Form 10QSB
period 1997-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1997-12-08
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549



                                  FORM 10-QSB

(Mark One)

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------         OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997.

_______         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to __________

                Commission file number: 001-13467

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


         Virginia                                         56-1641133
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

          911 East Leigh Street, Suite G-19, Richmond, Virginia 23219
                    (Address of principal executive offices)

                                 (804) 648-3820
                          (Issuer's telephone number)

                                  -----------

         Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes        No X

         As of November 30, 1997, 1,620,514 shares of Common Stock, no par value, of the registrant were outstanding.

         Transitional Small Business Disclosure Format (Check one) Yes:   No: X

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

         (a) Balance Sheets - September 30, 1997 (Unaudited) and December 30, 1996

         (b) Statements of Operation (Unaudited) - Three and Nine Month Periods Ended September 30, 1997 and 1996

         (c) Statements of Changes in Shareholders' Equity (Unaudited) - September 30, 1997

         (d) Statements of Cash Flows (Unaudited) - Nine Month Period Ended September 30, 1997

         (e)       Notes to Unaudited Financial Statements

                       COMMONWEALTH BIOTECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                           September 30,
                                                                                               1997             December 31,
                                                                                            (Unaudited)             1996
                                                                                         ------------------   ------------------
Current assets
     Cash and cash equivalents                                                           $       1,694,238    $         260,357

     Accounts receivable                                                                           166,526              116,437

     Prepaid expenses                                                                               76,930                1,080
                                                                                         ------------------   ------------------

         Total current assets                                                                    1,937,694              377,874
                                                                                         ------------------   ------------------

Property and equipment, net                                                                      1,169,090              243,611
                                                                                         ------------------   ------------------

Other assets
     Organization costs, net                                                                         1,417                3,183

     Deposits                                                                                       27,955                9,525

     Deferred loan costs, net                                                                      341,827                    -
                                                                                         ------------------   ------------------

         Total other assets                                                                        371,199               12,708
                                                                                         ------------------   ------------------

                                                                                         $       3,477,983    $         634,193
                                                                                         ==================   ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Demand note payable                                                                 $          42,000    $               -

     Current portion of long-term debt                                                              37,293               37,293

     Accounts payable                                                                              373,799               48,944

     Accrued interest payable                                                                      205,446                    -

     Deferred revenue                                                                                    -              200,000

     Convertible subordinated notes payable                                                      3,000,000                    -
                                                                                         ------------------   ------------------

         Total current liabilities                                                               3,658,538              286,237

     Long-term debt                                                                                276,437              185,687
                                                                                         ------------------   ------------------

         Total liabilities                                                                       3,934,975              471,924
                                                                                         ------------------   ------------------

Shareholders' equity (deficit)
     Common stock, no par value, 10,000,000 shares authorized, 71273 shares issued and outstanding at September 30, 1997 (unaudited) and December
         31, 1996, and on a proforma basis, 1,586,273
         shares issued and outstanding at September 30, 1997 (unaudited)                               760                  760

     Additional paid-in capital                                                                    387,391              134,662

     Retained earnings (deficit)                                                                  (845,143)              26,847
                                                                                         ------------------   ------------------

         Total stockholder's equity (deficit)                                                     (456,992)             162,269
                                                                                         ------------------   ------------------

                                                                                         $       3,477,983    $         634,193
                                                                                         ==================   ==================

                       COMMONWEALTH BIOTECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                            Three Months         Three Months          Nine Months          Nine Months
                                                Ended                Ended                Ended                Ended
                                            September 30,        September 30,        September 30,        September 30,
                                                1996                 1997                  1996                 1997
                                          ------------------   ------------------    -----------------    -----------------
Revenue
     Laboratory services                  $         260,112    $         345,311              688,414            1,404,523
                                          ------------------   ------------------    -----------------    -----------------

Costs and expenses
     Cost of services                                63,947              270,261              147,950              566,533

     Sales, general and administrative               68,714              468,386              166,615              717,607

     Research and development                       109,651              147,864              195,278              367,975
                                          ------------------   ------------------    -----------------    -----------------

         Total cost and expenses                    242,312              886,511              509,843            1,652,115
                                          ------------------   ------------------    -----------------    -----------------

Operating income (loss)                              17,800             (541,200)             178,571             (247,592)
                                          ------------------   ------------------    -----------------    -----------------

Other income (expense)
     Interest expense                                (4,820)            (217,122)              (8,591)            (227,797)

     Amortization of loan costs                           -             (113,942)                  -              (113,942)

     Interest income                                     81               27,121                  131               30,476
                                          ------------------   ------------------    -----------------    -----------------

         Total other income (expense)                (4,739)            (303,943)              (8,460)            (311,263)
                                          ------------------   ------------------    -----------------    -----------------

Net income (loss)                         $          13,061    $        (845,143)             170,111             (558,855)
                                          ==================   ==================    =================    =================

Proforma presentation applicable
     to conversion from
     S Corporation to C Corporation

Net income (loss) before proforma
     income tax expense                   $          47,590    $        (845,143)             170,111             (558,855)

Proforma income tax expense                          20,143                    -               44,688                    -
                                          ------------------   ------------------    -----------------    -----------------

Proforma net income (loss)                $          67,733    $        (845,143)             214,799             (558,855)
                                          ==================   ==================    =================    =================

Proforma earnings (loss) per
     common and common
     equivalent share                     $            0.05    $           (1.67)                0.25                (1.10)

Proforma weighted average
     common and common
     equivalent shares outstanding                  506,273              506,273              506,273              506,273
                                          ==================   ==================    =================    =================

                       COMMONWEALTH BIOTECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine Months          Nine Months
                                                                                               Ended                Ended
                                                                                           September 30,        September 30,
                                                                                               1996                 1997
                                                                                         ------------------   ------------------
Cash flows from operating activities
     Net income (loss)                                                                   $         170,111    $        (558,855)
                                                                                         ------------------   ------------------

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                              20,956              213,728

         Contributed services                                                                            -               36,346

         Changes in:
            Accounts receivable                                                                    (41,193)             (50,089)

            Prepaid expenses                                                                        (2,261)             (75,850)

            Organization costs                                                                         394                    -

            Accounts payable                                                                           578              324,854

            Accrued interest payable                                                                     -              205,446

            Deferred revenue                                                                             -             (200,000)
                                                                                         ------------------   ------------------

                Total adjustments                                                                  (21,526)             454,435
                                                                                         ------------------   ------------------

                Net cash provided by (used in) operating activities                                148,585             (104,420)
                                                                                         ------------------   ------------------

Cash flows from investing activities
     Purchases of property and equipment                                                          (177,492)          (1,023,499)

     Deposits                                                                                            -              (18,430)
                                                                                         ------------------   ------------------

                Net cash  used in investing activities                                            (177,492)          (1,041,929)
                                                                                         ------------------   ------------------

Cash flows from financing activities
     Proceeds from purchase of warrants by founding shareholders                                         -                  100

     Proceeds from notes payable                                                                   230,800              168,481

     Principal payments on long-term debt                                                          (63,860)             (35,731)

     Principal payments on capital lease obligations                                               (25,468)                   -

     Principal payments on related party notes payable                                              (1,956)                   -

     Payments made for expenses related to inital public offering                                        -              (82,038)

     Proceeds from issuance of convertible subordinated notes, net of
         deferred loan costs                                                                             -            2,626,269

     Shareholder distributions                                                                     (64,144)             (96,851)
                                                                                         ------------------   ------------------

                Net cash provided by  financing activities                                          75,372            2,580,230
                                                                                         ------------------   ------------------

Net  increase in cash and cash equivalents                                                          46,465            1,433,881

Cash and cash equivalents, beginning of period                                                      (2,016)             260,357
                                                                                         ------------------   ------------------

Cash and cash equivalents, end of period                                                 $          44,449    $       1,694,238
                                                                                         ==================   ==================

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                            $           8,591    $          22,351
                                                                                         ==================   ==================



                         NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the entire year or any interim periods.


NOTE B - EARNINGS PER SHARE

The proforma earnings per common and common equivalent share were computed by dividing the proforma net income, including applying the effects of proforma income taxes for 1996, by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the effect of the Company's convertible subordinated notes and warrants that are assumed to be exercised or converted into common stock for the earliest period presented. The Company's warrants are antidilutive. However, pursuant to Securities and Exchange Commission ("SEC") rules (Staff Accounting Bulletin No. 83), shares of stock sold, stock options and warrants granted and convertible subordinated notes issued within one year of the date of the contemplated initial public offering (but exclusive of the initial public offering itself) have been included in the calculation of common stock equivalents, using the treasury stock method, as if they were outstanding for all periods presented, even if the effect is antidilutive.

The number of shares outstanding for the purpose of presenting proforma earnings per common and common equivalent share gives effect retroactively to the 93.78-for-one stock split that occurred on June 17, 1997. After giving retroactive effect to the stock split, the weighted average number of shares outstanding during the year ended December 31, 1996 and the nine months ended September 30, 1997 (unaudited) was 71,273. For December 31, 1996, and September 30, 1997 (unaudited) and September 30, 1996 (unaudited), the average common equivalent shares used to calculate proforma earnings per common and common equivalent share were 506,273. This includes the Company's presently outstanding common shares of 71,273, plus 500,000 shares relating to the Company's convertible subordinated notes on an "as if converted" basis, and the antidilutive effect of the Company's 100,000 warrants converted using the Treasury Stock method to reduce the shares outstanding by 65,000. The antidilutive component results from the exercise price of $9.90 for each of the Company's warrants being greater than the $6.00 anticipated market price of the Company's common stock.


NOTE C - PRIVATE PLACEMENT OFFERING

On June 25, 1997, the Company sold 60 convertible subordinated notes ("notes"), with a principal amount of $50,000 per note, in a private placement offering at an offering price of $50,000 per note. Each note bears interest at the rate of 20% and is payable upon the conversion of the note into shares of the Company's common stock. Interest will be paid through the date of the conversion in the form of additional shares of common stock that will be issued based on a conversion price of $6.00 for each share of common stock. Each note will be automatically converted into a minimum of 8,333.33 shares of the Company's common stock, upon the earlier of the closing of the Company's proposed IPO, or on June 25, 1998, the maturity date. Upon conversion, the actual number of shares issued will equal the principal amount of the notes plus accrued interest divided by the stated conversion price of $6.00. The Company received net proceeds of $2,626,269, after underwriting and other offering costs of $373,731.

NOTE C - PRIVATE PLACEMENT OFFERING(concluded)

Upon the closing of the private placement offering, the Company issued warrants to members of Management for the purchase of 100,000 shares of common stock. The warrants were issued to the management team at $.001 per share, and will be exercisable for a period of ten years at an exercise price of $9.90 per share.


NOTE D - SUBSEQUENT EVENT

On October 28, 1997, the Company consummated an Initial Public Offering (IPO) of 1,015,000 shares at $6 per share for a total of $6,090,000 before offering expenses. Offering expenses were estimated to be $687,200, which will be netted against additional paid-in capital. In connection with the IPO, 534,241 additional shares of stock were issued upon conversion of the notes, including 34,241 shares issued for interest on the notes payable. Unamortized loan costs incurred in connection with the private placement of the notes will be charged against additional paid-in capital in the fourth quarter.

                        Recent Accounting Pronouncements


In June 1996, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control of the affected asset or liability that it controls or surrenders. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively, CBI is not presently expected to be impacted by this Statement in the foreseeable future.

In October 1996, the FASB issued FASB Statement No. 127 Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which deferred for one year paragraphs 9-12 (Accounting for Transfers and Servicing of Financial Assets) under FASB No. 125 for securities lending, repurchase agreements, dollar rolls, and other secured transactions. The FASB also agreed to defer for one year paragraph 15 (Secured Borrowings and Collateral) under FASB No. 125 for all transactions.

In February 1997, the FASB issued FASB Statement No. 128, Earnings Per Share. This statement simplifies the calculation of earnings per share (EPS). It replaced primary earnings per share with a calculation known as basic EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Under the new rules, income available to common shareholders should be adjusted for the assumed conversion of all potentially dilutive securities. The treasury stock method is used to calculate the dilutive effect of option and warrants. The treasury stock method is applied using the average market price of CBI's common stock during the period rather than the higher of the average market price or ending market price. The dilutive effect of convertible debt or convertible preferred stock will be calculated using the if-converted method, which assumes conversion at the beginning of the period if the effect is dilutive. FASB No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted; however, the statement requires restatement of all prior-period EPS data presented.

With respect to calculating EPS during the period when an initial public offering becomes effective, certain Securities and Exchange Commission financial reporting requirements (Staff Accounting Bulletin (SAB) No. 83, Earnings Per Share Computations in an Initial Public Offering) are inconsistent with FASB No.
128. Currently, the status of SAB No. 83 is pending; however it is our current understanding that the requirements of SAB No. 83 should continue to be followed. If that is the case, the 1997 EPS calculations will not be effected. However, due to the treatment of antidilutive common stock equivalents under SAB No. 83, and if, SAB No. 83 is withdrawn or superseded, the denominator of the EPS calculation would be increased by 65,000 shares for diluted EPS, as defined by statement No. 128.

In February 1997, the FASB also issued FASB No. 129, Disclosure of Information about Capital Structure. This statement consolidates the existing guidance from several other pronouncements relating to an entity's capital structure. Management does not expect the application of this pronouncement to have a material impact on CBI's financial statements.

During June 1997, the FASB issued FASB Statement No. 130, Reporting Comprehensive Income. This pronouncement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. FASB No. 130, is effective for financial statements beginning after December 15, 1997. Management does not expect the application of this pronouncement to have a material impact on CBI's financial statements.

Additionally during June of 1997, the FASB issued FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This pronouncement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic area and major customers. This statement becomes, effective for financial statements for periods beginning after December 31, 1997. Management is currently assessing the impact of this statement on the Company's future disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following should be read in conjunction with the Company's Financial Statements and Notes thereto included as Item 1 to this Form 10-QSB.


Results of Operation

         Revenues

         The Company's revenues are derived principally from providing protein/peptide and DNA/RNA chemistries and related analytical services to researchers in the biotechnology industry. The Company's customers contract with the Company to provide a discrete range of specific services or to conduct a more comprehensive research program consisting of a wider variety of services. In providing these services, the Company has no ownership or other interest in any intellectual properties which may result from the research. The Company also derives revenue from government grants which fund the Company's research on its proprietary technologies.

         Gross revenues in the third quarter of 1997 (the "1997 Quarter") increased $85,199 or 32.8%, from $260,112 in the third quarter of 1996 (the "1996 Quarter") to $345,311 in the 1997 Quarter. Gross revenues increased $716,109 or 104.0%, from $688,414 during the nine month period ended September 30, 1996 (the "1996 Period") to $1,404,523 during the nine month period ended September 30, 1997 (the "1997 Period"). Revenue generated by virtually all services offered by the Company increased during both the 1997 Quarter and the 1997 Period, with the DNA sequence analysis service showing the largest percentage revenue increase, in the amount of $48,476 or 185.1%, from $26,190 in the 1996 Quarter to $74,666 in the 1997 Quarter. Revenues attributable to DNA sequence analysis increased by $149,740 or 143.9%, from $104,060 in the 1996 Period to $253,800 during the 1997 Period. Revenue realized from various contract research programs increased by $199,891 or 160.6%, from $124,423 in the 1996 Period to $324,314 in the 1997 Period.

      In addition, the Company experienced an increase in revenue realized from government grants in the amount of $19,390 or 15.0% from $129,454 in the 1996 Quarter to $148,844 in the 1997 Quarter. Revenue attributable to government grants also increased $148,844 or 150.2%, from $99,117 in the 1996 Period to $247,960 in the 1997 Period. These grants were provided by the United States Public Health Service National Institutes of Health or the United States Department of Agriculture, under the auspices of two different Small Business Technology Transfer Research Grants and a Small Business Innovative Research award. The government grants are expense reimbursement grants which provide for reimbursement of the Company's direct costs incurred in a research project, plus indirect costs stated as a percentage of direct costs. The Company generally receives grant payments semi-monthly, with the amount of each payment being determined by the amount of the costs incurred in the immediately preceding two-week period.

         Management believes that this increase in revenue is primarily attributable to an expanded client base and to larger orders from individual clients resulting from to the Company's enhanced reputation in the industry and to more effective advertising activities. New marketing initiatives include expanded advertising in professional journals, attendance at two trade shows, design of a new marketing brochure, and recruitment of sales representatives in three major biotechnology markets: Boston/New York, the San Francisco Bay area and San Diego.

         The Company experiences quarterly fluctuations in revenues which arise primarily from variations in contract status with its large customers. In addition, the majority of other customer projects are individual orders for specific projects ranging from $6,000 to $200,000. Engagement for subsequent projects is highly dependent upon the customer's satisfaction with the services previously provided, and upon factors beyond the Company's control such as the timing of product development and commercialization programs of the Company's customers. The Company is unable to predict for more than a few months in advance the volume and dollar amount of future projects in any given period. Therefore, the timing of significant projects could have a significant impact on the financial results of any given period. The combined impact of several large contracts from customers and the unpredictable project fluctuations can result in very large fluctuations in financial performance from quarter to quarter.

         Performance of research contracts for two clients was completed in the third quarter of 1997. One of these clients has indicated that it will probably begin two new research contracts with the Company in the first quarter of 1998 (totaling $265,000 in revenue over the ensuing year). Additionally, the Company has bids for several contracts pending, an award of any of which would have a significant impact on revenues.

         Expenses

         Cost of services consists primarily of labor and laboratory supplies. The cost of services increased $206,314 or 322.6%, from $63,947 in the 1996 Quarter to $270,261 in the 1997 Quarter. The cost of services increased by $418,583 or 282.9%, from $147,950 in the 1996 Period to $566,533 in the 1997
Period. This increase primarily reflects the addition of technical personnel and experienced scientists to the Company payroll as the Company has expanded its operations. The Company anticipates hiring additional technical and scientific personnel in the next several fiscal quarters. Cost of services as a percentage of revenue was 24.6% in the 1996 Quarter and 78.3% in the 1997 Quarter. Cost of services as a percentage of revenue was 21.5% in the 1996 Period and 40.3% in the 1997 Period. The Company experienced increased laboratory supplies cost in the third quarter of 1997 which reflects one-time additions to inventory necessary to bring new DNA sequencers, an amino acid analyzer, and a peptide synthesizer on-line. Cost of services is subject to fluctuation and can cause results of operations to fluctuate from quarter to quarter, particularly if the Company purchases supplies but does not record the revenue from the performance of services until a subsequent quarter.

         Sales, general and administrative expenses consist primarily of compensation and related costs, depreciation and amortization, professional fees and advertising. Sales, general and administrative expenses increased $399,672 or 581.6%, from $68,714 in the 1996 Quarter to

$468,386 in the 1997 Quarter. Sales, general and administrative expenses increased by $550,992 or 330.7%, from $166,615 in the 1996 Period to $717,607 in the 1997 Period. Sales, general and administrative expenses as a percentage of revenue were 26.4% in the 1996 Quarter and 135.6% in the 1997 Quarter. Sales, general and administrative expenses as a percentage of revenue were 24.2% for the 1996 Period and 51.1% for the 1997 Period. The increase in the percentage relationship of sales, general and administrative expenses to revenue is primarily attributable to the addition of the Company's executive officers to the payroll on a full-time basis in the third quarter of 1997, amounting to $111,250, and payment of bonuses to the executive officers totaling $150,000, of which $75,000 has been recognized in the third quarter of 1997 and the balance will be recognized in the fourth quarter of 1997, and to the addition of additional personnel to the payroll in 1997. Also contributing to the increase in sales, general and administrative expenses were increased marketing efforts in the second and third quarters of 1997, which are expected to continue into the fourth quarter of 1997. Marketing and advertising expenses increased $15,189 or 90.7%, from $16,736 in the 1996 Quarter to $31,925 in the 1997 Quarter. Marketing and advertising expenses increased $34,582 or 129.0% from $26,813 in the 1996 Period to $61,395 in the 1997 Period.

         In the third quarter, the Company also experienced a substantial increase in interest expense in the amount of $219,206 or 2551.5%, from $8,591 in the 1996 Period to $227,797 in the 1997 Period, and an increase in amortization of loan costs associated with the Company's private placement of $3,000,000 aggregate principal amount of convertible notes (the "Notes"), in the amount of $113,942 in the 1997 Period. The Company experienced a one-time charge to interest expense amounting to $205,446 in the third quarter as a result of issuance of the Notes in June 1997.

         Research and development costs increased $38,213, or 34.8%, from $109,651 in the 1996 Quarter to $147,864 in the 1997 Quarter. Research and development costs increased $172,679 or 88.4%, from 195,278 in the 1996 Period to 367,975 in the 1997 Period. Research and development costs as a percentage of revenue were 42.2% in the 1996 Quarter and 42.8% in the 1997 Quarter. Research and development costs as a percentage of revenue were 28.4 % in the 1996 Period and 26.2% in the 1997 Period. The increase in research and development expenses is primarily related to developing and improving the Company's automated sequencing and protein analysis capabilities. Research and development expenses are likely to continue to increase as the Company's expansion efforts continue.

         Liquidity and Capital Resources

         The Company has experienced significant fluctuating demands on working capital due to actual and anticipated growth in all current services. Operating cash flow provided by (used in) operating activities was ($104,420) in the 1997 Period and $145,585 in the 1996 Period. Net working capital (deficit) was ($1,720,844) in the 1997 Period and $91,637 in the 1996 Period. The working capital deficit at September 30, 1997 was due to the private placement of the Notes. Upon completion of an initial public offering of the Company's common stock on October 28, 1997, the Notes converted into shares of common stock. The net proceeds from the sale of the Notes amounted to $2,626,269.

         During the first quarter of 1997, the Company received the proceeds of a term loan from a financial institution in the amount of $102,800. The Company also financed the purchase of a vehicle under a term loan in the amount of $23,682. In addition, the Company received the proceeds of a demand loan from a financial institution in the amount of $42,000. During October 1997, the Company consolidated its demand and term notes into a single term loan.

         For the 1997 Period, the Company made capital expenditures on new instrumentation, computers and peripheral scientific equipment amounting to $1,023,499. As a part of its growth strategy, the Company expects to incur approximately $3,100,000 of capital expenditures, consisting of approximately $2,600,000 of expenditures on laboratory equipment and related computer equipment and software, and approximately $500,000 of expenditures on fitting up new laboratory and office space. The Company expects to incur these expenditures during the next eighteen months. In the meantime, available funds are invested in an interest-bearing account at a commercial bank.

         Prior to the completion of the private placement of the Notes, the Company, as a corporation governed by Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), made distributions to its shareholders which totaled an aggregate of $79,533 in 1996 and $96,851 for the first six months of 1997. In June 1997, the Company altered its taxable status to that of a corporation governed by Subchapter C of the Code. Due to the operating loss incurred by the Company during the 1997 Quarter, the Company accrued no corporate income taxes.

Year 2000 Project

         The Year 2000 presents problems for businesses that are dependent on computer hardware and software to perform date dependent calculations and logic comparisons. A great deal of software and microchip technology was developed utilizing two digit years rather than four digit years (example: 97 instead of 1997). Technology utilizing two digit years most likely will not be able to distinguish the year 2000 from 1900, and therefore may shut down or perform miscalculations and comparisons as much as 100 years off.

         Management is fully aware this presents a potential business disruption, and has begun a program of due diligence in addressing the impact of the Year 2000 on the Company and its operations. Once identified, areas of exposure will be prioritized as to severity and time to cure, with a plan developed to make the Company and its subsidiaries Year 2000 compliant. Management anticipates the Company will be Year 2000 compliant.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not currently involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         On October 28, 1997, the Company completed its initial public offering of Common Stock (the "Initial Public Offering"). The net proceeds to the Company from the Initial Public Offering were $5,402,800. Through November 30, 1997, the Company has not expended any of the Initial Public Offering proceeds, which are currently invested in an interest-bearing account at a commercial bank.



Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 1, 1997, the shareholders of the Company, by unanimous written consent, amended the Company's 1997 Stock Incentive Plan to increase the number of shares of the Company's common stock, no par value per share ("Common Stock"), issuable thereunder from 376,667 shares to 410,000 shares. Of the 410,000 shares issuable under the Plan, 270,000 shares were reserved for issuance to Richard J. Freer, Robert B. Harris, Gregory A. Buck and Thomas R. Reynolds, the Company's founders.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.

     Exhibit Number               Description of Exhibit

        3.1           Amended and Restated Articles of Incorporation (1)
        3.2           Amended and Restated Bylaws (2)
        4.1           Form of Common Stock Certificate (3)
        4.2           Form of Underwriter's Warrant, as amended (4)
        4.3           Form of Management Warrant, as amended (5)
       10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (6)
       10.2 Warrant Agreement between the Company and Anderson & Strudwick, Incorporated(7)
       10.3           Warrant Agreement between the Company and Richard J.
                      Freer, as amended (8)
       10.4           Warrant Agreement between the Company and Thomas R.
                      Reynolds, as amended (9)
       10.5           Warrant Agreement between the Company and Gregory A.
                      Buck, as amended (10)
       10.6           Warrant Agreement between the Company and Robert B.
                      Harris, as amended (11)
       10.7           Employment Agreement for Richard J. Freer (12)
       10.8           Employment Agreement for Thomas R. Reynolds (13)
       10.9           Employment Agreement for Gregory A. Buck (14)
       10.10          Employment Agreement for Robert B. Harris (15)
       10.11          Executive Severance Agreement for Richard J. Freer (16)
       10.12          Executive Severance Agreement for Thomas R. Reynolds (17)
       10.13          Executive Severance Agreement for Gregory A Buck (18)
       10.14          Executive Severance Agreement for Robert B. Harris (19)
       10.15          1997 Stock Incentive Plan, as amended (20)
       10.16          Form of Incentive Stock Option Agreement (21)
       11.1           Statement re: computation of per share earnings (22)
       27.1           Financial Data Schedule (23)

-------------

(1) Incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(2) Incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(3) Incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(4) Incorporated by reference to Exhibit 4.3 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(5) Incorporated by reference to Exhibit 4.4 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.

(6) Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(7) Incorporated by reference to Exhibit 10.2 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(8) Incorporated by reference to Exhibit 10.3 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(9) Incorporated by reference to Exhibit 10.4 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(10) Incorporated by reference to Exhibit 10.5 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(11) Incorporated by reference to Exhibit 10.6 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(12) Incorporated by reference to Exhibit 10.7 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(13) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(14) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(15) Incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(16) Incorporated by reference to Exhibit 10.11 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(17) Incorporated by reference to Exhibit 10.12 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(18) Incorporated by reference to Exhibit 10.13 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(19) Incorporated by reference to Exhibit 10.14 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(20) Incorporated by reference to Exhibit 10.15 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(21) Incorporated by reference to Exhibit 10.16 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(22)     Filed herewith.
(23)     To be filed by amendment.


         (b)      Reports on Form 8-K.

         The Company did not file a Current Report on Form 8-K during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       COMMONWEALTH BIOTECHNOLOGIES, INC.



                                            By:      /s/ Robert B. Harris
                                                     --------------------
                                                     Robert B. Harris
                                                     President

December 8, 1997

                                 EXHIBIT INDEX


Exhibit Number                  Description of Exhibit

        3.1       Amended and Restated Articles of Incorporation (1)
        3.2       Amended and Restated Bylaws (2)
        4.1       Form of Common Stock Certificate (3)
        4.2       Form of Underwriter's Warrant, as amended (4)
        4.3       Form of Management Warrant, as amended (5)
       10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (6)
       10.2 Warrant Agreement between the Company and Anderson & Strudwick, Incorporated (7)
       10.3       Warrant Agreement between the Company and Richard J.
                  Freer, as amended (8)
       10.4       Warrant Agreement between the Company and Thomas R.
                  Reynolds, as amended (9)
       10.5       Warrant Agreement between the Company and Gregory A.
                  Buck, as amended (10)
       10.6       Warrant Agreement between the Company and Robert B.
                  Harris, as amended (11)
       10.7       Employment Agreement for Richard J. Freer (12)
       10.8       Employment Agreement for Thomas R. Reynolds (13)
       10.9       Employment Agreement for Gregory A. Buck (14)
       10.10      Employment Agreement for Robert B. Harris (15)
       10.11      Executive Severance Agreement for Richard J. Freer (16)
       10.12      Executive Severance Agreement for Thomas R. Reynolds (17)
       10.13      Executive Severance Agreement for Gregory A Buck (18)
       10.14      Executive Severance Agreement for Robert B. Harris (19)
       10.15      1997 Stock Incentive Plan, as amended (20)
       10.16      Form of Incentive Stock Option Agreement (21)
       11.1       Statement re: computation of per share earnings (22)
       27.1       Financial Data Schedule (23)

---------------

(1) Incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(2) Incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(3) Incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(4) Incorporated by reference to Exhibit 4.3 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(5) Incorporated by reference to Exhibit 4.4 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(6) Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(7) Incorporated by reference to Exhibit 10.2 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(8) Incorporated by reference to Exhibit 10.3 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.

(9) Incorporated by reference to Exhibit 10.4 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(10) Incorporated by reference to Exhibit 10.5 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(11) Incorporated by reference to Exhibit 10.6 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(12) Incorporated by reference to Exhibit 10.7 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(13) Incorporated by reference to Exhibit 10.8 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(14) Incorporated by reference to Exhibit 10.9 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(15) Incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(16) Incorporated by reference to Exhibit 10.11 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(17) Incorporated by reference to Exhibit 10.12 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(18) Incorporated by reference to Exhibit 10.13 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(19) Incorporated by reference to Exhibit 10.14 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(20) Incorporated by reference to Exhibit 10.15 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(21) Incorporated by reference to Exhibit 10.16 filed with Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(22)     Filed herewith.
(23)     To be filed by amendment.