Form 10QSB/A
period 1997-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1997-12-11
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549



                                  FORM 10-QSB/A

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

Shareholders' equity (deficit)
     Common stock, no par value, 10,000,000 shares authorized, 71,273 shares issued and outstanding at September 30, 1997 (unaudited) and December
         31, 1996, and on a proforma basis, 1,506,275
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
                                                                                         ==================   ==================

                       COMMONWEALTH BIOTECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                            Three Months         Three Months          Nine Months          Nine Months
                                                Ended                Ended                Ended                Ended
                                            September 30,        September 30,        September 30,        September 30,
                                                1996                 1997                  1996                 1997
                                          ------------------   ------------------    -----------------    -----------------
Revenue
     Laboratory services                  $         260,112    $         345,311            $ 688,414           $1,404,523
                                          ------------------   ------------------    -----------------    -----------------

Costs and expenses
     Cost of services                                63,947              270,261              147,950              566,533

     Sales, general and administrative               68,714              468,386              166,615              717,607

     Research and development                       109,651              147,864              195,278              367,975
                                          ------------------   ------------------    -----------------    -----------------

         Total cost and expenses                    242,312              886,511              509,843            1,652,115
                                          ------------------   ------------------    -----------------    -----------------

Operating income (loss)                              17,800             (541,200)             178,571             (247,592)
                                          ------------------   ------------------    -----------------    -----------------

Other income (expense)
     Interest expense                                (4,820)            (217,122)              (8,591)            (227,797)

     Amortization of loan costs                           -             (113,942)                  -              (113,942)

     Interest income                                     81               27,121                  131               30,476
                                          ------------------   ------------------    -----------------    -----------------

         Total other income (expense)                (4,739)            (303,943)              (8,460)            (311,263)
                                          ------------------   ------------------    -----------------    -----------------

Net income (loss)                         $          13,061    $        (845,143)           $ 170,111           $ (558,855)
                                          ==================   ==================    =================    =================

Proforma presentation applicable
     to conversion from
     S Corporation to C Corporation

Net income (loss) before proforma
     income tax expense                   $          47,590    $        (845,143)           $ 170,111           $ (558,855)

Proforma income tax expense                          20,143                    -               44,688                    -
                                          ------------------   ------------------    -----------------    -----------------

Proforma net income (loss)                $          27,447    $        (845,143)           $ 125,423           $ (558,855)
                                          ==================   ==================    =================    =================

Proforma earnings (loss) per
     common and common
     equivalent share                     $            0.05    $           (1.67)           $    0.25           $    (1.10)

Proforma weighted average
     common and common
     equivalent shares outstanding                  506,273              506,273              506,273              506,273
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

December 10, 1997

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