Form 10KSB
period 1997-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1998-03-31
CIK 1042418

18

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission file number: 001-13467

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

           Virginia                              56-1641133
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                        911 East Leigh Street, Suite G-19
                            Richmond, Virginia 23219
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (804) 648-3820



Securities registered pursuant to Section 12(b) of the Act:    Securities registered pursuant to Section 12(g) of the Act:
                           None                                      Common Stock, without par value per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].
          The issuer's revenues for the year ended December 31, 1997 were $1,761,308.
          The aggregate market value of the shares of common stock, without par value ("Common Stock"), of the registrant held by non-affiliates on March 23, 1998 was approximately $13,355,029, based upon the closing sales price of these shares as reported on the Nasdaq SmallCap Market on March 23, 1998.
         As of March 30, 1998 there were 1,620,514 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on April 14, 1998 are incorporated by reference into Part III of this Form 10-KSB.

         Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one:)
Yes ___ No X.

                                     PART I


Item 1.           Description of Business.

Overview

         Commonwealth Biotechnologies, Inc. (the "Company") was founded in 1992 by four experienced research scientists to provide sophisticated research and development support services on a contract basis to the biotechnology industry. The Company's customers consist of private companies, academic institutions, and government agencies, all of which use biological processes to develop products for health care, agricultural and other purposes. The Company's revenues are derived principally from providing macromolecular synthetic and analytical services (protein/peptide, and DNA/RNA chemistries) to researchers in the biotechnology industry or who are engaged in life sciences research in government or academic labs.

         The Company provides these services to customers on a contract basis and derives its revenues from these services, and not from sales of commercial products resulting from the research. This arrangement distinguishes the Company from many other biotechnology companies in that the Company's revenues are not directly dependent on successfully commercializing a new biotechnology product. The Company has developed a strong reputation as a leading provider of biotechnology research and development analytical services. The Company is focusing its expansion efforts on the maintenance and expansion of long-term relationships with customers in the biotechnology industry and in establishing new customer relationships. The Company has implemented new technologies to provide new services to its customers, and is continuing to develop new products and services to meet the changing needs of its customers.

         In general terms, the Company serves two types of customers: those who require a discrete set of services ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("long-term projects"). More often than not, short-term and long-term project customers send the Company repeat business.

         The Company also derives a portion of its revenues from research grants funded by various Federal government agencies. These research grants support the bulk of the Company's research efforts on its own proprietary technologies. The Company is developing its own technologies in the areas of anti-coagulation, cell targeting, and genomic sequence analysis.

Growth Strategy

         The Company's strategy for growth includes:

         Expansion of its Instrumentation Capacity. The Company believes there is significant demand for additional services of the type the Company currently offers. The Company's capacity to service this demand has been constrained by the limitations of its facilities and need to make significant capital expenditures on equipment. By securing a significantly larger laboratory facility and additional research equipment, the Company will have the capacity to generate substantially greater revenues from its core services, to offer new technologies, and to improve profit margins through more efficient operations.

         Expansion of its Marketing Capabilities. The Company has expanded its customer base primarily through placement of print-ads in several periodicals and industry sourcebooks, by attendance at a limited number of trade shows, seminars, and meetings, through its own World Wide Web Home Page, and by word-of-mouth recommendations. The Company has increased its print-ad marketing and will continue to utilize these other strategies to attract customers. However, the Company will also expand its sales and marketing capabilities in three areas:

                  The Company is currently recruiting sales representatives to cover three major biotechnology areas of the Country: the Boston/New York/New Jersey area, the San Diego area, and the San Francisco Bay area. It is anticipated that two (2) full-time sales representatives will be trained in the field and that these individuals will be primarily targeting pharmaceutical and biotechnology companies and government agencies.

                  The Company has engaged Advantage Consulting, Inc. to facilitate its ability to successfully compete for contracts with the U.S. Department of Defense and the Department of Justice, both of which have an interest in DNA technologies.

                  The Company plans to engage an advertising and marketing firm to advise the Company on new strategies and tools to enhance both the Company's visibility, and its ability to identify and reach new customers.

         Regulatory Compliance. The Company expects to come into compliance with GLP (Good Laboratory Practices) and CLIA (Clinical Laboratory Improvement Act) guidelines, which will enable the Company to offer services to customers requiring compliance with those standards.

         Expansion into New Service Technologies. The Company continues to critically examine new technologies with a view to expanding its customer base and sources of revenue. The Company has already made inroads in establishing new service technologies and offering these services to its customers. In 1998, the Company will increase its capacity or improve its analytical service offerings in the following areas:

                  DNA Sequence Analysis. The Company has positioned itself to be at the forefront in the development and application of new genome based technologies. The Company has expanded its contract DNA sequencing services and offers sophisticated sequence data analysis. The Company will continue to expand these services in 1998 through the acquisition of additional sequencing instrumentation, and through the development of a Bioinformatics Group.

                  Genome Sequencing.        The Company is developing
                  comprehensive genome sequencing capabilities in parallel with the development of the Bioinformatics Group. The Company is already sequencing human microbial pathogens.

                  Genetic Analysis. The Company has established a Genetic Testing Group and is evaluating several likely applications, including screening for mutations in several genes associated with human hereditary diseases, and for genes in which mutations confer an increased probability for the development of specific cancers during the lifetime of the individual.

                  Identity Testing by Genetic Analysis. Many states have mandated that people passing through the criminal justice system be sampled and that their genetic fingerprints be determined. However, most state laboratories lack the facilities and people necessary to perform these assays. The Company is positioned to provide these services and is establishing a DNA Reference Laboratory containing all the necessary work areas required to provide these services. The Company expects to become accredited for performance of this service in early 1998.

                  Centralized Computer Facilities. The Company will acquire and maintain a more centralized server for databasing and analysis, and to develop a more sophisticated company-wide intranet. We are also evaluating powerful software packages to permit more efficient data handling, storage, backup, and analysis.

                  Expanded DNA Synthesis Services. DNA analogs called "Protein Nucleic Acids" or PNAs, are insensitive to nucleases that degrade DNA, and hybridize with more specificity and stability to complementary DNA. The Company has negotiated an agreement with Perseptive Biosystems, Inc. to synthesize and distribute PNAs in the Mid-Atlantic region of the United States. In addition, demand for DNA/RNA synthesis continues to increase, and in particular, the Company is one of the few offering commercial RNA synthesis.

                  Bioorganic Mimetic Chemistry. Incorporation of organic "mimetic" structures into drugs often leads to enhanced stability and oral availability of the drug. The Company now offers synthesis of these mimetic structures, and expects demand to increase for this service.

                  Expanded Mass Spectroscopy Services and Carbohydrate Analytical Services. The Company is studying whether to establish a full-service mass spectral facility in its new laboratories and whether sufficient demand exists for initiating detailed carbohydrate analytical services.


Analytical Support Services

         In order to experiment with cell components and macromolecules, researchers need to analyze, sequence, purify, synthesize, and characterize those components. Thus, the Company's business is dependent upon the use of sophisticated, scientific and analytical equipment. In light of increasing cost pressures, many companies, universities, and research institutions seek to avoid incurring the costs to equip and staff laboratories which can perform these analytical services, and instead they choose to contract with the Company for these services.

         The Company is a fee-for-service contractor and typically takes no ownership position in the intellectual property rights of the services it performs under contract for either short-term or long-term contract customers. A key to the growth of the Company has been to integrate a number of foundation technologies and provide a broad range of capabilities to customers who otherwise must go to several different sources for their needs. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides.

         Providing a wide range of services is an important element of the Company's competitive strategy. Virtually all of its closest competitors provide either DNA level technologies or protein/peptide level technologies. There are few major competitors which offer integrated DNA/RNA and protein/peptide technologies and none that offer these technologies combined with sophisticated biophysical techniques, such as RNA synthesis, DNA synthesis, PNA synthesis, calorimetry, spectroscopy, and mass spectral analysis. Thus, the Company can provide complete research programs to its customers. "One stop biotechnology shopping" has proved attractive in securing long-term contracts with customers ranging from major players in the pharmaceutical industry to major government sponsors of research, such as the National Institutes of Health ("NIH"). The Company believes it has earned a reputation as a leading provider of high quality DNA sequencing - a reputation which has enabled it to obtain key contracts with universities, major pharmaceutical, and biotechnology companies throughout the world.

         The services offered by the Company are fully detailed in its promotional brochures, and on its World Wide Web page. Some of these services include:

         Oligonucleotide Synthesis. Nucleotides are the building blocks of DNA and RNA. The Company provides both routine syntheses and custom synthesis chemistries for design of special nucleotide derivatives. Very few commercial companies offer custom RNA synthesis or synthesis of RNA/DNA hybrid molecules, and the Company has been successful in supplying these specialized products to academic and commercial customers. In addition, the Company now produces PNAs.

         Protein/Peptide Synthesis. Assembly of amino acids into chains creates synthetic peptides. Equipment purchased with a portion of the proceeds from its initial public offering (the "IPO") have substantially increased the Company's capacity for peptide synthesis. The Company plans to add two additional synthesizers in the near future.

         DNA Sequencing. Sequencing is essentially the reverse process of synthesis. In a typical experiment, a customer will require 10-20 sequencing reactions. However, a number of customers require thousands of sequencing reactions, for which the Company offers aggressive discounts in pricing.

         Peptide/Protein Sequencing. Analysis of the order of amino acids in proteins and enzymes is an important analytical tool. The Company provides N-terminal sequence analysis. New instruments which have been ordered will allow the Company to offer automated C-terminal sequence analysis.

         Peptide/Protein Compositional Analysis. Analysis of the amino acids that compose a protein or peptide is used to verify purity of synthesized peptides and to determine the make-up of newly discovered proteins or enzymes.

Customers

         The Company currently provides similar products and support to more than 400 researchers at more than 350 different institutions world-wide.

         Short-Term Research Projects. On average, in 1997, the Company added 16 new customers per month. Of its domestic customers, 59% work in private companies, and 41% are located in university or governmental labs. In 1997, the Company added 19 new foreign research institutes in Japan, India, Greece, Columbia, Korea, Norway, Spain, Sweden, and Canada.

         In 1997, the Company averaged 66 new orders per month. The nature of these orders vary widely; some are for relatively straight-forward chemistries which take a minimum amount of time to complete, while other orders are for more complicated procedures which take several weeks to complete.

         The Company's customers come from many sources. The Company advertises in the professional journals, exhibits at trade shows, and has its own Web page from which a potential customer may directly download order forms and place an order, if desired. The Company is also cross listed on several biotechnology, biochemistry, and molecular biology search services, so that potential customers may find the Company using simple key word search terms. Of course, favorable word-of-mouth advertising is key to our success, and has brought us many new investigators within a single research-based institution. All inquiries to the Company receive immediate and personal attention. Quotations are usually sent back to a potential customer within the day, and certainly within 24 hours. Customers continue to comment favorably on their phone, fax, and email interactions with the Company's staff personnel.

         Long-Term Research Projects. The Company actively pursues long-term research contracts with government, private, and university research institutes. Some contracts are to perform services to a customers' list of specifications, while other contracts are to perform basic research into a problem of interest to the customer. The Company is able to attract these customers because of the breadth of technologies that it offers. In 1997, one private industry customer, with research facilities in 4 locations in 3 different states (27 different principal investigators), accounted for approximately 21% of the Company's total gross revenues. The Company regularly bills this (and other) customers against numerous standing purchase orders. The Company completed several research contracts in 1997 resulting in total aggregate revenue of $561,007.


Operations

         Requests for quotes from potential customers are received via phone, e-mail, from the Company's World Wide Web page, or by hard copy directed to the Company's business coordinator or laboratory manager. All inquiries are answered by direct mail of the Company brochure and price lists, with follow up phone calls, where appropriate. Price quotes for small projects or routine analytical procedures are generated by scientists who possess the expertise necessary to respond appropriately. Quotes for more complex projects are developed collaboratively by the Company personnel having the requisite expertise. Most quotations are sent back to the inquiring scientist within one working day.

         Incoming orders are logged onto the Company's project management system, assigned a work order number, and delivered to the appropriate scientist designated to oversee and coordinate all aspects of the particular project. The work to be done is scheduled on the appropriate instruments, and all necessary reagents or other supplies needed to complete the project are ordered as needed. Every customer is required to sign a service agreement prior to the Company initiating any requested work.

         As a long-term project is completed, progress reports are usually sent to the customer detailing the results found to date, and the conclusions to be drawn. If the project is relatively straight-forward, such as an amino acid analysis, spectroscopy, or DNA sequence analysis, the results are faxed or e-mailed to the customer prior to sending the customer the hard copy of his results. If the project entails a synthesis of a peptide or oligonucleotide, for example, the product is sent to the customer by express mail service. Every product is accompanied by a data sheet, which details the physicochemical properties of the compound, including the results of all analytical tests performed which support the claimed purity and composition. The customer is invoiced upon completion of the work, or at particular points in the work program. The customer pays for the services provided in accordance with the Company's standard fee structure and typically retains all rights to any developments resulting from the analysis.

         All data generated at the Company are archived for the customer. Where appropriate, the data are archived on selected storage media, such as back up tapes or computer disks. A file is maintained for every customer, and these files are also archived. The Company employs appropriate security measures to ensure the confidentiality of customer information.

         The Company operates under strict standard operating protocols ("SOPs") which detail the particular technologies used to complete the work in progress. SOPs are made available to the customer upon request. In addition, the Company's technical team follows standard operating procedures which help to produce consistent, high quality results.


Proprietary Research And Development

         The Company generally does not retain intellectual property rights on work done for its customers. In contrast, in its proprietary research and development programs, the Company is developing its own technologies. CBI does not foresee itself as a manufacturer of any products that might result from these research efforts; rather, the goal of these projects is to bring a particular technology to a patentable stage, and then license the technology to another company. If the technology is commercialized, the Company may realize licensing and/or royalty fees. The Company has completed three different Phase I Small Business Technology Transfer Research ("SBTTR") grants from NIH ($100,000 each), has completed the first year of a Phase II SBTTR grant from NIH ($235,000), and is in the second year of the Phase II SBTTR grant from NIH ($265,000). The Company has also completed a Phase I Small Business Innovative Research Award ("SBIR") from the United States Department of Agriculture ($55,000), and has made application for the Phase II SBIR award ($ 250,000). The Company has several other grant applications pending with various Federal and State agencies. Revenues from federally funded contracts are recognized on a cost reimbursement basis. The Company generally receives grant payments semi-monthly, with the amount of each payment being determined by the amount of the costs incurred in the immediately preceding two-week period.


Intellectual Property

         The Company's principal intellectual property rights consist of a patent relating to an anti-coagulation technology it is developing. The Company's anti-coagulation technology is an experimental new compound that counteracts the effects of heparin, which is used to prevent blood clotting during open heart surgery and other surgical procedures involving significant intervention into the circulatory system. The only drug currently available to counteract heparin exhibits toxicity and other adverse side effects, so its use is primarily restricted to open heart surgery and emergencies. However, the inability to counteract the effects of heparin can result in bleeding complications. Initial tests indicate that compounds the Company has developed can neutralize heparin's anticoagulant activity without displaying the toxicity associated with the existing drug. The Company was issued a patent relating to its anti-coagulation technology in March 1998, but to yield commercial products, these technologies will require extensive additional testing and government approval. As a result, there can be no assurance that commercial products will result from these technologies.

           An unexpected finding from its heparin antagonist research program was that the Company's compounds are effective stabilizing agents for certain human peptide pharmaceuticals. In this respect, the compound has the potential to effectively replace protamine in these formulations. This would be desirable because patients who receive protamine-stabilized drug formulations are at increased risk of severe allergic response ("anaphylaxis") if they ever receive protamine in conjunction with heparin therapy. The Company intends to establish its patent position for this application of its technology, but there can be no assurance that a commercial product will result.

         The Company has assigned to RhoMed Inc. its interest in a patent for high affinity chemotactic peptides which can be used in radiological detection of infections, inflammations, and deep seated abscesses. The peptide structures were designed with intellectual input from the Company's scientists, and the compounds themselves were prepared at the Company. The Company will receive a continuing royalty based on sales of a diagnostic kit which incorporates the peptides. To date, RhoMed has not commercialized a diagnostic kit based on the peptides under patent, and there can be no assurance that commercial products will result from these technologies.

         The Company is actively pursuing development of an immunoassay for equine infectious anemia. All equids are at risk for equine infectious anemia
(EIA). All animals must be tested for the virus, and any animal found positive must be destroyed. Current tests for the presence of the virus are subject to false positive (and false negative) results. False positive results are unacceptable because valuable animals (for instance, race horses) may be put-down. False negative results are potentially devastating because infected animals could then move freely amongst equine populations. Initially funded by a $ 55,000 grant from the United States Department of Agriculture (the "USDA") (the only award of its kind from the USDA for equid related health problems), the Company has developed a novel test which should effectively eliminate false positive and false negative reactions, and at the same time, afford a greater level of testing sensitivity. The Company will assess its patent position for its test, and hopes to enter into negotiations with a corporate partner interested in commercializing this diagnostic assay.

         The Company anticipates that its ability to secure and protect patents and other intellectual property rights will become increasingly important to the business of the Company in the event its proprietary research programs yield technologies which can be commercialized. There can be no assurance that the Company will be successful in securing and protecting intellectual property rights, or that its activities will not infringe on the intellectual property rights of others.

         The Company takes appropriate steps to protect its intellectual property rights and those of its customers. The Company's practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with the Company. These agreements acknowledge the Company's exclusive ownership of all intellectual property developed by the individual during the course of his work with the Company and require that all proprietary information disclosed to the individual by the Company or its customers remain confidential.

Marketing

         The Company has expanded its customer base primarily through word-of-mouth referrals and attendance at a limited number of trade shows, seminars and meetings. Because of its ability to offer a wide range of biotechnology research services, the Company enjoys a favorable reputation among its customers, and many new customers come to the Company by word-of-mouth recommendation. The Company has constructed its own World Wide Web Home Page (www.cbi-biotech.com) and is listed with several biotechnical and biomedical oriented sites on the World Wide Web.


Human Resources

         The Company currently has 33 full time and three part time employees, including eight employees in administration, one employee in marketing and customer relations, eight employees in research and development, one computer network specialist, and 25 employees in laboratory operations. Some employees in research and development also participate in laboratory operations. Seven of the Company's employees hold doctorate degrees, and six have master's degrees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.


Competition

         The Company faces several types of competition. The Company believes there are between 12 and 15 companies concentrating on peptide synthesis and about 20 other companies offering DNA related services in the United States. Very few companies offer both DNA/RNA and protein/peptide analysis. Other competition comes from divisions of larger research oriented companies or university core facilities. The principal competitive factors are pricing, expertise, and range of services offered, and the Company believes that it competes effectively on all of these factors.


Government Regulation

         The Company does not require government regulatory approvals to provide its current services. Numerous federal, state and local agencies, such as environmental, working condition and other similar regulators, have jurisdiction to take action that could have a material adverse effect upon the Company's ability to do business. The Company believes that it is in general compliance with existing federal, state and local laws and regulations and does not anticipate that continuing compliance will have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company anticipates that its pursuit of its growth strategy will subject the Company to a heightened level of government regulation of its operations. For example, in pursuing opportunities to provide analytical services to customers seeking the approval of the United States Food and Drug Administration (the "FDA") of products, the Company's operations will become subject to compliance with standards established by the FDA, including inspections by the FDA and other federal, state and local agencies regarding work performed by the Company on specific FDA submission projects. If significant violations are discovered during an inspection, the Company may be restricted from undertaking additional work on projects until the violations are remedied. The Company will also require a new license from the Nuclear Regulatory Commission ("NRC") for the operation of its planned new laboratory facility. The Company estimates that the time period of obtaining the NRC license should not exceed three months.

         The commercialization of the Company's proprietary technologies would also be subject to extensive government regulation and approval requirements, including the need for pre-clinical laboratory and animal tests and human clinical trials for FDA approval of human pharmaceutical products. The Company does not have, and does not anticipate developing, the facilities and expertise necessary to obtain FDA approval for or to manufacture any pharmaceutical products that may result from its technologies. Instead, the Company would license these technologies to third parties having the necessary facilities and expertise, which would assume responsibility for and control of regulatory matters.


Item 2.  Description of Property.

Facilities

         The Company currently occupies 12,000 square feet of laboratory and office space in two adjacent buildings. The lease for one location continues through the year 2000 and is subject to cancellation by the Company upon nine months' notice. The lease for the other location continues through May 31, 1998, is renewable for additional one year terms and is subject to cancellation by the Company upon three months' notice.

         As part of its growth strategy, the Company requires considerably more space for its laboratory facilities. On March 24, 1998, the Virginia Small Business Financing Authority (the "VSBFA") issued $4,000,000 in tax exempt industrial revenue bonds ("IRBs") for the benefit of the Company, the proceeds from the sale of which, together with other available funds, will be used to acquire, construct and equip a 30,000 square foot facility in Chesterfield, Virginia. The Company anticipates that it will relocate to its new facility in the fourth quarter of 1998.

Item 3.  Legal Proceedings

         The Company is not presently involved in any litigation nor, to the knowledge of the Company's management, is any litigation threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.


         On September 1, 1997, the shareholders of the Company, by unanimous written consent, amended the Company's 1997 Stock Incentive Plan (the "Incentive Plan") to increase the number of shares of the Company's Common Stock issuable thereunder from 376,667 shares to 410,000 shares. Of the 410,000 shares issuable under the Incentive Plan, 270,000 shares were reserved for issuance to the Company's founders.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         The information set forth on page 9 of the Company's 1997 Annual Report to Shareholders under the caption "Market for Common Equity" is incorporated herein by reference.

Private Placements of Securities

         On June 25, 1997, the Company sold subordinated convertible notes in an aggregate principal amount of $3,000,000 to 42 accredited investors in an offering exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Such notes accrued interest from June 25, 1997 until October 28, 1997, the date of the Company's IPO, at a rate of 20% per annum, payable in shares of Common Stock at a rate of $6.00 per share. Anderson & Strudwick Incorporated ("A&S") served as placement agent in connection with such private placement and received a $240,000 placement fee.

         On June 25, 1997, the Company issued warrants to purchase an aggregate of 100,000 shares of Common Stock to the four founders of the Company for $.001 per warrant (the "Management Warrants"). Each Management Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $9.90 per share. Such warrants are exercisable between June 25, 1998 and June 25, 2007. The sale and issuance of the Management Warrants were exempt from the registration provisions of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. The resale of the Management Warrants was registered pursuant to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.

         On October 28, 1997, the Company issued warrants to purchase an aggregate of 101,500 shares of Common Stock to A&S, the underwriter for the IPO (the "Underwriter Warrants"). The price paid by A&S for the Underwriter Warrants was $.001 per warrant. Such warrants have an exercise price of $9.90 per share and are exercisable between October 28, 1998 and October 17, 2002. The sale and issuance of the Underwriter Warrants were exempt from the registration provisions of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offering. The resale of the Underwriter Warrants was registered pursuant to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.

         As of December 31, 1997, the Company issued incentive stock options to purchase an aggregate of 317,200 shares of Common Stock to certain employees of the Company pursuant to the Incentive Plan. Such options have exercise prices equal to the fair market value of the Common Stock on the date of grant. Each option granted pursuant to the Incentive Plan is exercisable for a period of ten years following the grant thereof. The issuance by the Company of incentive stock options pursuant to the Incentive Plan was exempt from the registration provisions of the Securities Act by virtue of Rule 701 promulgated thereunder.

Use of Proceeds of IPO

         On October 28, 1997, the Company completed its IPO of Common Stock. The underwriter of the IPO was A&S. Pursuant to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, the Company registered an aggregate of 1,015,000 shares of Common Stock for an aggregate offering price of $6,090,000. The expenses incurred by the Company in connection with the IPO, including underwriting commissions and other expenses paid to A&S, were approximately $687,200, resulting in net proceeds to the Company of $5,402,800. As of December 31, 1997, the Company had not expended any of the IPO proceeds, which are currently invested in an interest-bearing account at a commercial bank.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth on pages 10 through 14 of the Company's 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.  Financial Statements.

         The Company's financial statements and the related notes thereto, together with the report of Goodman & Company, L.L.P., set forth on pages 15 through 27 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Goodman & Company, L.L.P. ("Goodman") served as the Company's independent public accountants for the fiscal years ended December 31, 1995, December 31, 1996 and December 31, 1997. For various business reasons, the Audit Committee recommended the dismissal of Goodman to the Company's Board of Directors, and on February 23, 1998, the Board officially terminated its business relationship with Goodman. Goodman's reports on the Company's financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion. Similarly, Goodman did not modify either such report as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Goodman regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         Upon the recommendation of the Audit Committee of the Company's Board of Directors, the Board of Directors of the Company appointed on February 23, 1998, subject to the approval of the Company's shareholders, the firm McGladrey & Pullen, LLP as independent public accountants to audit the Company's consolidated financial statements for the fiscal year ended December 31,1998. If the appointment of McGladrey & Pullen, LLP is not approved by the shareholders, the matter will be referred to the Audit Committee for further review.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

Directors

         The information relating to the directors of the Company set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on April 14, 1998 (the "Proxy Statement") under the caption "Proposal 1: Election of Directors" is incorporated herein by reference.

Executive Officers

         The information relating to the executive officers of the Company set forth in the Proxy Statement under the caption "Executive Compensation - Executive Officers of the Company" is incorporated herein by reference.



Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


Item 10.          Executive Compensation.

         The information set forth in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.


Item 12.          Certain Relationships and Related Transactions.

         The information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 13.          Exhibits and Reports on Form 8-K.

         (a)   Exhibits

            Exhibit
             Number                                Description of Exhibit
            -------                                ----------------------
              3.1       Amended and Restated Articles of Incorporation (1)
              3.2       Amended and Restated Bylaws (1)
              4.1       Form of Common Stock Certificate (1)
              4.2       Form of Underwriter's Warrant, as amended (1)
              4.3       Form of Management Warrant, as amended (1)
              10.1      Placement Agreement by and between the Company and
                        A&S (1)
              10.2      Warrant Agreement between the Company and A&S (1)
              10.3 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
              10.4 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
              10.5 Warrant Agreement between the Company and Gregory A. Buck, as amended (1)
              10.6 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
              10.7      Employment Agreement for Richard J. Freer (1)
              10.8      Employment Agreement for Thomas R. Reynolds (1)
              10.9      Employment Agreement for Gregory A. Buck (1)
              10.10     Employment Agreement for Robert B. Harris (1)
              10.11     Executive Severance Agreement for Richard J. Freer (1)
              10.12     Executive Severance Agreement for Thomas R. Reynolds (1)
              10.13     Executive Severance Agreement for Gregory A. Buck (1)
              10.14     Executive Severance Agreement for Robert B. Harris (1)
              10.15     1997 Stock Incentive Plan, as amended (1)
              13.1 Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1997 Incorporated in Form 10-KSB
                        (2)
              16.1      Letter on change in certifying accountant (3)
              27.1      Financial Data Schedule (2)
-----------------------
         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
         (2)       Filed herewith.
         (3) Incorporated by reference to Amendment No. 1 to the Company's Current Report on Form 8-K, filed on March 12, 1998.

                 Executive Compensation Plans and Arrangements

                  The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:



         1.        Warrant Agreement between the Company and Richard J. Freer, as amended (1)
         2.        Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
         3.        Warrant Agreement between the Company and Gregory A. Buck, as amended (1)
         4.        Warrant Agreement between the Company and Robert B. Harris, as amended (1)
         5.        Employment Agreement between the Company and Richard J. Freer (1)
         6.        Employment Agreement between the Company and Thomas R. Reynolds (1)
         7.        Employment Agreement between the Company and Gregory A. Buck (1)
         8.        Employment Agreement between the Company and Robert B. Harris (1)
         9.        Executive Severance Agreement between the Company and Richard J. Freer (1)
         10.       Executive Severance Agreement between the Company and Thomas R. Reynolds (1)
         11.       Executive Severance Agreement between the Company and Gregory A. Buck (1)
         12.       Executive Severance Agreement between the Company and Robert B. Harris (1)
         13.       1997 Stock Incentive Plan (1)


------------------------
         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.


         (b) Reports on Form 8-K

         During the three months ended December 31, 1997, the Company filed the following report on Form 8-K:

         1. Form 8-K, dated December 23, 1997, relating to the announcement of the Company's plans to develop a new research facility.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMONWEALTH BIOTECHNOLOGIES, INC.


Date: March 30, 1998                    By: /s/ Robert B. Harris, Ph.D.
                                            ---------------------------
                                            Robert B. Harris, Ph.D
                                            President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Name                                  Title(s)                                  Date


/s/ Richard J. Freer, Ph.D.              Chairman and Director (Principal       March 30, 1998
---------------------------
    Richard J. Freer, Ph.D.              Executive Officer)

/s/ Robert B. Harris, Ph.D.              President and Director                 March 30, 1998
---------------------------
    Robert B. Harris, Ph.D.

/s/ Gregory A. Buck, Ph.D.               Senior Vice President, Chief           March 30, 1998
--------------------------
    Gregory A. Buck                      Scientific Officer, Secretary and
                                         Director

/s/ Thomas R. Reynolds, Ph.D.            Senior Vice President and Director     March 30, 1998
-----------------------------
    Thomas R. Reynolds, Ph.D.

/s/ Charles A. Mills, III                Director                               March 30, 1998
-------------------------
     Charles A. Mills, III

/s/ Peter C. Einselen                    Director                               March 30, 1998
---------------------
    Peter C. Einselen
