Form 10QSB
period 1998-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1998-05-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                  FORM 10-QSB

(Mark One)

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998.

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (804) 648-3820
                          (Issuer's telephone number)
                   -----------------------------------------

         Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No


         As of May 15, 1998, 1,620,514 shares of Common Stock, no par value, of the registrant were outstanding.

         Transitional Small Business Disclosure Format (Check one) Yes:
No:   X

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Commonwealth Biotechnologies, Inc.
                            Condensed Balance Sheet


                                                           March 31, 1998                       December 31, 1997
                                                             Unaudited                          -----------------
                                                           ---------------
ASSETS
    Current Assets
             Cash and Cash Equivalents                        $ 5,559,767                    $ 6,273,765
             Accounts Receivable                                  149,432                        153,090
             Interest Receivable                                        -                            137
             Prepaid Expenses                                       8,921                         56,174
             Inventory                                             21,799                          6,799
                                                              ------------                         -----
                 Total Current Assets                         $ 5,739,919                    $ 6,489,965
                                                              ------------                   -----------

    Property Plant and Equipment, net                         $ 2,063,564                    $ 1,435,812
                                                              ------------                   -----------

    Other Assets

             Restricted Cash                                  $ 3,533,674                            $ -
             Bond Issue Cost, net                                 232,814                              -
             Organizational Costs, net                                241                            829
             Deposits                                               5,000                          5,000
                                                              ------------                         -----
                 Total Other Assets                           $ 3,771,729                        $ 5,829
                                                              ------------                       -------

Total Assets                                                  $11,575,212                    $ 7,931,606
                                                              ------------                   -----------

LIABILITIES AND STOCKHOLDERS EQUITY
    Current Liabilities

             Accounts Payable                                 $   259,820                    $   279,570
             Interest Payable                                      10,559                              -
             Current Portion Long Term Debt                        30,000                         30,000
             Demand Note                                          299,680                        314,680
                                                              ------------                   -----------
                 Total Current Liabilities                    $   600,059                    $   624,250
                                                              ------------                   -----------

    Long Term Debt Bonds                                      $ 4,000,000                    $        -
                                                              ------------                   ----------

Total Liabilities                                             $ 4,600,059                    $   624,250
                                                              ------------                   -----------

SHAREHOLDERS EQUITY
             Common Stock, no par value
                 10,000,000 authorized, 1,620,514
                 shares issued and outstanding
                 at March, 31 1998 and December
                 31, 1997                                     $       760                    $       760
                 Additional Paid-in-Capital                     8,761,704                      8,761,704
             Retained Earnings (Deficit)                       (1,787,311)                    (1,455,108)
                                                              ------------                   ------------
                 Total Stockholders Equity                    $ 6,975,153                    $ 7,307,356
                                                              ------------                   -----------

Total Liabilities and Stockholders Equity                     $11,575,212                    $ 7,931,606
                                                              ------------                   -----------



            See accompanying notes to condensed financial statements

                       Commonwealth Biotechnologies, Inc.
                       Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                           March 31,1998                March 31,1997
                                                                           -------------                --------------
Cash flows from operating activities
Net Income (Loss)                                                          $ (332,203)                   $ 251,306
Adjustments to reconcile net income (loss) to
  net cash provided by (used by) operating
  activities:
Depreciation and amortization                                                  69,233                       25,787
Loss on disposal of equipment                                                  11,275                            -
Interest earned on restricted cash                                             (3,824)                           -
Changes in:
Accounts receivable                                                             3,795                     (121,475)
Prepaid expenses                                                               47,253                         (850)
Inventory                                                                     (15,000)                           -
Customer deposits                                                                   -                       35,000
Deferred revenue                                                                    -                     (200,000)
Accounts payable and accrued expenses                                          (9,191)                      (5,180)
                                                                           -----------                   ----------
Net cash provided by (used in) opeating activities                         $ (228,662)                   $ (15,412)
                                                                           -----------                   ----------

Cash flows from investing activities
Purchases of property plant and equipment                                  $ (317,150)                   $(198,128)
                                                                           -----------                   ----------

Cash flows from financing activities
Proceeds from issuance of long-term debt                                   $        -                    $ 195,317
Shareholder distribution                                                            -                      (22,524)
Bond issue costs                                                             (153,186)                           -
Principal payments on long-term debt                                          (15,000)                     (37,293)
                                                                           -----------                   ----------
Net cash provided by financing activities                                  $ (168,186)                   $ 135,500
                                                                           -----------                   ---------

Net decrease in cash and cash equivalents                                  $ (713,998)                   $ (78,040)

Cash and cash equivalents, beginning of year                               $6,273,765                    $ 260,357
                                                                           -----------                   ---------
Cash and cash equivalents, end of year                                     $5,559,767                    $ 182,317
                                                                           ===========                   ==========

Supplemental Disclosures
Cash paid for interest                                                     $    7,370                    $   5,324
                                                                           ===========                   ==========





During the quarter ended March 31, 1998, the Company issued long-term bonds in the amount of $4,000,000. Of this amount, approximately $390,150 was invested in land and $80,000 was expended on bond issuance costs. The remainder of the funds, including accumulated interest income of approximately $3,824, is maintained in other assets as restricted cash. These bonds will mature between March 15, 2001 and March 15, 2012, interest will accrue at annual rates from 5.20% to 6.30%


See accompanying notes to condensed financial statements.

                       Commonwealth Biotechnologies, Inc.
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                          Three Months Ended

                                                                 March 31 1998          March 31, 1997
                                                                 -------------          --------------
REVENUE
       Laboratory Services                                       $  309,813               $ 226,417
       Contract Research                                            140,436                 325,744
       Grants                                                        48,988                  51,415
                                                                 -----------              ---------

       Total Revenue                                             $  499,237               $ 603,576
                                                                 -----------              ---------


COST AND EXPENSES
       Cost of Services                                          $  255,722               $ 177,999
       Sales, Gen. And Admin.                                       537,064                 100,094
       Research and Development                                     102,992                  69,016
                                                                 -----------              ---------

       TOTAL COST AND EXPENSES                                   $  895,778               $ 347,109
                                                                 -----------              ---------


OPERATING INCOME (LOSS)                                          $ (396,541)              $ 256,467
                                                                 -----------              ---------


OTHER INCOME (EXPENSES)
       Interest Expense                                             (18,301)                 (5,324)
       Interest Income                                               82,639                     163
                                                                 -----------              ---------

           Total Other Income (Expense)                          $   64,338               $  (5,161)
                                                                 -----------              ----------



NET INCOME (LOSS)                                                $ (332,203)              $ 251,306
                                                                 -----------              ---------



       Earnings (loss) per share basic and diluted               $   (0.205)              $   3.526
       Weighted average common shares outstanding                $1,620,514                  71,273





       See accompanying notes to condensed financial statements.

                     Notes To Condensed Financial Statements


         (1) In the opinion of the Company, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet dated December 31, 1997 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31 1997 and the results of operations and cash flows for the three months ended March 31 1998 and 1997.

         (2) The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

         (3) Earnings (loss) per share: The Company follows the guidance provided in FASB Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrents and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At March 31, 1998 the Company had stock options outstanding which were antidilutive, at March 31, 1997 there were no options outstanding, therefore basic and diluted earnings (loss) per share are equal.

         (4) During the quarter ended March 31, 1998, the Company issued long-term bonds in the amount of $4,000,000. Of this amount approximately $390,150 was invested in land and $80,000 was expended on bond issuance costs. The remainder of the funds, including accumulated interest income of approximately $3,824, is maintained in other assets as restricted cash. These bonds will mature between March 15, 2001 and March 15, 2012, interest will accrue at annual rates from 5.20% to 6.30%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The following should be read in conjunction with Company's Financial Statements and Notes thereto included herein.

Overview

         The Company's revenues are derived principally from providing protein/peptide and DNA/RNA chemistries and related analytical services to researchers in the biotechnology industry. The biotechnology industry has experienced rapid growth in recent years based on the development of innovative technologies. The development process requires sophisticated laboratory techniques. Many participants in the industry do not have the facilities or personnel necessary to perform these techniques, and contract it out to the Company and other organizations. Since commencing operations in 1992, the Company has experienced significant growth in revenues as the Company's reputation has grown.

         In general terms, the Company serves two types of customers: those who require a discrete set of services ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("long-term projects"). More often than not, short-term customers send the Company repeat business. For the purpose of consistency, the term "Laboratory Services" is used to describe revenue associated with short-term projects, and the term "Contract Services" is used to describe revenue associated with long-term projects. As the Company goes forward, the terms Laboratory Services and Contract Services will be replaced with short-term project and long-term project revenues.

Revenues

         Gross revenues decreased in the first quarter of 1998 (the "1998 Quarter") by $104,339 or 17.3%, from $603,576 in the first quarter of 1997 (the "1997 Quarter") to $499,237 in the 1998 quarter.

         Revenues realized from laboratory services increased $83,396, or 36.8%, from $226,417 in 1997 quarter to $309,813 in the 1998 quarter. Revenues from DNA sequence analysis increased by $95,082 or 102.4% from $187,956 in the 1998 quarter compared to $92,874 in the 1997 quarter. Revenues attributable to peptide synthesis decreased by $15,142, or 24.2%, from $62,663 in the 1997 quarter to $47,521 in the 1998 quarter. Revenues from protein sequence analysis increased by $11,545, or 47.9%, from $12,580 in the 1997 quarter to $24,125 in the 1998 quarter, while revenues from amino acid analysis decreased by $11,110, or 91.7%, from $24,610 in the 1997 quarter to $13,500 in the 1998 quarter.

         Revenues realized from various contract research projects decreased by $185,308, or 56.9%, from $325,744 in the 1997 quarter to $140,436 in the 1998 quarter. This decrease is primarily due to the successful completion of several research contracts in the last quarter of 1997 which have not been renewed, and to the delay in the start of new research contracts for 1998.

         The Company also experienced a decrease in revenue realized from government grants in the amount of $2,427, or 4.7%, from $51,415 in the 1997 quarter to $48,988 in the first quarter in 1998. On-going grants through 1998 to the Company are from the National Institutes of Health (NIH) and the United States Department of Agriculture (USDA). The Company has made application for three new research grants from the NIH and for a Phase II SBIR grant from the USDA; the Company has so far received notice that one of its new SBIR Phase I applications to the NIH is likely to be funded for $ 100,000 for the period April 1,1998 - September 30,1998. Government grants are expense reimbursement grants which provide for reimbursement of the Company's direct costs incurred, plus indirect costs as a percentage of direct costs. The Company generally receives grant payments semi-monthly, with the amount of each payment being determined by the amount of the costs incurred in the immediately preceding two week period.

         The Company experiences quarterly fluctuations in revenues which arise primarily from variations in research contracts. Revenue fluctuations also result from the dynamic nature of the Company's laboratory services. Engagement for subsequent projects is highly dependent upon the customer's satisfaction with the services previously provided, and upon factors beyond the Company's control, such as the timing of product development and commercialization programs of the Company's customers. The Company is unable to predict for more than a few months in advance the volume and dollar amount of future projects in any given period. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance from quarter to quarter. In the near-term, the Company expects that it may derive a larger portion of its revenues from laboratory services. Thus, the company may experience a pronounced shift from contract research to laboratory services, which may result in a less predictable revenue stream.

Expenses

         Cost of services consists primarily of labor and laboratory supplies. Cost of services increased by $77,723, or 43.7%, from $177,999 in the 1997 quarter to $255,722 in the first quarter in 1998. The cost of services as a percentage of revenue was 29.5% and 51.2% in the first quarters of 1997 and 1998, respectively. Labor costs increased by $33,475 or 38.4% from $87,298 in the 1997 quarter to $120,773 in the 1998 quarter. The costs for direct materials increased by $40,913 or 49.6% from $82,439 in the 1997 quarter to $123,352 in the 1998 quarter. Costs for reagents increased by $24,353, or 71.7%, from $33,963 in the 1997 quarter to $58,316 in the 1998 quarter.

         Operating costs include general and administrative, selling, and marketing expenses. In the 1998 quarter, two new departments were established, Marketing and Sales. Costs incurred in these departments consist primarily of compensation and related costs for administrative and sales personnel, marketing and sales, depreciation and amortization, professional fees, trade show costs, advertising costs (including design, printing and distribution of a new Company brochure), and contracting of a marketing and media relations firm. Prior to the 1998 quarter, the Company had no formal marketing or sales initiatives. The Company has hired a full-time account executive for the eastern region, and has retained the services of a search firm to identify a sales representative for the west coast.

         Total selling, marketing, and general and administrative expenses increased by $436,970, or 436.6%, from $100,094 in the 1997 quarter to $537,064 in the 1998 quarter. As a percentage of revenue, these costs were 16.6% and 107.6%, respectively, for the 1997 quarter and the 1998 quarter.

         Marketing costs increased by $59,374, or 512.6%, from $11,583 in the 1997 quarter to $70,957 in the 1998 quarter. Allocation of salaries and fringe benefits, expenditures for the new brochure, additional advertising in various magazines, contracting of a marketing firm, and trade show costs contributed to these increased costs.

         Compensation and benefit expenses of General and Administrative costs increased by $182,113, or 711.3%, from $25,601 in the 1997 quarter to $207,714 in the 1998 quarter. The increase in costs primarily reflects full-time employment of the Company's four founders, and salary and benefit costs for various other support personnel. Costs for facilities increased by $43,218, or 1032.2%, from $4,187 in the 1997 quarter to $47,405 in the 1998 quarter. Since the 1997 quarter, the Company has leased additional laboratory space for its operations. Professional fees increased by $42,456, or 955.8%, from $4,267 in the 1997 quarter to $46,723 in the 1998 quarter. This increase was primarily due to legal and accounting costs associated with the year-end audit of the Company as a C Corporation, general legal support, and corporate liability insurance costs. Depreciation increased by $43,852, or 174.3% from $25,155 in the 1997 quarter to $69,007 in the 1998 quarter. Increased depreciation costs are attributable to the purchase of additional laboratory equipment in the latter part of 1997.

         Total expenditures for both grant-related research and development activities and for in-house Company research and development activities increased by $33,976, or 49.2%, from $69,016 in the 1997 quarter to $102,992 in the 1998 quarter. However, expenditures to perform grant-related research and development activities actually decreased by $24,283, or 47.%, from $51,717 in the 1997 quarter to $27,434 in the 1998 quarter. Expenditures were made on in-house Company research and development projects which are aimed at establishing fundamental technologies, such as methods for genetic testing for agricultural and human applications, genome sequence analysis, molecular modeling, large scale peptide synthesis, and novel methods for preparing peptide-enzyme conjugates.

         Expenditures were also made by the Company to supplement grant-related research activities. These expenditures increased by $58,259, or 336.8%, from $17,298 in the 1997 quarter to $75,557 in the 1998 quarter. Total research and development costs as a percentage of revenue were 11.4% in the 1997 quarter and 20.6% in the 1998 quarter. It is expected that once the new technology programs are fully established, research and development costs will remain constant at about 15% of revenue.

Other Income and Expenses

         Interest income to the Company in the 1998 quarter was $82,639, there was essentially no interest income to the Company in the 1997 quarter. Interest income is derived from investing the unused portion of the funds realized by the Company from its Private Placement (June, 1997) and Initial Public Offering (October, 1997).

         Interest cost incurred by the Company in the 1998 quarter included (1) interest paid to financial institutions on loans made to the Company; (2) interest paid to the Trustee for Industrial Revenue Bonds (IRBs) issued in March, 1998, for construction of the Company's new facility; and (3) amortization of bond costs incurred as a consequence of the completion of the Company's IRB Placement.

         Interest expense incurred on the Company's IRBs was $10,559 in the 1998 quarter. Interest paid to financial institutions on loans made to the Company increased by $ 2,105, or 40.%, from $5,264 in the 1997 quarter to $7,369 in the 1998 quarter. The total outstanding principal amount of these loans as of March 31, 1998, is $299,680.

Liquidity and Capital Resources

         Commonwealth Biotechnologies, Inc.'s financial condition remains strong as reflected in the balance sheet as of March 31, 1998. Working capital as of March 31, 1998 was approximately $5,139,860 as compared to $343,395 in the 1997 quarter.

         Cash flow used by operations in the 1998 quarter was $228,662 as compared to $37,936 in the 1997 quarter. The Company's cash flow used by operations is a direct result of operating expenses exceeding revenues. Management anticipated this decrease in cash.

         Capital realized from the Company's private placement and IPO were also used in the 1998 quarter for the purchase of fixed assets. This amount totaling $317,150. Investment capital was also used in the 1998 quarter for bond issuance costs, associated with issuance of IRBs (as described below) in the amount of $153,186.

         On March 15, 1998, the Company completed the sale of Industrial Development Revenue Bonds ("IRBs") in the aggregate amount of $4,000,000. The Virginia Small Business Financing Authority issued these bonds. The IRBs were issued pursuant to an Indenture of Trust dated March 15, 1998, between the Virginia Small Business Financing Authority and Crestar Bank, a Virginia banking association, the named Trustee.

         The IRBs were issued and sold to facilitate construction of the Company's new 30,000 square foot facility in Gateway Centre in Chesterfield County, Virginia. Construction of this facility is anticipated to be completed in late December. All of the Company's operations will be consolidated into this facility.

Year 2000 Project

         The year 2000 presents problems for businesses that are dependent on computer hardware and software to perform date dependent calculations and logic comparisons. A great deal of software and microchip technology was developed utilizing two digit years rather than four digit years. Technology utilizing two digit years will most likely not be able to distinguish the year 2000 from 1900, and therefore may shut down or perform miscalculation and comparisons as much as 100 years off.

         Management is fully aware this presents a potential business disruption, and has begun a program of due diligence in addressing the impact of the Year 2000 on the Company and its operations. Once identified, areas of exposure will be prioritized as to severity and time to cure, with a plan developed to make the Company Year 2000 compliant. Management anticipates the Company will be year 2000 compliant.

Forward Looking Statements

         Management has included herein certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate", "estimate", "should", "expect", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause the actual results to differ materially from those projected are the following: business conditions and the general economy; the federal, state, and local regulatory environment; availability of tax exempt bond financing with favorable terms and conditions; lack of demand for the Company's services; the ability of the Company's customers to perform services similar to those offered by the Company "in-house"; and potential cost containment by the Company's customers resulting in fewer research and development projects. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the Company with the securities and exchange commission, including Forms 8-K, 10QSB, and 10KSB.

                                    PART II
                               OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is not currently involved in any legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

         On October 28, 1997, the Company completed its initial public offering of Common Stock (the "Initial Public Offering"). The net proceeds to the Company from the Initial Public Offering were $5,402,800. Through May 15, 1998, the Company spent approximately $522,000 of the Initial Public Offering proceeds as follows: $227,000 for the development of the Company's new laboratory facility, $212,000 for capital expenditures, $71,000 for marketing expenses. The remaining amount is invested in an interest-bearing account at a commercial bank.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)       Exhibits.


           Exhibit Number                                         Description of Exhibit

                 3.1                   Amended and Restated Articles of Incorporation (1)
                 3.2                   Amended and Restated Bylaws (1)
                 4.1                   Form of Common Stock Certificate (1)
                 4.2                   Form of Underwriter's Warrant, as amended (1)
                 4.3                   Form of Management Warrant, as amended (1)
                 4.4                   Indenture of Trust by and between the Virginia Small Business Financing
                                       Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
                10.1                   Placement Agreement by and between the Company and Anderson & Strudwick,
                                       Incorporated (1)
                10.2                   Warrant Agreement between the Company and Anderson & Strudwick, Incorporated
                                       (1)
                10.3                   Warrant Agreement between the Company and Richard J. Freer, as amended (1)
                10.4                   Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
                10.5                   Warrant Agreement between the Company and Gregory A. Buck, as amended (1)
                10.6                   Warrant Agreement between the Company and Robert B. Harris, as amended (1)
                10.7                   Employment Agreement for Richard J. Freer (1)
                10.8                   Employment Agreement for Thomas R. Reynolds (1)
                10.9                   Employment Agreement for Gregory A. Buck (1)
                10.10                  Employment Agreement for Robert B. Harris (1)
                10.11                  Executive Severance Agreement for Richard J. Freer (1)
                10.12                  Executive Severance Agreement for Thomas R. Reynolds (1)
                10.13                  Executive Severance Agreement for Gregory A Buck (1)
                10.14                  Executive Severance Agreement for Robert B. Harris (1)
                10.15                  1997 Stock Incentive Plan, as amended (1)
                10.16                  Form of Incentive Stock Option Agreement (1)
                10.17                  Loan Agreement by and between the Virginia Small Business Financing
                                       Authority and the Company (2)
                27.1                   Financial Data Schedule (3)


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)       Filed herewith.

         (b)      Reports on Form 8-K.

         The Company filed the following Current Reports on Form 8-K during the fiscal quarter ended March 31, 1998:

                  (i) Form 8-K, dated March 2, 1998, and Form 8-K/A, dated March 12, 1998, relating to the termination of the Company's certified public accountants; and

                 (ii) Form 8-K, dated February 13, 1998, relating to the issuance of a press release announcing the Company's earnings for the fiscal year ended December 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       COMMONWEALTH BIOTECHNOLOGIES, INC.



                                            By:     /s/ Robert B. Harris
                                                 -----------------------------
                                                     Robert B. Harris
                                                     President

May 15, 1998