Form 10-Q
period 1998-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1998-08-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                   FORM 10-QSB

(MARK ONE)

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

_____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER: 001-13467

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            Virginia                                           54-1641133
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

     Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of August 14, 1998, 1,621,714 shares of common stock, no par value, of the registrant were outstanding.

     Transitional Small Business Disclosure Format (Check one) Yes: No: X

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
                       Commonwealth Biotechnologies, Inc.
                            Condensed Balance Sheets

                                       JUNE 30, 1998               DECEMBER 31,
                                       -------------                  1997
                                        UNAUDITED                     ----
                                        --------
ASSETS
    CURRENT ASSETS
          Cash and Cash Equivalents       $  4,738,959         $   6,273,765

          Accounts Receivable                  166,657               153,090

          Accounts Receivable Other              1,898                   137
                                             ---------             ---------
             Total A/R                         168,555               153,227

          Prepaid Expenses                      28,327                56,174

          Prepaid Vacation                      33,448                    -

          Inventory                             26,598                 6,799
                                             ---------              --------
              Total Current Assets        $  4,995,887         $   6,489,965

    PROPERTY PLANT AND EQUIPMENT, NET     $  2,357,667         $   1,435,812
                                            ----------             ---------
    OTHER ASSETS
          Restricted Cash                 $  3,320,588         $          -

          Bond Issue Cost, net                 261,615                    -

          Organizational Costs, net                  -                   829

          Deposits                               5,000                 5,000
                                            ----------             ---------
             Total Other Assets           $  3,587,203         $       5,829
                                            ----------             ---------
TOTAL ASSETS                              $ 10,940,757         $   7,931,606
                                            -----------            ---------

LIABILITIES AND STOCKHOLDERS EQUITY
    CURRENT LIABILITIES
          Accounts Payable                $     138,454         $    279,570

          Interest Payable                       10,559                    -

          Vacation Accrual                       72,492                    -
          Current Portion Long Term
          Debt                                   30,000               30,000

          Demand Note                           284,680              314,680
                                               --------              -------
              Total Current Liabilities    $    536,185         $    624,250
                                               --------              -------
    LONG TERM DEBT BONDS                   $  4,000,000         $          -
                                             ----------              -------
TOTAL LIABILITIES                          $  4,536,185         $    624,250
                                              ----------             -------
SHAREHOLDERS EQUITY
          Common Stock, no par value
              10,000,000 authorized,
              1,621,714 and 1,620,514
              shares issued and
              outstanding at June 30,
              1998 and December 31, 1997   $         760        $        760
              Additional Paid-in-Capital       8,768,904           8,761,704

          Accumulated Deficit                 (2,365,092)         (1,455,108)
                                             -----------         -----------
              Total Stockholders Equity    $   6,404,572        $  7,307,356
                                              ----------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $  10,940,757        $  7,931,606
                                             -----------           ---------


                      Commonwealth Biotechnologies, Inc.
                      Condensed Statements of Operations
                                 (Unaudited)


                                              THREE MONTHS                   SIX MONTHS
                                                 ENDED                          ENDED

                                         JUNE 30,       JUNE 30,        JUNE 30,      JUNE 30,
                                           1998           1997            1998          1997
REVENUE

   Laboratory Services              $    189,432     $  198,564     $   499,245    $  424,981

   Contract Research                     146,501        137,176         286,937       462,920

   Grants                                 39,783        119,895          88,771       171,310
                                         -------       --------         -------       -------

   Total Revenue                    $    375,716     $  455,635     $   874,953    $1,059,211
                                        --------       --------        --------     ---------

COST AND EXPENSES

   Cost of Services                  $   310,953     $  170,062     $   566,675    $  348,061

   Sales, Gen. And Admin.                577,526        160,326       1,114,590       260,420

   Research and Development              110,268         88,108         213,260       157,123
                                        --------        -------        --------      --------

   TOTAL COST AND EXPENSES           $   998,747     $  418,496     $  1,894,525   $  765,604
                                        --------       --------       ----------     --------


OPERATING INCOME (LOSS)              $  (623,031)    $   37,139     $ (1,019,572)  $  293,607
                                       ---------        -------        ---------      -------


OTHER INCOME (EXPENSES)


   Amortization                      $    (2,710)    $        -     $     (3,082)  $        -

   Interest Expense                      (63,555)        (5,352)         (81,483)     (10,675)

   Interest Income                       111,514          3,192          194,153        3,355
                                        --------         -------        --------        -----

       Total Other Income
        (Expense)                    $    45,249      $  (2,160)         109,588       (7,320)
                                     -----------        -------         --------       -------


NET INCOME (LOSS)                    $  (577,782)      $ 34,979         (909,984)     286,287
                                     ------------       -------        ---------      -------
   EARNINGS (LOSS) PER SHARE
   BASIC AND DILUTED                 $   (0.3565)       $ 0.4908       $ (0.5615)    $ 4.0168

   WEIGHTED AVERAGE COMMON
   SHARES   OUTSTANDING                1,620,918          71,273       1,620,717       71,273


          See accompanying notes to condensed financial statements.


                      Commonwealth Biotechnologies, Inc.
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                          SIX MONTHS ENDED
                                                     JUNE 30,            JUNE 30,
                                                       1998                1997
                                                       ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                     $(909,984)       $286,287
Adjustments to reconcile net income
 (loss) to net cash provided by (used by)
 operating activities:
Depreciation and amortization                           142,448          56,813
Loss on disposal of equipment                            11,275            --

Interest earned on restricted cash                      (45,461)           --
Contributed Services                                     36,346
Changes in:
Accounts receivable                                     (15,328)        (65,188)

Prepaid expenses                                         (5,601)           (849)

Inventory                                               (19,799)           --

Customer deposits                                          --             9,125

Deferred revenue                                           --          (200,000)
Accounts payable and accrued expenses                   (58,065)         95,762
                                                     ----------      ----------
NET CASH PROVIDED BY (USED IN) OPERATING              $(900,515)      $ 218,296
ACTIVITIES                                            ----------      ----------



CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property plant and
 equipment                                            $(426,794)      $(355,409)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Common Stock                  $ 7,200        $   --
Proceeds from issuance of long-term debt                   --           126,540

Shareholder distribution                                   --            42,000

Bond issue costs                                       (184,697)           --
Proceeds from issuance of convertible
subordinated notes, net of deferred loan costs             --         2,626,269
Principal payments on long-term debt                    (30,000)        (19,609)
Shareholder distributions                                  --           (37,239)
                                                     ----------      ----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                           $(207,497)     $2,737,961
                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         $(1,534,806)     $2,600,848

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                             $ 6,273,765      $  260,357
                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 4,738,959      $2,861,205
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES
Cash paid for interest                              $    70,925       $   5,324
                                                     ==========      ==========

                                       3

                   Notes To Condensed Financial Statements


     (1) In the opinion of the Company, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet dated December 31, 1997, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997.

     (2) The results of operations for the three months and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

     (3) Earnings (loss) per share: The Company follows the guidance provided in FASB Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At June 30, 1998 the Company had stock options outstanding which were antidilutive, at June 30, 1997 there were no options outstanding, therefore basic and diluted earnings (loss) per share are equal.

     (4) During the period ended June 30, 1998, the Company issued industrial revenue bonds in the amount of $4,000,000 in connection with its construction of a new office and laboratory facility. Of this amount approximately $390,150 was invested in land, $80,000 was expended on bond issuance costs and $254,700 was spent on the construction of the new facility. The remainder of the funds, including accumulated interest income of approximately $45,461, is maintained in other assets as restricted cash and is expected to be used to fund additional construction and related costs for the completion of the facility. These bonds will mature between March 15, 2001 and March 15, 2012, interest will accrue at annual rates from 5.20% to 6.30%.

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

      It should be noted that the "1997 Period" (January 1, 1997 to June 30,
1997) reflects revenues and expenses of the Company prior to the completion of its private placement of convertible notes in June 1997 and initial public offering of common stock in October 1997. The "1998 Period" (January 1, 1998 to June 30, 1998) reflects revenue and expenses of the Company after these events.

REVENUES

      Gross revenues decreased in the second quarter of 1998 (the "1998 Quarter") by $79,919 or 17.5%, from $455,635 in the second quarter of 1997 (the "1997 Quarter") to $375,716 in the 1998 quarter. Gross revenues decreased by $184,258 or 17.4% from $1,059,211 during the 1997 Period to $874,953 during the
1998 Period.

      Revenues realized from laboratory services increased by $74,264, or 17.5%, from $424,981 during the 1997 Period to $499,245 during the 1998 Period. Revenues from DNA sequence analysis increased by $69,038 or 38.6% from $179,140 during the 1997 Period to $248,178 during the 1998 Period. Revenues attributable to protein sequencing increased by $30,160, or 88.3%, from $34,165 during the 1997 Period to $64,325 during the 1998 Period. Revenues from amino acid analysis decreased by $10,232, or 28.4%, from $36,064 during the 1997 Period to $25,832 during the 1998 Period. Revenues realized from other core technologies remained essentially constant.

      Revenues realized from various contract research projects decreased by $175,983, or 38.0%, from $462,920 during the 1997 Period to $286,937 during the
1998 Period. This decrease is primarily due to the successful completion of several research contracts in the last quarter of 1997 which have not been renewed, and to the delay in the awarding of new research contracts for 1998. The Company's management is unable to determine when or whether new research contracts will be awarded.

      The Company also experienced a decrease in revenue realized from government grants in the amount of $82,539 or 48.2% from $171,310 during the 1997 Period to $88,771 during the 1998 Period. This decrease in revenue is primarily due to the delay in the awarding of new research grants for 1998. The Company's management is unable to determine when or whether new grants will be awarded. In 1998, the Company has one ongoing grant from each of the National Institutes of Health (NIH) and the United States Department of Agriculture
(USDA). The Company has made application for three new research grants from the NIH and for a Phase II SBIR (Small Business Innovation Research) grant from the USDA; the Company has so far received notice that one of its new SBIR Phase I applications to the NIH will be funded for $100,000 for the period July 1, 1998
- December 30, 1998 and that its Phase II SBIR application to the USDA is expected to be funded in the amount of $200,000 for the period September 1, 1998 through August 31, 2000. Government grants are expense reimbursement grants which provide for reimbursement of the Company's direct costs incurred, plus indirect costs as a percentage of direct costs. The Company generally receives grant payments semi-monthly, with the amount of each payment being determined by the amount of the costs incurred in the immediately preceding two week period.

      The Company experiences quarterly fluctuations in revenues which arise primarily from variations in research contracts. Revenue fluctuations also result from the dynamic nature of the Company's laboratory services. Engagement for subsequent projects is highly dependent upon the customer's satisfaction with the services previously provided, and upon factors beyond the Company's control, such as the timing of product development and commercialization programs of the Company's customers. The Company is unable to predict for more than a few months in advance the volume and dollar amount of future projects in any given period. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance from quarter to quarter. Recently, the Company has derived a larger portion of its revenues from laboratory services than has historically been the case. Thus, the Company has experienced and may continue to experience a pronounced shift from contract research to laboratory services, which may result in a less predictable revenue stream.

EXPENSES

      While significant fluctuations may be seen in comparing expenses of the 1997 Quarter (or 1997 Period) with the 1998 Quarter (or the 1998 Period), expenses incurred in all categories by the Company for the first and second quarters of 1998 remained essentially constant.

      Cost of services consists primarily of labor and laboratory supplies. Cost of services increased by $140,891 or 82.8% from $170,062 in the 1997 Quarter to $310,953 in the 1998 Quarter. Cost of services increased by $218,614, or 62.8%, from $348,061 during the 1997 Period to $566,675 during the 1998 Period. The cost of services as a percentage of revenue was 32.9% and 64.7% during the 1997 and 1998 Periods, respectively.

      Labor costs increased by $85,037 or 51.7% from $164,313 during the 1997 Period to $249,350 during the 1998 Period. This increase in labor reflects personnel that have been hired based on the Company's growth strategy. The costs for direct materials increased by $111,400 or 70.3% from $158,513 during the 1997 Period to $269,913 during the 1998 Period. These increased costs are directly attributable to the purchase of reagents, chemicals and materials necessary to expand the Company's offerings of analytical services and continue the Company's growth strategy. Purchases of laboratory supplies are subject to fluctuation and can cause results of operations to fluctuate from quarter to quarter, particularly if the Company purchases supplies but does not record the revenue from the performance of services until a subsequent quarter. 'Other costs' (travel, equipment rental, maintenance of equipment, etc.) increased by $22,175 or 87.8% from $25,237 during the 1997 Period to $47,412 during the 1998
Period.

      Sales, general and administrative expenses ("S,G&A") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, depreciation and amortization, office expenses, marketing and sales expenditures.

      Total S,G&A increased by $417,200 or 260.2% from $160,326 in the 1997 Quarter to $577,526 in the 1998 Quarter. Total S,G&A increased by $854,170 or 328.0%, from $260,420 during the 1997 Period to $1,114,590 during the 1998
Period. As a percentage of revenue, these costs were 24.6% and 127.4% during the 1997 and 1998 Periods, respectively.

      The compensation and benefit expenses component of S,G&A increased by $363,686 or 382.8%, from $95,007 during the 1997 Period to $458,693 during the
1998 Period. The increase primarily reflects the transition to full-time employment of the Company's four founders, and salary and benefit costs for various support personnel hired to assist in implementing the Company's growth strategy. Costs for facilities increased by $79,195, or 420.9%, from $18,817 during the 1997 Period to $98,012 during the 1998 Period. Since the 1997 Quarter, the Company has leased additional laboratory space for its operations. Professional fees increased by $74,247, or 893.2%, from $8,312 during the 1997 Period to $82,559 during the 1998 Period. This increase was primarily due to legal and accounting costs associated with the year-end audit, general legal support, and corporate liability insurance costs. Depreciation increased by $83,289, or 146.6% from $56,812 during the 1997 Period to $140,101 during the
1998 Period. Increased depreciation costs are attributable to the purchase of additional laboratory equipment consistent with expanding the Company's technology base.

      Marketing costs increased by $103,970 or 353.8%, from $29,389 during the 1997 Period to $133,359 during the 1998 Period. Allocation of salaries and fringe benefits, expenditures for the new brochure, additional advertising in various magazines, contracting of a marketing firm, and trade show costs contributed to these increased costs.

      Expenditures during the 1998 Period for selling amounted to $28,300. Expenditures in selling include personnel costs, travel, and office expenses. No expenses were incurred during the 1997 Period for selling.

      Total expenditures for grant-related research and development activities and for in-house research and development activities increased by $22,166, or 25.2%, from $88,102 in the 1997 Quarter to $110,268 in the 1998 Quarter. The Company delineates its research and development activities between those performed under and financed by government grants, and those performed in the absence of such grants and funded in-house from working capital. Expenditures to perform grant-related research activities decreased by $28,976, or 44.6%, from $64,915 in the 1997 Quarter to $35,939 in the 1998 Quarter. Expenditures made by the Company for in-house research activities increased by $51,127, or 220.4%, from $23,198 in the 1997 Quarter to $74,325 in the 1998 Quarter.

      Total expenditures for grant-related research and development activities and for in-house research and development activities increased by $56,137, or 35.7%, from $157,123 during the 1997 Period to $213,260 during the 1998 Period. Total grant-related research and in-house research as a percentage of revenue were 14.8% and 24.4% during the 1997 and 1998 Periods, respectively.

      Expenditures to perform grant-related research and development activities decreased by $53,288, or 45.7%, from $116,632 during the 1997 Period to $63,344 during the 1998 Period.

      Expenditures made by the Company to perform in-house research activities increased by $109,395, or 270.2%, from $40,491 during the 1997 Period to $149,886 during the 1998 Period. In-house research and development projects are aimed at establishing fundamental technologies, such as methods for genetic testing for agricultural and human applications, genome sequence analysis, molecular modeling, large scale peptide synthesis, and novel methods for preparing peptide-enzyme conjugates.

OTHER INCOME AND EXPENSES

      Interest income is derived from investing the unused portion of the funds realized by the Company from the private placement of convertible notes in June 1997 and initial public offering of common stock in October 1997. Interest income is also derived from investing the unused portion of the funds realized by the Company from the successful sale (March 1998) of the industrial revenue bonds (IRBs) for construction of the Company's new facility.

      Interest income to the Company in the 1998 Quarter was $111,514, there was essentially no interest income to the Company in the 1997 Quarter. Interest income from initial public offering investments amounted to $66,053 in the 1998 Quarter. Interest income earned for the construction of the Company's new facility from the IRBs amounted to $45,461.

      Interest income to the Company in the 1998 Period was $194,153, there was essentially no interest income to the Company in the 1997 Period. Interest income from initial public offering investments amounted to $148,692 in the 1998 period. Interest income earned for the construction of the Company's new facility from the IRBs amounted to $45,461.

      Interest costs incurred by the Company in the 1998 Quarter included (1) interest paid to financial institutions on loans made to the Company; (2) interest paid to the Trustee for the Company's IRBs; and (3) amortization of bond costs incurred as a consequence of the completion of the Company's IRB financing.

      Interest expense increased by $58,203 or 1,087.5% from $5,352 in the 1997 Quarter to $63,555 in the 1998 Quarter. Interest paid to financial institutions on loans made to the Company increased by $1,818, or 34.0%, from $5,352 in the 1997 Quarter to $7,170 in the 1998 Quarter. Interest expense paid to the Trustee for the Company's IRBs was $56,384 in the 1998 Quarter. Bond amortization cost amounted to $2,710 in the 1998 Quarter.

      Interest expense increased by $70,808 or 663.3% from $10,675 in the 1997 Period to $81,483 in the 1998 Period. Interest paid to financial institutions on loans made to the Company increased by $3,864 or 36.2%, from $10,675 in the 1997 Period to $14,539 in the 1998 Period. The total outstanding principal amount of these loans as of June 30, 1998, is $284,680. Interest expense paid to the Trustee for the Company's IRBs was $66,944 in the 1998 Period. Bond amortization cost amounted to $3,082 in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

      Consistent with the Company's implementation of its growth strategy, the 1998 Quarter showed net operating cash flow in the amount of ($900,515), as compared to $218,296 for the 1997 Quarter. This deficit is due to substantial investments in a number of important facets of the Company's business. These cost outlays were made possible by capital realized from the Company's private placement of convertible notes and initial public offering of common stock and were fully anticipated by management. The Company believes that its liquidity and capital resources will be sufficient to finance anticipated needs for the foreseeable future.

       Net working capital as of December 31, 1997 and June 30, 1998 was $5,865,715 and $4,459,702 respectively. This decrease is a direct result of purchases of equipment ($328,432), costs associated with the new facility ($264,160), implementation of marketing and selling divisions within the Company ($161,670) and costs associated with additional staffing and direct materials necessary to expand the Company's technology offerings ($614,700).

      IRBs sold by the Company (in the amount of $4,000,000) were issued by the Virginia Small Business Financing Authority. The IRBs were issued pursuant to an Indenture of Trust dated March 15, 1998, between the Virginia Small Business Financing Authority and Crestar Bank, a Virginia banking association, the named Trustee.

      The IRBs were issued and sold to facilitate construction of the Company's facility in Gateway Centre in Chesterfield County, Virginia. The funds generated by the sale of the IRBs are restricted and may only be used for the construction of the Company's new facility. Construction of the new facility began in early June and is anticipated to be completed in late 1998. All of the Company's administrative and research operations will be consolidated into this facility.

      The Company's capital commitments consist of the construction of its new laboratory and office facility, the total construction cost of which is expected to be $5,200,000. Of this amount, $4,000,000 will be paid with the proceeds from the sale of the IRBs, and $1,200,000 will be paid by the Company out of working capital.

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

      Management is fully aware this presents a potential business disruption, and has begun a program of due diligence in addressing the impact of the Year 2000 on the Company and its operations. Once identified, areas of exposure will be prioritized as to severity and time to cure, with a plan developed to make the Company Year 2000 compliant. Management does not anticipate that costs associated with the Year 2000 solution will have a material effect on the Company's financial condition.

FORWARD LOOKING STATEMENTS

      Management has included herein certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate", "estimate", "should", "expect", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause the actual results to differ materially from those projected are the following: business conditions and the general economy; the federal, state, and local regulatory environment; lack of demand for the Company's services; the ability of the Company's customers to perform services similar to those offered by the Company "in-house"; and potential cost containment by the Company's customers resulting in fewer research and development projects. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the Company with the securities and exchange commission, including Forms 8-K, 10-QSB, and 10-KSB.

                                   PART II
                              OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is not currently involved in any legal proceedings.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On October 17, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 (File No. 333-31731) effective (the "Registration Statement"). The Registration Statement related to the Company's initial public offering of common stock. Pursuant to the Registration Statement, the Company registered (i) 1,015,000 shares of common stock (the "IPO Stock"), (ii) warrants to purchase an aggregate of 101,500 shares of common stock (the "Underwriter Warrants"), (iii) 101,500 shares of common stock issuable upon the exercise of the Underwriter Warrants and (iv) 100,000 shares of common stock issuable upon the exercise of warrants issued to certain executive officers of the Company (the "Management Warrants"). In addition, the Registration Statement registered the resale of (x) an aggregate of 541,370 shares of common stock issuable upon the conversion of certain convertible notes issued by the Company and (y) the Management Warrants.

        The Company sold: (a) 1,015,000 shares of IPO Stock (aggregate offering price of $6,090,000), (b) 101,500 Underwriter Warrants (aggregate offering price of $101.50) and (c) 100,000 Management Warrants (aggregate price of $100).

      From October 17, 1997 through June 30, 1998, expenses related to the Company's initial public offering were approximately $672,422. Of this amount $487,200 was attributable to underwriting discounts. This amount, however, does not reflect the issuance of the Underwriter Warrants as additional underwriting compensation. The net proceeds of the initial public offering were approximately $5,417,578. Charles A. Mills, III and Peter C. Einselen, each a director of the Company, also serve as executive officers of Anderson & Strudwick Incorporated, the underwriter of the initial public offering.

      From October 17, 1997 through June 30, 1998, the Company spent approximately $1,204,320 of the net proceeds of the initial public offering as follows: (1) $329,548 on capital expenditures, (2) $227,000 for the development of the Company's new office and laboratory facility, (3) $133,402 on marketing,
(4) $24,950 on sales, (5) $195,500 on personnel and (6) $293,920 on production operation. The remaining proceeds are invested in an interest-bearing account at a commercial bank.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 14, 1998, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

      (1) The shareholders elected Thomas R. Reynolds and Charles A. Mills, III as Class I directors to serve until the Company's Annual Meeting of Shareholders in 2001 or until their successors are elected and shall have qualified.

            The votes were as follows:


                               Thomas R. Reynolds       Charles A. Mills, III
Votes Cast For                      897,520                    897,520
Votes Cast Against                     --                        --
Votes Withheld / Broker
Non-Votes                            4,300                      4,300


      (2) The shareholders of the Company ratified the appointment of McGladrey & Pullen, LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. The votes were as follows:

        Votes Cast For                               889,116
        Votes Cast Against                           10,904
        Votes Withheld / Broker
        Non-Votes                                      --



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

      (b) Reports on Form 8-K.

      During the fiscal quarter ended June 30, 1998, the Company filed two Current Reports on Form 8-K. The first was dated April 6, 1998 and announced the completion of the Company's IRB financing. The second was dated May 7, 1998 and announced the appointment of former Virginia Governor George Allen to the Company's Board of Directors.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        COMMONWEALTH BIOTECHNOLOGIES, INC.



                              By: /s/ James H. Brennan
                                 ---------------------
                                    James H. Brennan
                                    Controller

August 14, 1998

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