Form 10QSB
period 1998-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1998-11-13
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

_____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to __________

                        Commission file number: 001-13467

                        COMMONWEALTH BIOTECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)



            Virginia
  (State or other jurisdiction                     54-1641133
of incorporation or organization)     (I.R.S. Employer Identification No.)


           911  East Leigh Street, Suite G-19, Richmond, Virginia 23219
                     (Address of principal executive offices)

                                  (804) 648-3820
                           (Issuer's telephone number)

                    -----------------------------------------

      Check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

      As of November 6, 1998, 1,622,464 shares of common stock, without par value, of the issuer were outstanding.

      Transitional Small Business Disclosure Format (Check one)
Yes:      No:   X

                                      PART I
                              FINANCIAL INFORMATION
Item 1.     Financial Statements.

                        COMMONWEALTH BIOTECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         1998           1997
                                                         ----           ----
                                                      Unaudited
                                                      ---------
ASSETS
    Current Assets
       Cash and Cash Equivalents                 $  4,139,457      $  6,273,765
       Accounts Receivable                            200,328           153,227
       Prepaid Expenses                                38,478            56,174
       Inventory                                       21,799             6,799
                                                 ------------      ------------
           Total Current Assets                     4,400,062         6,489,965

    Property Plant and Equipment, net               3,992,100         1,435,812
                                                 ------------      ------------
    Other Assets
       Restricted Cash                              1,832,289              --
       Bond Issue Cost, net                           260,513              --
       Deposits and Other                               5,000             5,829
                                                 ------------      ------------
           Total Other Assets                       2,097,802             5,829
                                                 ------------      ------------
Total Assets                                     $ 10,489,964      $  7,931,606
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS EQUITY
    Current Liabilities
       Accounts Payable & Accrued
       Expenses                                       239,699           279,570
       Current Maturities of
         Long-term Debt                                30,000            30,000
       Demand Note                                    269,680           314,680
                                                 ------------      ------------
           Total Current Liabilities                  539,379           624,250
                                                 ------------      ------------
    Long-term Debt less Current
       Maturities                                   4,000,000              --
                                                 ------------      ------------
Total Liabilities                                   4,539,379           624,250
                                                 ------------      ------------
SHAREHOLDERS EQUITY
       Common Stock, no par value
           10,000,000 authorized
           shares, 1,622,464
           and 1,620,514 shares
           issued and  outstanding at
           September 30, 1998
           and December 31, 1997,
           respectively

       Paid-in-Capital                              8,774,164         8,762,464

       Accumulated Deficit                         (2,823,579)       (1,455,108)
                                                 ------------      ------------
           Total Stockholders Equity                5,950,585         7,307,356
                                                 ------------      ------------
Total Liabilities and Stockholders
 Equity                                          $ 10,489,964      $  7,931,606
                                                 ============      ============

See accompanying notes to condensed financial statements

                        COMMONWEALTH BIOTECHNOLOGIES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months                   Nine Months
                                         Ended                          Ended
                               September       September        September    September
                                30,1998         30,1997          30,1998      30,1997
                                 -------         -------          -------     -------
REVENUE
   Short-term Projects        $   188,681    $   181,186    $   687,928    $   604,050
   Long-term Projects              97,432         87,475        384,369        552,512
   Grants                         107,687         76,650        196,456        247,961
                              -----------    -----------    -----------    -----------
   Total Revenue                  393,800        345,311      1,268,753      1,404,523
                              -----------    -----------    -----------    -----------
COST AND EXPENSES
   Cost of Services               252,638        294,425        819,312        643,935
   Sales, Gen. And Admin          452,976        483,119      1,567,565        732,607
   Research and Development       183,258        108,966        396,518        275,574
                              -----------    -----------    -----------    -----------
   TOTAL COST AND EXPENSES        888,872        886,510      2,783,395      1,652,116
                              -----------    -----------    -----------    -----------

OPERATING LOSS                   (495,072)      (541,199)    (1,514,642)      (247,593)
                              -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSES)
   Amortization                    (2,673)      (113,942)        (5,755)      (113,942)
   Interest Expense               (51,840)      (217,122)      (133,325)      (227,797)
   Interest Income                 91,098         27,122        285,251         30,476
                              -----------    -----------    -----------    -----------
       Total Other Income
         (Expense)                 36,585       (303,942)       146,171       (311,263)
                              -----------    -----------    -----------    -----------

NET LOSS                      $  (458,487)   $  (845,141)   $(1,368,471)   $  (558,856)
                              ============   ===========    ===========    ===========

   Loss per share basic
        and diluted               (0.2827)      (11.8578)       (0.8441)       (7.8411)
   Weighted average common
     shares outstanding         1,621,956         71,273      1,621,135         71,273

See accompanying notes to condensed financial statements

                        COMMONWEALTH BIOTECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Nine Months
                                                            Ended
                                              September 30,       September 30,
                                                   1998                1997
                                                   ----                ----
Cash flows from operating
activities
Net Loss                                           $(1,368,471)     $  (558,855)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Depreciation and
 amortization                                          220,086          213,728
Loss on disposal of
 equipment                                              11,275             --
Interest earned on
 restricted cash                                       (76,967)            --
Contributed Services                                                     36,346
Accounts receivable                                    (47,101)         (50,089)
Prepaid expenses                                        17,696          (75,850)
Inventory                                              (15,000)            --
Accrued Interest Payable                                  --            205,446
Accounts payable and accrued
  expenses                                             (39,871)         124,854
                                                   -----------      -----------
Net cash used in operating
 activities                                        $(1,298,353)     $  (104,420)
                                                   ===========      ===========
Cash flows from investing
 activities
Purchases of property plant and
 equipment                                            (616,387)      (1,041,929)
                                                   ===========      ===========
Cash flows from financing
 activities
Proceeds from issuance of Common
 Stock                                                  11,700             --
Proceeds from purchase of
 warrants by founding
 shareholders                                             --                100
Proceeds from notes
 payable                                                  --            168,481

Bond issue costs                                      (186,268)            --
Payments made for expenses
 related to initial
 public offering                                                        (82,038)
Proceeds from issuance of convertible
 subordinated notes, net of deferred
 loan costs                                               --          2,626,269
Principal payments on long-term
 debt                                                  (45,000)         (35,731)

Shareholder distributions                                 --            (96,851)
                                                   -----------      -----------
Net cash provided by (used in)
  financing activities                                (219,568)       2,580,230
                                                   ===========      ===========
Net increase (decrease) in cash and cash
 equivalents                                        (2,134,308)       1,433,881

Cash and cash equivalents,
beginning                                            6,273,765          260,357
                                                   -----------      -----------
Cash and cash equivalents, ending                  $ 4,139,457      $ 1,694,238
                                                   ===========      ===========
Supplemental Disclosures
Cash paid for
interest                                           $   148,060      $    22,351
                                                   ===========      ===========

See accompanying notes to condensed financial statements

                     Notes To Condensed Financial Statements


      (1) In the opinion of the Company, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet dated December 31, 1997, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and September 30, 1997.

      (2) The results of operations for the three months and nine months ended September 30, 1998 and September 30, 1997, respectively are not necessarily indicative of the Company's results to be expected for the full year.

      (3) Earnings (loss) per share: The Company follows the guidance provided in FASB Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At September 30, 1998 the Company had stock options outstanding which were antidilutive. At September 30, 1997, there were no options outstanding, and, therefore, basic and diluted earnings (loss) per share were equal.

      (4) During the period ended September 30, 1998, the Company issued industrial revenue bonds in the amount of $4,000,000. Of this amount $403,919 was invested in land, $266,267 was expended on bond issuance costs and $1,888,726 was spent on the construction of the Company's new laboratory facility. The remainder of the funds, including accumulated interest income of approximately $79,188, is maintained in other assets as restricted cash. These bonds will mature between March 15, 2001 and March 15, 2012, and interest will accrue at annual rates from 5.20% to 6.30%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following should be read in conjunction with Company's Financial Statements and Notes thereto included herein.

OVERVIEW

      The Company's revenues are derived principally from providing protein/peptide and DNA/RNA chemistries and related analytical services to researchers in the biotechnology industry. Development of innovative technologies for biotechnology requires sophisticated laboratory techniques. Many participants in the industry do not have the facilities or personnel necessary to perform these techniques, and contract it out to the Company and other organizations.

      The Company generally serves and derives revenue from two types of customers: those who require a discrete set of services ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("long-term projects"). More often than not, short-term customers provide the Company repeat business. In either case, the Company has no interest in any technologies which may result from these services.

      The Company also derives revenues from government grants which fund the bulk of the Company's research efforts for its proprietary technologies. Unlike its short-term or long-term projects, research and development on the Company's proprietary technologies focuses on commercializing properties that the Company owns or licenses from third parties. All government grants are expense reimbursement grants that provide for reimbursement on a monthly basis of the Company's direct costs incurred in a research project, plus indirect costs stated as a percentage of direct costs.

REVENUES

      Gross revenues increased by $48,489, or 14.0%, from $345,311 in the fiscal quarter ended September 30, 1997 (the "1997 Quarter") to $393,800 in the fiscal quarter ended September 30, 1998 (the "1998 Quarter"). Gross revenues decreased by $135,770 or 9.7% from $1,404,523 during the nine-month period from January 1, 1997 through September 30, 1997 (the "1997 Period") to $1,268,753 during the nine-month period from January 1, 1998 through September 30, 1998 (the "1998 Period").

      Revenues realized from short-term projects increased by $83,878, or 13.9%, from $604,050 during the 1997 Period to $687,928 during the 1998 Period. Revenues from DNA sequence analysis increased by $50,606 or 19.9% from $253,800 during the 1997 Period to $304,406 during the 1998 Period. This increase is primarily due to the increased volume of work on a per order basis from our customers. Revenues attributable to protein sequencing increased by $39,570, or 82.3%, from $48,075 during the 1997 Period to $87,645 during the 1998 Period. Revenues derived from protein sequencing increased primarily due to new customers placing orders with the Company. Other uncategorized revenues decreased by $32,442 or 32.9% from $98,454 during the 1997 Period to $66,012 during the 1998 Period. This decrease is primarily due to administrative changes in invoicing; revenues previously identified as "other" are now more properly classed under defined work items within the Company. Revenues from amino acid analysis decreased by $13,610, or 27.7%, from $49,129 during the 1997 Period to $35,519 during the 1998 Period. This decrease primarily resulted in a reduction of services associated with one of the Company's major clients. Revenues realized from long-term projects decreased by $168,143, or 30.4%, from $552,512 during the 1997 Period to $384,369 during the 1998 Period. This decrease is primarily due to the delay in the awarding of new research contracts for 1998. The Company is unaware of any specific trends relating to the timing associated with the award of long-term research contracts. The decision to commence a long-term project is solely dependent on the client's financial and strategic ability to initiate such project. However, the Company is aggressively seeking new long-term contract clients, in part to replace the loss of work experienced because of the cutbacks in outsourcing by one of its clients, and because the Company has identified long-term contracts as a major area of potential revenue growth.

         In the 1998 Quarter, the Company received the award of five new long-term contracts (each valued in excess of $ 25,000), and the award of eighteen additional projects (each valued in excess of $25,000) remain pending. The Company anticipates that it will receive the award of at least one of these additional long-term contracts in the fourth quarter of 1998. Two of these pending projects are in the area of genetic identity analysis. Although the Company's management is taking an active role in negotiating these new contracts, management is unable to say with certainty when or whether these other new long-term contracts will be awarded. Regardless, it is noteworthy that the new contracts awarded or being negotiated represent an integration of the Company's core technologies.

      The Company also commenced 13 short- and/or long-term projects (each valued at less than $25,000) in the 1998 Quarter in the general area of molecular biology services. This influx of molecular biology projects is a direct outgrowth of the emphasis placed by the Company's management in attracting these clients. Molecular biology services were previously identified by management as a focal area for the Company's future growth.

      The Company experienced a decrease in revenue realized from government grants in the amount of $51,505, or 20.8%, from $247,961 during the 1997 Period to $196,456 during the 1998 Period. This decrease in revenue is primarily due to the delay of certain governmental agencies in the awarding of new research grants.

      During the 1998 Period, the Company had one ongoing Phase II Small Business Technology Research grant (SBTR) from the National Institutes of Health
(NIH). In addition, during the 1998 Quarter, the Company received the award of a Phase II Small Business Innovative Research award (SBIR) ($238,000) from the United States Department of Agriculture (USDA) and a Phase I SBIR award ($100,000) from the NIH for development of rapid assays for the detection of botulism for the period July 1, 1998 to December 30, 1998. Work began in late September on the Phase II SBIR grant from USDA for diagnosing equine infectious anemia infections in the amount of $200,000 for the period September 1, 1998 through August 31, 2000.

      The Company experiences quarterly fluctuations in all three revenue categories. Engagement for all future projects is highly dependent upon the customer's satisfaction with the services previously provided, and upon factors beyond the Company's control, such as the timing of product development and commercialization programs of the Company's customers. The Company is unable to predict for more than a few months in advance the volume and dollar amount of future projects in any given period. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance from quarter to quarter. Until recently, the Company derived a larger portion of its revenues from short-term projects. However, during the 1998 Quarter, the Company has undertaken more long-term contract research projects. As of September 30, 1998, the Company served over 600 clients worldwide.

EXPENSES

      Cost of services consists primarily of labor and laboratory supplies. Cost of services decreased by $41,787, or 14.2%, from $294,425 in the 1997 Quarter to $252,638 in the 1998 Quarter. Cost of services increased by $175,377, or 27.2%, from $643,935 during the 1997 Period to $819,312 during the 1998 Period. The cost of services as a percentage of revenue was 45.8% and 64.6% during the 1997 and 1998 Periods, respectively.

      Labor costs increased by $75,932, or 24.8%, from $305,685 during the 1997 Period to $381,617 during the 1998 Period. This increase in labor reflects personnel that have been hired based on the Company's growth strategy. The costs for laboratory supplies increased by $58,742, or 18.8%, from $312,269 during the 1997 Period to $371,011 during the 1998 Period. These increased costs are directly attributable to the purchase of reagents, chemicals and materials for the startup of the Company's molecular biology laboratory in response to client demands. Other costs (travel, equipment rental, maintenance of equipment, etc) increased by $40,703 or 156.7% from $25,981 during the 1997 Period to $66,684 during the 1998 Period.

      Sales, general and administrative expenses ("S,G&A") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total S,G&A expenses decreased by $30,143, or 6.2%, from $483,119 in the 1997 Quarter to $452,976 in the 1998 Quarter. Total S,G&A expenses increased by $834,958, or 114.0%, from $732,607 during the 1997 Period to $1,567,565 during the 1998 Period. As a percentage of revenue, these costs were 52.2% and 123.6% during the 1997 Period and 1998 Period, respectively.

      S,G, & A expenses in the 1998 Quarter decreased from the 1997 Quarter because $75,000 of the bonus monies paid to the Company's executive officers were realized in the 1997 Quarter. There was no corresponding expense in the 1998 Quarter. Compensation and benefits expenses increased by $245,120 or 65.8% from $372,432 during the 1997 Period to $617,552 during the 1998 Period. The increase in total compensation and benefits expenses in the 1998 Period compared to the 1997 period is primarily attributable to addition of the Company's executive officers to the payroll on a full-time basis commencing on July 1, 1998, and to salary and benefit costs for various support personnel hired to assist in implementing the Company's growth strategy.

      Costs for facilities increased by $109,113, or 198.8% from $54,889 during the 1997 Period to $164,002 during the 1998 Period. Additional space during the 1998 Period was necessary in continuing the Company's growth strategy. Leasing costs associated with additional laboratory space for operations increased by $90,608 or 239.9% from $37,771 during the 1997 Period to $128,379 during the 1998 Period. Other facility costs include increases in telephone use ($6,307) and waste disposal ($10,949). Professional fees increased by $78,104 or 401.3% from $19,465 during the 1997 Period to $97,569 during the 1998 Period. This increase was primarily due to legal and accounting costs associated with the year-end audit, quarterly accounting reviews, general legal support, and corporate liability insurance costs. Consulting fees increased by $25,159 or 94.2% from $26,716 in the 1997 Period to $51,875 in the 1998 Period. This increase resulted primarily from the payments made to Board members for three regularly scheduled quarterly board meetings in the 1998 Period, compared to one meeting in the 1997 Period. Depreciation increased by $115,279 or 115.5% from $99,786 during the 1997 Period to $215,065 during the 1998 Period due to the purchase of additional laboratory equipment consistent with expanding the Company's technology base.

      Marketing costs increased by $128,714 or 209.6% from $61,400 during the 1997 Period to $190,114 during the 1998 Period. Allocation of salaries and fringe benefits, expenditures for a new Company brochure, additional advertising in various magazines, contracting of a marketing firm, travel and trade show expenditures contributed to these increased costs.

      Expenditures during the 1998 Period for selling amounted to $53,353. Expenditures in selling include personnel costs, travel, and office expenses. There were no expenses for selling during the 1997 Period. Selling expenditures have been incurred in the 1998 Period as part of the Company's growth strategy. The Company has hired an account executive to market the Company's technologies.

      Total expenditures for grant-related research and development activities, and for in-house research and development activities, increased by $74,292 or 68.2% from $108,966 in the 1997 Quarter to $183,258 in the 1998 Quarter. The Company delineates its research and development activities between those performed under government grants, and those performed in the absence of such grants and funded from working capital. Thus, expenditures to perform grant-related research activities increased by $26,223 or 39.5% from $66,373 in the 1997 Quarter to $92,596 in the 1998 Quarter. All of the Company's grant related expenditures are reimbursed from the appropriate governmental agency. Expenditures made by the Company for in-house research activities increased by $48,069 or 112.9% from $42,593 in the 1997 Quarter to $90,662 in the 1998
Quarter. In the 1998 Quarter, as a result of the Company's in-house research and development efforts, the Company became registered under the Clinical Laboratories Improvement Act (CLIA) , with pending accreditation by the Virginia Department of Health, to perform analysis of human clinical samples for the presence of known genetic markers, and the Company received accreditation by the United States Department of Agriculture to receive bovine DNA samples from Europe to perform genetic, lineage, and identity analysis. Lastly, in the 1998 Quarter, the Company passed another accreditation level with the National Forensic Science Technology Center (NFSTC) to perform DNA identity testing for submission of data into the Combined DNA Index System (CODIS) data base.

      Total expenditures for grant-related research and development activities and for in-house research and development activities increased by $120,944 or 43.9% from $275,574 during the 1997 Period to $396,518 during the 1998 Period. Total grant-related research and in-house research as a percentage of revenue were 19.6% and 31.3% during the 1997 and 1998 Periods, respectively.

      Expenditures to perform grant-related research and development activities decreased by $36,520 or 19.0% from $192,490 during the 1997 Period to $155,970 during the 1998 Period. This decrease is due to the late startup of two new grants.

      Expenditures made by the Company to perform in-house research activities increased by $157,464 or 189.5% from $83,084 during the 1997 Period to $240,548 during the 1998 Period. In addition to its in-house research and development projects for establishing fundamental methods for genetic testing for agricultural and human applications, the Company is actively engaged in developing methods of genome sequence analysis, molecular modeling, large scale peptide synthesis, and novel methods for preparing peptide-enzyme conjugates. In late September, 1998, the Company entered into a contract with the Mattson Jack Group to perform a global market assessment of the met and unmet needs of the Company's heparin antagonist product, HepArrest. Phase one costs of the Mattson Jack Group contract amounted to $23,271.

OTHER INCOME AND EXPENSES

      Interest income is derived from investing the unused portion of the funds realized by the Company from the private placement of $3,000,000 aggregate principal amount of convertible notes (Notes) in June 1997 and the initial public offering (IPO) of Company's common stock in October 1997. Interest income is also derived from investing the unused portion of the funds realized by the Company from the successful sale of $4,000,000 principal amount of industrial revenue bonds (IRBs) for construction of the Company's new laboratory facility in March 1999.

      Interest income to the Company increased by $63,976 or 235.9% from $27,122 in the 1997 Quarter to $91,098 in the 1998 Quarter. Interest income realized from unused funds from the sale of the Notes increased by $30,429 or 111.5% from $27,122 in the 1997 Quarter to $57,371 in the 1998 Quarter. Interest income earned from the unused portion of the funds realized from the sale of IRBs amounted to $33,727. There was no interest income from the proceeds of sale of the IRBs in the 1997 Quarter.

      Interest income to the Company increased by $254,775 or 836.0% from $30,476 in the 1997 Period to $285,251 in the 1998 Period. Interest income realized from unused funds from the sale of the Notes increased by $175,545 or 575.2% from $30,518 in the 1997 Period to $206,063 in the 1998 Period. Interest income earned from the unused portion of the funds realized from the sale of IRBs amounted to $79,188. There was no interest income earned from the unused portion of the funds realized from the sale of IRBs in the 1997 Period. Interest income will be reduced in the near future as the Company utilized funds to compete the development and relocation to the Company's new laboratory facility.

      Interest expense incurred by the Company in the 1998 Quarter included (1) interest paid to financial institutions on loans made to the Company; (2) interest paid to the trustee for the Company's IRBs; and (3) amortization of bond costs incurred as a consequence of the completion of the Company's IRB financing. Interest costs incurred by the Company in the 1997 Quarter included
(1) interest paid to financial institutions as loans made to the Company; (2) interest expense related to a one time charge as a result of issuance of theNotes; and (3) amortization of loan costs associated with the Notes.

      Interest expense decreased by $165,282 or 76.1% from $217,122 in the 1997 Quarter to $51,840 in the 1998 Quarter. During the 1997 Quarter, the Company experienced a one-time charge to interest expense amounting to $205,446 as a result of issuance of the Notes. Interest paid to financial institutions on loans made to the Company decreased by $4,869 or 41.7%, from $11,676 in the 1997 Quarter to $6,807 in the 1998 Quarter. Interest expense paid to the trustee for the Company's IRBs was $45,033 in the 1998 Quarter there was no interest expense associated with the IRBs in the 1997 Quarter. Amortization costs decreased by $111,269 from 113,942 in the 1997 Quarter to $2,673 in the 1998 Quarter. The 1998 amortization represents loan amortization costs for the new facility as compared to 1997 costs for the amortization of the Notes.

      Interest expense decreased by $94,473 or 41.5% from $227,797 in the 1997 Period to $151,646 in the 1998 Period. During the 1997 Period, the Company experienced a one-time charge to interest expense amounting to $205,446 as a result of issuance of the Notes in June 1997. Interest paid to financial institutions remained relatively flat in both the 1997 Period and 1998 Period. The total outstanding principal amount of these loans as of September 30, 1998, is $269,680. Interest expense paid to the trustee for the Company's IRBs was $111,977 in the 1998 Period. There was no interest expense associated with the IRBs in the 1997 Period. Amortization cost decreased by $108,187 from 113,942 in the 1997 Period to $5,755 in the 1998 Period. As previously stated, the 1998 amortization represents loan amortization costs for the new facility as compared to 1997 costs for the amortization of loans associated with the Notes.

LIQUIDITY AND CAPITAL RESOURCES

      Consistent with the Company's implementation of its growth strategy, the 1998 Period showed a decrease in net operating cash flow in the amount of $1,298,353, as compared to a decrease of $104,420 for the 1997 Period. These deficits for both the 1998 Period and the 1997 Period are due to substantial investments in a number of important facets of the Company's business. These cost outlays were made possible by capital realized from the Company's (i) private placement of the Notes and are part of (ii) IPO of common stock. These deficits were fully anticipated by the Company's management. The Company believes that its liquidity and capital resources will be sufficient to finance anticipated needs for the foreseeable future.

      Net working capital as of December 31, 1997 and September 30, 1998 was $5,865,715 and $3,860,683 respectively. This decrease is a direct result of purchases of equipment ($486,543), costs associated with the new facility ($278,007), implementation of marketing and selling divisions within the Company ($243,467), and costs associated with additional staffing and direct materials necessary to expand the Company's technology offerings ($997,105). Upon the completion of the Company's new facility and the purchase of laboratory equipment, the Company's management expects these levels of expenditures to be significantly reduced.

      IRBs were sold by the Company to facilitate construction of the Company's laboratory facility in Gateway Centre in Chesterfield County, Virginia. The IRB proceeds are restricted and may only be used for the construction of the Company's new facility, which began in early June and is anticipated to be completed in December 1998. All of the Company's administrative and research operations will be consolidated into this facility as early as the beginning of December 1998. The Company's capital commitments consist of the construction of its new laboratory and office facility, the total construction cost of which is expected to be $5,350,000. Of this amount, $4,000,000 will be paid with the proceeds from the sale of the IRBs, and $1,350,000 will be paid by the Company out of working capital.

YEAR 2000 PROJECT

      Many currently installed computer systems and software products are programmed to assume that the century portion of a date was "19" to conserve the use of storage and memory. This assumption resulted in the use of two digits (rather than four) to define an applicable year. Accordingly, computer systems that rely on two digits to define an applicable year may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process or transmit data or engage in normal business activities. The Company's ability to operate is, to a large extent, dependent upon the proper operation of its computer system and those of its customers. To the extent that Year 2000 issues result in the long-term inoperability of Company's computer system or those of its customers, the Company's results of operation and financial condition will be materially and adversely affected.

      The Company is currently in the process of assessing its Year 2000 readiness. This assessment includes a review of the Company's internal information technology systems, non-information technology systems and the systems of third parties upon which the Company may rely. There can be no assurance that the Company's systems, as a whole, are Year 2000 compliant. The ability to address Year 2000 issues is, to a large extent, dependent upon the remediation activities of third parties. The Company is requesting statements of Year 2000 compliance for third party technology providers associated with the Company's core information systems infrastructure.


      The Company is in the process of initiating formal communications with all of its customers to determine the extent to which the Company is vulnerable to those third parties' failures to remediate their own year 2000 issues. The Company expects to complete this process by December 31, 1998.



      Although the cost of the Company's Year 2000 remediation program has not yet been finalized, the Company estimates that these costs will not exceed $30,000 and, in any event, believes that such costs will not have a material, adverse effect upon the Company's results of operation or financial condition.

FORWARD LOOKING STATEMENTS

      Management has included herein certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipated", "estimate", "should", "expect", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause the actual results to differ materially from those projected are the following: business conditions and the general economy the development and implementation of the Company's long-term business goals; the federal, state, and local regulatory environment; lack of demand for the Company's services; the ability of the Company's customers to perform services similar to those offered by the Company "in-house;" and potential cost containment by the Company's customers resulting in fewer research and development projects. Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB.

PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

      The Company is not currently involved in any legal proceedings.


Item 2.     Changes in Securities and Use of Proceeds

      On October 17, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 (File No. 333-31731) effective (the "Registration Statement"). The Registration Statement related to the Company's IPO of common stock. Pursuant to the Registration Statement, the Company registered (i) 1,015,000 shares of common stock (the "IPO Stock"), (ii) warrants to purchase an aggregate of 101,500 shares of common stock (the "Underwriter Warrants"), (iii) 101,500 shares of common stock issuable upon the exercise of the Underwriter Warrants (the "Underwriter Shares") and (iv) 100,000 shares of common stock (the "Management Shares") issuable upon the exercise of warrants issued to certain executive officers of the Company (the "Management Warrants"). In addition, the Registration Statement registered the resale of (x) an aggregate of 541,370 shares of common stock issuable upon the conversion of certain convertible notes issued by the Company (the "Notes Shares") and (y) the Management Warrants.

        The Company sold: (a) 1,015,000 shares of IPO Stock (aggregate offering price of $6,090,000), (b) 101,500 Underwriter Warrants (aggregate offering price of $101.50), and (c) 100,000 Management Warrants (aggregate price of $100).

      From October 17, 1997 through September 30, 1998, expenses related to the Company's initial public offering were approximately $672,422. Of this amount $487,200 were attributable to underwriting discounts. This amount, however, does not reflect the issuance of the Underwriter Warrants as additional underwriting compensation. The net proceeds of the IPO were approximately $5,417,578. Charles
A. Mills, III and Peter C. Einselen, each a director of the Company, also serve as executive officers of Anderson & Strudwick Incorporated, the underwriter of the IPO.

      From October 17, 1997 through September 30, 1998, the Company spent approximately $607,823 of the net proceeds of the IPO as follows: (1) $162,986 on capital expenditures, (2) $8,283 for the development of the Company's new laboratory facility, (3) $56,753 on marketing, (4) $25,054 on sales, (5) $105,950 on personnel and (6) $248,797 on production operating expenses. The remaining proceeds are invested in an interest-bearing account at a commercial bank.

Item 3.     Defaults Upon Senior Securities

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibit Number                      Description of Exhibit
      --------------                      ----------------------

           3.1             Amended and Restated Articles of Incorporation (1)
           3.2             Amended and Restated Bylaws (1)
           4.1             Form of Common Stock Certificate (1)
           4.2             Form of Underwriter's Warrant, as amended (1)
           4.3             Form of Management Warrant, as amended (1)
           4.4 Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
           10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (1)
           10.2 Warrant Agreement between the Company and Anderson & Strudwick, Incorporated (1)
           10.3            Warrant Agreement between the Company and Richard J.
                           Freer, as amended (1)
           10.4            Warrant Agreement between the Company and Thomas R.
                           Reynolds, as amended (1)
           10.5            Warrant Agreement between the Company and Gregory A.
                           Buck, as amended (1)
           10.6            Warrant Agreement between the Company and Robert B.
                           Harris, as amended (1)
           10.7            Employment Agreement for Richard J. Freer (1)
           10.8            Employment Agreement for Thomas R. Reynolds (1)
           10.9            Employment Agreement for Robert B. Harris (1)
          10.10            Executive Severance Agreement for Richard J. Freer
                           (1)
          10.11            Executive Severance Agreement for Thomas R. Reynolds
                           (1)
          10.12            1997 Stock Incentive Plan, as amended (1)
          10.13            Form of Incentive Stock Option Agreement (1)
          10.14 Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
           27.1            Financial Data Schedule (3)


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)   Filed herewith.


      (b) Reports on Form 8-K.

      During the fiscal quarter ended September 30, 1998, the Company filed one Current Report on Form 8-K, dated August 24, 1998, announcing the resignation of Gregory A. Buck, Ph.D., who had served as the Company's Senior Vice President, Chief Scientific Officer, Secretary and Director.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        COMMONWEALTH BIOTECHNOLOGIES, INC.



                              By:   /s/James H. Brennan
                              -----------------------------------
                                    James H. Brennan
                                    Controller


November 13, 1998

                                  EXHIBIT INDEX


      Exhibit Number                      Description of Exhibit

           3.1             Amended and Restated Articles of Incorporation (1)
           3.2             Amended and Restated Bylaws (1)
           4.1             Form of Common Stock Certificate (1)
           4.2             Form of Underwriter's Warrant, as amended (1)
           4.3             Form of Management Warrant, as amended (1)
           4.4 Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
           10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (1)
           10.2 Warrant Agreement between the Company and Anderson & Strudwick, Incorporated (1)
           10.3            Warrant Agreement between the Company and Richard J.
                           Freer, as amended (1)
           10.4            Warrant Agreement between the Company and Thomas R.
                           Reynolds, as amended (1)
           10.5            Warrant Agreement between the Company and Gregory A.
                           Buck, as amended (1)
           10.6            Warrant Agreement between the Company and Robert B.
                           Harris, as amended (1)
           10.7            Employment Agreement for Richard J. Freer (1)
           10.8            Employment Agreement for Thomas R. Reynolds (1)
           10.9            Employment Agreement for Robert B. Harris (1)
          10.10            Executive Severance Agreement for Richard J. Freer
                           (1)
          10.11            Executive Severance Agreement for Thomas R. Reynolds
                           (1)
          10.12            1997 Stock Incentive Plan, as amended (1)
          10.13            Form of Incentive Stock Option Agreement (1)
          10.14 Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
           27.1            Financial Data Schedule (3)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)   Filed herewith.