Form 10KSB
period 1998-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1999-03-31
CIK 1042418

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission file number: 001-13467

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)
             VIRGINIA                                 54-1641133
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                                601 BIOTECH DRIVE
                            RICHMOND, VIRGINIA 23235
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (804) 648-3820

 Securities registered pursuant        Securities registered pursuant to Section
 to Section 12(b) of the Act:                         12(g) of the Act:
           NONE                                 COMMON STOCK, WITHOUT PAR
                                                     VALUE PER SHARE

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].
        The issuer's revenues for the year ended December 31, 1998 were $1,604,267.
        The aggregate market value of the shares of common stock, without par value ("Common Stock"), of the registrant held by non-affiliates on March 21, 1999 was approximately $10,756,745, based upon the closing sales price of these shares of $8.281 per share, as reported on the Nasdaq SmallCap Market on March 21, 1999.
        As of March 21, 1999 there were 1,638,464 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on April 15, 1999 are incorporated by reference into Part III of this Form 10-KSB.

        Portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

        Transitional Small Business Disclosure Format (check one:) Yes ___ No X.

                                     PART I
ITEM 1.        DESCRIPTION OF BUSINESS

OVERVIEW

        Commonwealth Biotechnologies, Inc (the "Company") was founded in 1992 to provide sophisticated research and development support services on a contract basis to the biotechnology industry. The Company's customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for health care, agricultural and other purposes. The Company's revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world.

        The Company provides these services to customers on a contract basis and derives its revenues from these services, and not only from sales of commercial products resulting from the research. This arrangement distinguishes the Company from many other biotechnology companies in that the Company's revenues are not derived from successful commercialization of a new biotechnology product. The Company has developed a strong reputation as a leading provider of biotechnology research and development analytical services. The Company is focusing its expansion efforts on the maintenance and expansion of long term relationships with customers in the biotechnology industry and in establishing new customer relationships. The Company has implemented new technologies to provide new services to its customers, and is continuing to develop new products and services to meet the changing needs of its customers.

        In general terms, the Company serves two types of customers; those who require a discrete set of analyses ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated analytical services ("long-term projects"). More often than not, short-term and long-term project customers send the Company repeat business.

        The Company also derives a portion of its revenues from research grants funded by various Federal agencies. These research grants support the bulk of the Company's research efforts on its own in-house proprietary technologies. The Company is developing its own technologies in the general areas of anti-coagulation, genomic sequence analysis, and development of diagnostic test kits.

        In January, 1999, the Company began sales of a new reagent (AccuTracTM) which facilitates the process of automated DNA sequence analysis. In this respect, the Company hopes to broaden its revenue base by direct sales of this reagent to its clients. AccuTrac was developed within the Company and stems directly from the Company's in-house R&D programs.

GROWTH STRATEGY

        The Company's strategy for growth includes:

        EXPANSION OF ITS ANALYTICAL INSTRUMENTATION CAPACITY. The Company believes there is significant demand for additional services of the type the Company currently offers. The Company's capacity to service this demand has been constrained by the limitations of its facilities and need to make significant capital expenditures on equipment. Having secured a significantly larger laboratory facility and additional research equipment, the Company has the capacity to generate substantially greater revenues from its core services, to offer new technologies, and to improve profit margins through more efficient operations.

        EXPANSION OF ITS MARKETING CAPABILITIES. The Company has expanded its customer base primarily through placement of print-ads in several periodicals and industry sourcebooks, by attendance at a limited number of trade shows, seminars and meetings, through its own World Wide Web Home Page, and by word- of-mouth recommendations. The Company has increased its print-ad marketing and will continue to utilize these other strategies to attract customers. However, the Company will also expand its sales and marketing capabilities in these areas:

               The Company hired an Account Executive for the Eastern Region who worked throughout 1998 to identify new clients and to bring additional work to the Company. In March, 1999, the Company hired an Account Executive for the Western Region, who will primarily serve clients in California. This individual will be primarily targeting biotechnology companies and government agencies.

               The Company has engaged the services of Ballas and Partners, Richmond, VA, a media relations firm, to assist the Company in design and implementation of new marketing strategies, to enhance the Company's visibility, and to aide the Company in identifying and reaching new customers.

        REGULATORY COMPLIANCE. The Company has been registered under the Clinical Laboratories Improvement Act (CLIA), with pending accreditation by the Virginia Department of Health. Registration under the CLIA guidelines enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers.

        The Company was accredited in 1998 under the guidelines of the National Forensic Science Technology Center, (NFSTC), to perform DNA identity testing for submission of data into the Combined DNA Index System (CODIS) data base, and is one of only eight commercial facilities nationwide accredited by the NFSTC to perform criminal (felony) DNA database testing for submission into the FBI CODIS database.

        The Company expects accreditation soon from the American Association of Blood Banks (AABB) and the Company has participated in a validation study through the College of American Pathologists (CAP). The Company operates under GLP (Good Laboratory Practices) and has been accredited by the United States Department of Agriculture to receive bovine DNA samples from Europe to perform genetic, lineage, and identity analysis. The Company participated in an international study to validate bovine DNA identity testing in conjunction with a study group located in Denmark, and in addition, is establishing DNA identity testing in horses.

        EXPANSION INTO NEW SERVICE TECHNOLOGIES. The Company continues to critically examine new technologies with a view towards expanding its customer base and sources of revenue. Already, the Company has made inroads in establishing new service technologies and in offering these services to its customers. In 1999, the Company will increase its capacity or improve its analytical service offerings in the following areas:

               DNA SEQUENCE ANALYSIS. The Company has positioned itself to be at the forefront in the development and application of new genome based technologies. We have expanded our contract DNA sequencing services and offer sophisticated sequence data analysis. We will continue to expand these services in 1999.

               GENOME SEQUENCING. We have developed comprehensive sequencing capabilities of human, animal, plant, and microbial pathogen genomes.

               GENETIC ANALYSIS. The Company has established a Genetic Testing Group and is now positioned to begin analysis of human samples for the presence of genetic markers of known human pathologies. We have already begun analysis for a long-term contract client, for example, of human samples for the presence of the "p53 gene," a marker for cancer.

               CBI is also ready to begin analysis of samples for the presence of many other marker genes. In 1999, we will focus new marketing efforts on our capabilities in this area, and are striving to make Genetic Analysis a larger revenue producing technology for the Company.

               IDENTITY TESTING AND PATERNITY TESTING BY GENETIC ANALYSIS. In our new facility, the Company has established a DNA Reference Laboratory containing all the necessary work areas required to provide genetic identity and paternity testing. The Company is thus ready to begin offering paternity testing and DNA fingerprinting to the general public and to various state and federal agencies, and already has submitted bids for performing DNA fingerprint analysis for the Departments of Criminal Justice of different States.

               In February, 1999, the Company hired a new Director of Human Genetics and Genetic Analysis. This scientist has many years experience in growing genetic analysis and paternity testing as a revenue source for his former employer, and the Company expects that his presence will bring immediate visibility to the Company in these important areas.

               MOLECULAR BIOLOGY. While not truly a new technology at the Company, we have made a concerted effort to identify clients who contract with the Company to pursue comprehensive molecular biology projects. In the last quarter of 1998, more than 15 individual molecular biology projects were initiated at the Company and throughout 1999, we intend to expand these services even more by offering large scale bacterial fermentation to our clients.

               CENTRALIZED COMPUTER FACILITIES. The Company has acquired a more centralized server for databasing and analysis, and has established a sophisticated company-wide intranet in our new facility. New software packages have been installed to upgrade our accounting capabilities, and to permit more efficient data handling, storage, backup, and analysis.

               EXPANDED DNA SYNTHESIS SERVICES. The Company provides "protein nucleic acids" (PNAs) to numerous clients under a broad licensing agreement with Perseptive Biosystems, Inc., Framingham, MA. In addition, demand for DNA/RNA synthesis continues to increase, and in particular, the Company is one of the few offering commercial RNA synthesis.

               EXPANDED CELL CULTURE AND BACTERIAL CULTURE SERVICES. The Company has established a state-of-the-art cell culture facility in its new facility and offers large scale cell culture services to its clients. In 1999, the Company will establish large scale bacterial fermentation capabilities for overexpression of target proteins.

               EXPANDED MASS SPECTRAL ANALYSIS SERVICES. The Company has installed and now operates a MALDI-TOF mass spectrometer and so can offer mass spectral analysis of virtually all macromolecules, including proteins, peptides, DNA, RNA, and PNAs. MALDI-TOF analysis complements electrospray (ES) mass spec and HPLC-ES-mass spec analyses also offered by the Company.

ANALYTICAL SUPPORT SERVICES

        In order to analyze and experiment with cell components and macromolecules, researchers need to analyze, sequence, purify, synthesize, and characterize those components. Thus, the Company's business is dependent upon the use of sophisticated, analytical equipment. In light of increasing cost pressures, many companies, universities, and research institutions seek to avoid incurring the costs to equip and staff laboratories which can perform these analytical services. Instead, they choose to contract with the Company for these services.

        The Company is a fee-for-service contractor and typically takes no ownership position in the intellectual property rights resulting from services it performs under contract for either short-term or long-term contract customers. A key to the growth of the Company has been to integrate a number of foundation technologies and provide a broad range of capabilities to customers who otherwise must go to several different sources for their needs. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides.

        Providing a wide range of services is an important element of the Company's competitive strategy. Virtually all of its closest competitors provide either DNA level technologies or protein/peptide level technologies. There are few major competitors which offer integrated DNA/RNA and protein/peptide technologies and none that offer these technologies combined with sophisticated biophysical analytical techniques, such as calorimetry, spectroscopy, and mass spectral analysis. Thus, the Company can provide complete research programs to its customers. "One stop biotechnology shopping" has proved attractive in securing long-term contracts with customers ranging from major pharmaceutical industry researchers to major government sponsors of research, such as the National Institutes of Health. The Company believes it has earned a reputation as a leading provider of high quality DNA sequencing - a reputation which has enabled it to obtain key contracts with universities, major pharmaceutical, and biotechnology companies throughout the world.

        The services offered by the Company are fully detailed in its promotional brochures, and on its World Wide Web page. A new, one page promotional brochure has been compiled and is sent to all potential customers. The Company has instituted "fax-on-demand" for customers who seek technology descriptions and pricing information.

CUSTOMERS

        Our customers are private companies, academic institutions and government agencies throughout the world. Virtually all our clients are engaged in life sciences research, and use our technologies to provide data and results which support their individual research programs. As of December, 1998, the Company's client lists exceeded 700 customers world-wide.

        SHORT-TERM RESEARCH PROJECTS.

        On average, in 1998, the Company added 24 new customers per month. Of its domestic customers, 53.3 % are private companies, and 46.7% are university or governmental labs. The Company added 31 new foreign clients in 1998, from such places as Argentina, Australia, Canada, China, Columbia, Denmark, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Korea, Mexico, Malaysia, Norway, Spain, Sweden, Switzerland, the United Kingdom, and Uruguay.

        The Company's customers come to us from many sources. The Company advertises in the professional journals, exhibits at trade shows, and has its own Web page from which a potential customers may directly download order forms and place an order, if desired. The Company is also cross listed on several biotechnology, biochemistry, and molecular biology search services, so that potential customers may find us using simple key word search terms. Of course, favorable word-of-mouth advertising is key to our success, and has brought us many new investigators within a single research based institution. All inquiries to the Company receive immediate and personal attention.

        LONG-TERM RESEARCH PROJECTS

        CBI is committed to identifying long-term contractual clients. During 1998, one of our major long-term contractual clients brought much of their work back "in-house" due to a change in their corporate philosophy. Loss of this revenue stream affected the bottom line of CBI throughout 1998. However, CBI signed 9 new long-term contracts or agreements in the last quarter of 1998 and as of December 1998, the Company had many long-term contract proposals pending with many different potential customers.

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

        As a long-term project is completed, progress reports are usually sent to the customer detailing the results found to date, and the conclusions to be drawn. If the project is relatively straight-forward, such as an amino acid analysis, spectroscopy, or DNA sequence analysis, the results are faxed or e-mailed to the customer prior to sending the customer the hard copy of the results. If the project involves a synthesis of a peptide or oligonucleotide, for example, the product is sent to the customer by express mail service. Every product is accompanied by a data sheet, which details the physicochemical properties of the compound, including the results of all analytical tests performed which support the claimed purity and composition. The customer is invoiced upon completion of the work, or at particular points in the work program. The customer pays for the analytical services provided in accordance with the Company's standard fee structure and typically retains all rights to any intellectual property resulting from the analysis.

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

PROPRIETARY RESEARCH AND DEVELOPMENT.

        The Company generally does not retain intellectual property rights on work done for its customers. In contrast, in its proprietary research and development programs, the Company is developing its own technologies, the intellectual property rights to which the Company will own. Usually, the goal of these research efforts is to bring a particular technology to a patentable stage, and then license the technology to another company. If the technology is commercialized, the Company may realize licensing and/or royalty fees. However, in some instances, the Company is both the manufacturer and distributor of its own products.

        In 1998, the Company completed a Phase I Small Business Innovative Research Award ("SBIR") from the United States Department of Agriculture, (USDA) in the amount of $55,000, and was awarded a new Phase I SBIR grant from the National Institutes of Health totaling $100,000, and a Phase II SBIR award from the USDA ($ 200,000). The Company is in the second and final year of its Phase II Small Business Technology Transfer Award ($500,000) from the National Institutes of Health and currently has several other grant applications pending with various Federal and State agencies. Revenues from federally funded contracts are recognized on a cost reimbursement basis.

INTELLECTUAL PROPERTY

HEPARREST(TM)

        US Patent #5,877,153, was issued March 2, 1999 to the Company and a Continuation in Part to the same patent has been filed and is pending. Both patents relate to an anti-coagulation technology the Company is developing. A PCT patent based on the US patent will issue shortly, and national patents on this technology have also been filed and are pending in Europe, Japan, and Canada.

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

        The compound has been trademarked as HepArrest(TM). The Company commissioned an independent consulting firm, the Mattson Jack Group, Mendon, NY, to assess the market potential of HepArrest, if our compound were to receive approval from the Food and Drug Administration as a human pharmaceutical. Mattson Jack determined that there would be a substantial market for a safe and effective drug with a proven clinical profile of HepArrest.

        The Company's strategy will be to license this technology to a creditable corporate partner(s) who are well positioned to take HepArrest through all the laboratory and clinical trials necessary to commercialize the compound. In exchange, the Company expects a licencing fee and subsequent royalties against sales. To this end, the Company has contracted with the Mattson Jack Group to help identify and negotiate with likely strategic corporate partners. In the meantime, the Company will continue to compile preclinical data on the efficacy and safety of HepArrest.

        To yield a commercial product, HepArrest will require extensive additional testing and government approval. As a result, there can be no assurance that commercial products will result from these technologies, all of which should be considered highly speculative.

A REAGENT TO AID AUTOMATED DNA SEQUENCE ANALYSIS, ACCUTRAC(TM)

        The Company developed a novel laboratory reagent that markedly improves the accuracy and reliability of automated DNA sequence analysis protocols. Such protocols are in-use world-wide, and the Company believes that its reagent will be adopted for use by many of the facilities that currently perform

DNA sequence analysis. The Company filed for US patent protection for its reagent, termed AccuTrac (TM). The Company announced the implementation of AccuTrac at the Institute for Genome Research meeting in January 1999, and presented additional products based on AccuTrac at the Human Genome meeting, March 1999. The Company is aggressively marketing AccuTrac over the internet and with print ads in the professional journals. Initially, for a limited time, AccuTrac was given to qualified investigators at no cost, but the Company has already begun selling this reagent.

OTHER TECHNOLOGIES

        The Company is actively pursuing development of an immunoassay for equine infections anemia. All equids are at risk for equine infectious anemia
(EIA). All animals must be tested for the virus, and any animal found positive must be destroyed. Current tests for the presence of the virus are subject to false positive (and false negative) results. False positive results are unacceptable because valuable animals (for instance, race horses), may be put-down. False negative results are potentially devastating because infected animals could then move freely amongst equine populations. The work is funded by SBIR awards from the USDA totaling $250,000. The Company has developed a novel test which should effectively eliminate false positive and false negative reactions, and at the same time, afford a greater level of testing sensitivity. The Company is pursuing field trials of this test, and hopes to gain USDA approval for its use. The Company hopes to enter into negotiations with a corporate partner interested in commercializing this diagnostic assay.

        The Company is developing a rapid assay for detecting the presence of the botulism bacteria in foodstuffs. Under a Phase I SBIR award from the National Institutes of Health ($100,000), the Company is developing novel enzyme substrates to detect the presence of botulinum toxins.

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

HUMAN RESOURCES

        The Company currently has 34 full time and 1 part time employees, including 10 employees in administration, marketing, sales, and customer relations, 1 computer network specialist, 11 employees in research and development, and 24 employees in laboratory operations; some employees in research and development also participate in laboratory operations. Nine of the Company's employees hold doctorate degrees, and 7 have Master's degrees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

COMPETITION

        The Company faces several types of competition. The Company believes there are between 12 and 15 companies concentrating on peptide synthesis and about 20 other companies offering DNA related services in the United States. Very few companies offer both DNA/RNA and protein/peptide analysis. Other competition comes from divisions of larger research oriented companies or university core facilities. The principal competitive factors are pricing, expertise, and range of services offered, and that it competes effectively on all of these factors.

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

        The Company anticipates that its pursuit of its growth strategy will subject the Company to a heightened level of government regulation of its operations. For example, in pursuing opportunities to provide analytical services to customers seeking the approval of the United States Food and Drug Administration (the "FDA") of products, the Company's operations will become subject to compliance with standards established by the FDA, including inspections by the FDA and other federal, state and local agencies regarding work performed by the Company on specific FDA submission projects. If significant violations are discovered during an inspection, the Company may be restricted from undertaking additional work on projects until the violations are remedied. The Company has a license from the Nuclear Regulatory Commission ("NRC") for the operation of its laboratory facility.

        The commercialization of the Company's proprietary technologies would also be subject to extensive government regulation and approval requirements, including the need for pre-clinical laboratory and animal tests and human clinical trials. The Company does not have, and does not anticipate developing, the facilities and expertise necessary to obtain FDA approval for or to manufacture any pharmaceutical products that may result from its technologies. Instead, the Company would license these technologies to third parties having the necessary facilities and expertise, which would assume responsibility for and control of regulatory matters.

ITEM 2.        DESCRIPTION OF PROPERTY

FACILITIES

        Construction of our new facility was completed in November, 1998 at an overall cost of about $ 5.1 million dollars financed primarily through the Virginia Small Business Financing Authority (the "VSBFA") which issued $ 4,000,000 in tax exempt Industrial Revenue Bonds ("IRBs") for the benefit of the Company. The Company's new facility encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space which was purposefully left undeveloped to accommodate new technologies as they come on board.

        The Company took possession of its new facility in late November, 1998, and all labs were fully operational in the new facility by mid December, 1998.

ITEM 3.        LEGAL PROCEEDINGS

        The Company is not presently involved in any litigation nor, to the knowledge of the Company's management, is any litigation threatened against the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of 1998.



                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

        The information set forth on page 10 of the Company's 1999 Annual Report to Shareholders under the caption "Market for Common Equity" is incorporated herein by reference.

USE OF PROCEEDS OF IPO

        From October 1, 1998 through December 31, 1998, the Company spent approximately $1,605,187 of the net proceeds of the initial public offering as follows: (1) $1,184,136 on facility expenditures, (2) $227,951 on capital expenditures, (3) $163,639 on marketing, (4) $22,998 on sales and, (5) $6,463 on production operating expenditures. Through 1998, the Company spent approximately $3,429,330 of the net proceeds of the initial public offering. The remaining proceeds are invested in an interest-bearing account at a commercial bank.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth on pages 10 through 18 of the Company's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7.        FINANCIAL STATEMENTS

        The Company's financial statements and the related notes thereto, together with the report of McGladrey & Pullen, LLP, set forth on pages 19 through 29 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.

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

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

        The information relating to the directors of the Company set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on April 15, 1998 (the "Proxy Statement") under the caption "Proposal 1: Election of Directors" is incorporated herein by reference.

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

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

       EXHIBIT
       NUMBER                         DESCRIPTION OF EXHIBIT
         3.1      Amended and Restated Articles of Incorporation (1)
         3.2      Amended and Restated Bylaws (1)
         4.1      Form of Common Stock Certificate (1)
         4.2      Form of Underwriter's Warrant, as amended (1)
         4.3      Form of Management Warrant, as amended (1)
        10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated ("A&S") (1)
        10.2      Warrant Agreement between the Company and A&S (1)
        10.3 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
        10.4 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
        10.5 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
        10.6      Employment Agreement for Richard J. Freer (1)
        10.7      Employment Agreement for Thomas R. Reynolds (1)
        10.8      Employment Agreement for Robert B. Harris (1)
        10.9      Executive Severance Agreement for Richard J. Freer (1)
        10.10     Executive Severance Agreement for Thomas R. Reynolds (1)
        10.11     Executive Severance Agreement for Robert B. Harris (1)
        10.12     1997 Stock Incentive Plan, as amended (1)
        10.13 Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)
        13.1 Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998 incorporated in Form 10-KSB (3)
        16.1      Letter on change in certifying accountant (4)
        23.1      Letter of Consent from McGladrey & Pullen LLP (3)
        23.2      Letter of Consent from Goodman & Company (3)
        27.1      Financial Data Schedule (3)
-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)     Filed herewith.
(4) Incorporated by reference to Amendment No. 1 to the Company's Current Report on Form 8-K, filed on March 12, 1998.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

               The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.  Warrant Agreement between the Company and Richard J. Freer, as amended (1)
2.  Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
3.  Warrant Agreement between the Company and Robert B. Harris, as amended (1)
4.  Employment Agreement between the Company and Richard J. Freer (1)
5.  Employment Agreement between the Company and Thomas R. Reynolds (1)
6.  Employment Agreement between the Company and Robert B. Harris (1)
7.  Executive Severance Agreement between the Company and Richard J. Freer (1)
8.  Executive Severance Agreement between the Company and Thomas R. Reynolds (1)
9.  Executive Severance Agreement between the Company and Robert B. Harris (1)
10. 1997 Stock Incentive Plan (1)
------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.


        (B) REPORTS ON FORM 8-K

        During the three months ended December 31, 1998, the Company filed the following report on Form 8-K:

        1. Form 8-K, dated November 17, 1998, relating to the receipt of a report relating to HepArrest, the Company's lead human pharmaceutical.

                                    SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMONWEALTH BIOTECHNOLOGIES, INC.



Date: March 31, 1999                    By: /s/ Robert B. Harris, Ph.D.
                                            ---------------------------
                                               Robert B. Harris, Ph.D
                                               President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                          TITLE(S)                       DATE
          ----                          -------                        ----

/s/ Richard J. Freer, Ph.D.       Chairman and Director           March 31, 1999
--------------------------        (Principal Executive Officer)
     Richard J. Freer, Ph.D.



/s/ Robert B. Harris, Ph.D.       President and Director          March 31, 1999
---------------------------
     Robert B. Harris, Ph.D.



/s/ Thomas R. Reynolds,           Senior Vice President,          March 31, 1999
------------------------          Secretary and Director
    Thomas R. Reynolds,



s/ James H. Brennan,              Controller (Principal           March 31, 1999
---------------------             Financial and Accounting
    James H. Brennan              Officer)




/s/ Peter C. Einselen             Director                        March 31, 1999
---------------------
    Peter C. Einselen


/s/ George F. Allen               Director                        March 31, 1999
-------------------
    George F. Allen