Form 10QSB
period 1999-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1999-05-17
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
-------         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

_____             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER: 001-13467

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                 VIRGINIA                                 54-1641133
       (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)


                   601 Biotech Drive, Richmond, Virginia 23235
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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


         As of May 12, 1999, 1,643,727 shares of common stock, no par value, of the registrant were outstanding.

         Transitional Small Business Disclosure Format (Check one)
 Yes:           No:   X

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS


                                                                     MARCH 31, 1999
                                                                       (UNAUDITED)                 DECEMBER 31, 1998
                                                                     --------------                -----------------
ASSETS

    CURRENT ASSETS
              Cash and Cash Equivalents                              $   1,163,873                   $   2,091,586
              Accounts Receivable                                          338,422                         302,936
              Prepaid Expenses and Inventory                               210,964                          76,500
                                                                         ---------                      ----------
                  Total Current Assets                               $   1,713,259                   $   2,471,022

    PROPERTY PLANT AND EQUIPMENT, NET                                $   7,209,528                   $   7,263,788
                                                                         ---------                      ----------

    OTHER ASSETS
              Restricted Cash                                        $     401,511                   $     402,991
              Bond Issue Cost, net                                         257,495                         260,181
              Deposits                                                       3,200                           3,200
                                                                         ---------                      ----------
                  Total Other Assets                                 $     662,206                   $     666,372
                                                                         ---------                      ----------

TOTAL ASSETS                                                         $   9,584,993                   $  10,401,182
                                                                         =========                      ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

    CURRENT LIABILITIES
              Accounts Payable and Other Current Liabilities         $     579,574                   $     797,597
              Deferred Revenue                                                   -                          67,286
              Demand Note                                                  234,680                         249,680
                                                                         ---------                      ----------
                  Total Current Liabilities                          $     814,254                   $   1,114,563
                                                                         ---------                      ----------

                                                                     $   4,000,000                   $   4,000,000
                                                                         ---------                      ----------
LONG TERM DEBT BONDS

TOTAL LIABILITIES                                                    $   4,814,254                   $   5,114,563
                                                                         ---------                      ----------

STOCKHOLDER'S EQUITY

              Common Stock, no par value
                10,000,000 authorized, March 31, 1999
                1,638,464, December 31, 1998 1,633,214               $           -                   $           -
                 Additional Paid-in-Capital                              8,870,164                       8,838,664
              Deficit                                                   (4,099,424)                     (3,552,045)
                                                                         ---------                      ----------
                  Total Stockholder's Equity                         $   4,770,740                   $   5,286,619
                                                                         ---------                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                            $   9,584,993                   $  10,401,182
                                                                         =========                      ==========


              See accompanying Notes to Condensed Financial Statements.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                        THREE MONTHS                    THREE MONTHS
                                                                    ENDED MARCH 31, 1999             ENDED MARCH 31, 1998
REVENUE
       Short-Term Projects                                                     $      220,238                 $     219,538
       Long-Term Projects                                                             214,317                       230,711
       Research Grants                                                                 72,963                        48,988
       AccuTrac                                                                         5,150                             -
                                                                               --------------                 -------------
       Total Revenue                                                           $      512,668                 $     499,237
                                                                               --------------                 -------------


COST AND EXPENSES
       Cost of Services                                                        $      310,679                 $     255,722
       Sales, General and Administrative                                              609,055                       537,064
       Research and Development                                                       118,638                       102,992
                                                                               --------------                 -------------

       TOTAL COST AND EXPENSES                                                 $    1,038,372                 $     895,778
                                                                               --------------                 -------------


OPERATING LOSS                                                                 $     (525,704)                $    (396,541)
                                                                               --------------                 -------------


OTHER INCOME (EXPENSES)
       Interest Expense                                                        $      (75,927)                $     (18,301)
       Interest Income                                                                 26,059                        82,639
       Other Income                                                                    28,193                             -
                                                                               --------------                 -------------

           Total Other Income (Expense)                                        $      (21,675)                $      64,338
                                                                               --------------                 -------------



NET LOSS                                                                       $     (547,379)                $    (332,203)
                                                                               --------------                 -------------



       LOSS PER SHARE, BASIC                                                   $       (0.334)                $      (0.205)
       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   1,637,006                     1,620,514



       See accompanying Notes to Condensed Financial Statements.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         THREE MONTHS ENDED

                                                                             MARCH 31, 1999               MARCH 31, 1998
                                                                             --------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                $ (547,379)                  $ (332,203)
Adjustments to reconcile net income (loss) to
  net cash provided by (used by) operating
  activities:
Depreciation and amortization                                                       132,635                       69,233
Loss on disposal of equipment                                                             -                       11,275
Interest earned on restricted cash                                                        -                       (3,824)
Changes in:
Accounts receivable                                                                 (35,487)                       3,795
Prepaid expenses and  Inventory                                                    (134,464)                      32,253
Restricted Cash                                                                       1,480                            -
Customer deposits                                                                   (61,926)                           -
Accounts payable and accrued expenses                                              (223,385)                      (9,191)
                                                                                 ----------                   ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              $ (868,526)                  $ (228,662)
                                                                                 ----------                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property plant and equipment                                        $  (75,687)                  $ (317,150)
                                                                                 ----------                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                           $   31,500                   $        -
Bond issue costs                                                                          -                     (153,186)
Principal payments on demand note                                                   (15,000)                     (15,000)
                                                                                 ----------                   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        $   16,500                   $ (168,186)
                                                                                 ----------                   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        $ (927,713)                  $ (713,998)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     $2,091,586                   $6,273,765
                                                                                 ----------                   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $1,163,873                   $5,559,767
                                                                                ===========                   ==========


See accompanying Notes to Condensed Financial Statements.

                     Notes To Condensed Financial Statements


         (1) In the opinion of the Company, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet dated March 31, 1999, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

         (2) The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

         (3) Earnings (loss) per share: The Company follows the guidance provided in FASB Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At March 31, 1999 the Company had stock options outstanding which were anti-dilutive since the Company incurred a net loss for the three months then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following should be read in conjunction with the Company's Condensed Financial Statements and Notes included herein.


OVERVIEW

         The Company's revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or who are engaged in life sciences research in government or academic labs throughout the world. Development of innovative technologies for biotechnology requires sophisticated laboratory techniques and the Company provides these services to customers on a contract basis.

         The Company generally derives revenue from two types of customers: those who require a discrete set of services ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("long-term projects"). More often than not, the Company's customers provide repeat business to the Company.

         The Company also derives revenues from government grants which fund the bulk of the Company's research efforts for its proprietary technologies. Unlike its short-term or long-term contract services, research and development on the Company's proprietary technologies focuses on commercializing technologies that the Company owns or licenses from third parties. All government grants are expense reimbursement grants that provide for reimbursement on a monthly basis of the Company's direct costs incurred in a research project, plus indirect costs stated as a percentage of direct costs.

         In January 1999, the Company began sales of a new reagent (AccuTrac(TM)) that facilitates the process of automated DNA sequence analysis. In this respect, the Company anticipates broadening its revenue base by direct sales of this reagent to its clients. AccuTrac(TM), was developed within the Company and stems directly from the Company's research and development programs.


REVENUES

          Gross revenues increased by $13,431 or 2.7% from $499,237 during the first quarter of 1998 ("the 1998 Quarter") to $512,668 during the first quarter of 1999 ("the 1999 Quarter").

         SHORT-TERM PROJECTS

         Revenues realized from short-term projects remained relatively flat from the 1998 Quarter to the 1999 Quarter at approximately $220,238.

         Revenues realized from Peptide Synthesis increased by $16,768 or 35.3% from $47,521 during the 1998 Quarter to $64,289 during the 1999 Quarter. Revenues attributable to protein sequencing increased by $12,661, or 52.5%, from $24,125 during the 1998 Quarter to $36,786 during the 1999 Quarter. Revenues derived from peptide synthesis and protein sequencing increased primarily due to new customers placing orders with the Company. Revenues from two new core technologies, Genetic Analysis and Molecular Biology, reported revenues during the 1999 Quarter of $6,000 and $16,940 respectfully. There were no sales during the 1998 Quarter for these services. Revenues from DNA Sequencing decreased by $43,113 or 75.7% from $95,881 during the 1998 Quarter to $54,568 during the 1999
Quarter. This decrease is primarily due to the completion of two major projects undertaken and completed by the Company during the 1998 Quarter.

         Other "uncategorized" revenues decreased by $21,185 or 60.3% from $35,125 during the 1998 Quarter to $13,940 during the 1999 Quarter. This decrease is primarily due to administrative changes in invoicing; revenues previously identified as "Other" are now more properly classed under defined work items within the Company. Revenues realized from all other core technologies remained essentially constant.

         LONG-TERM PROJECTS

         Revenues realized from various long-term projects decreased by $16,394 or 7.6%, from $230,711 during the 1998 Quarter to $214,317 during the 1999 Quarter. This increase is primarily due to work being done on fourteen individual projects compared to only five projects in progress during the 1998 Quarter. The Company's management continues to take an active role in negotiating new contracts. However, management is unable to say with certainty when or whether any additional long-term contracts will be awarded.

         RESEARCH GRANTS

         The Company experienced an increase in revenue realized from government grants in the amount of $23,975, or 48.9%, from $48,988 during the 1998 Quarter to $72,963 during the 1999 Quarter. This increase is primarily due to the continuation of work on three grants. During the first quarter of 1999 the Company had one ongoing Phase II Small Business Technology Research grant (SBTR) from the National Institutes of Health (NIH). Revenues earned in the 1999 Quarter amounted to $19,065. In addition, the Company was awarded a ($200,000) Phase II Small Business Innovative Research Award (SBIR) from the United States Department of Agriculture (USDA) for development of a Diagnostic for Equine Infectious Anemia Infection. Revenues earned in the 1999 Quarter amounted to $19,782. The Company anticipates completion of the project by August, 2000. The Company was also awarded a Phase I SBIR ($100,000) from the NIH for development of rapid assay methods for the detection of Botulism. Revenues earned in the 1999 Quarter amounted to $34,112. The Company anticipates this project will be completed by May 1999. Work began in late September on both grants.

         ACCUTRAC(TM) REVENUE

         The Company began sales of a new reagent (AccuTrac(TM)) that facilitates the process of automated DNA sequence analysis. Revenues during the 1999 Quarter amounted to $5,150. There were no sales during the 1998 Quarter.

         The Company experiences quarterly fluctuations in all revenue categories. Continuation of existing projects, or engagement for future projects is usually dependent upon the customer's satisfaction with the scientific results provided on initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company's control, such as the timing of product development and commercialization programs of the Company's customers. The Company is unable to predict for more than a few months in advance the volume and dollar amount of future projects in any given period. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance from period to period.

EXPENSES

         Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $54,957, or 21.5%, from $255,722 during the 1998 Quarter to $310,679 during 1999 Quarter. The cost of services as a percentage of revenue was 70.2% and 60.1% during 1998 and 1999, respectively.

         DIRECT LABOR

         Labor costs increased by $32,711, or 27.1%, from $120,772 during the 1998 Quarter to $153,483 during the 1999 Quarter. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development area. This reallocation is necessary to support the additional long-term projects initiated by the Company during the 1999 Quarter.


         DIRECT MATERIALS

         The costs for direct materials increased by $18,479, or 15.0%, from $123,351 during the 1998 Quarter to $141,830 during the 1999 Quarter. These increased costs are directly attributable to the increased purchase of reagents, chemicals and miscellaneous materials used in all the laboratories, and increases in market prices of raw materials as well as relatively higher costs for specialized reagents necessary to perform analyses that the Company was not offering during the 1998 Quarter.

SELLING, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $71,991, or 13.4%, from $537,064 during the 1998 Quarter to $609,055 during 1999 Quarter. As a percentage of revenue, these costs were 139.% and 118.8% during 1998 and 1999, respectively.

         COMPENSATION AND BENEFITS

          Total compensation and benefits decreased by $30,137 or 14.5% from $207,714 during the 1998 Quarter to $177,577 during the 1999 Quarter. This decrease is primarily attributable to the resignation of one of the Company's executive officers, who opted to return to his former academic position. Additional reductions are due to reassigning a portion of management salaries allocated to direct labor and research and development.

         FACILITY COSTS

         Costs for facilities increased by $16,590, or 35.0%,from $47,405 during the 1998 Quarter to $63,995 during the 1999 Quarter. The costs for leasing laboratory space for its operations decreased by $30,914 or 76.2% from $40,581 during the 1998 Quarter to $9,667 during the 1999 Quarter. This decrease is primarily due to the relocation of the Company to its new corporate headquarters. However, additional costs associated with the relocation and new to the Company include electricity ($26,657), gas utility bills ($7,845), water usage ($1,627), and janitorial services ($3,185). In the 1998 Quarter, these costs were included in our monthly lease payment. Telephone use increased by $6,806 due to a one time charge for software for the implementation of the new telephone system.

         PROFESSIONAL SERVICES

         Professional fees decreased by $11,551 or 24.7%, from $46,724 during the 1998 Quarter to $35,173 to the 1999 Quarter. This decrease is primarily due to the reduction of legal costs associated with the day to day operations. Consulting fees increased by $7,667 or 51.5 from $15,000 during the 1998 Quarter to $22,667 during the 1999. This increase is due to the payment of a management fee for the successful hiring of a sales representative on the west coast. Taxes and license fees increased by 13,759 or 335.0% from 4,107 during the 1998 Quarter to $17,866 during the 1999 Quarter.

         DEPRECIATION EXPENSE

         Depreciation increased by $60,896 or 87.5% from $69,595 during the 1998 Quarter to $130,491 during the 1999 Quarter. Increased depreciation costs are attributable to the purchase of additional laboratory equipment consistent with expanding the Company's technology base. In addition, depreciation costs include the new corporate facility that began full operations in December 1998. There were no depreciation costs in the 1998 Quarter for any facility costs by the Company.

         MARKETING

         Marketing costs increased by $15,985 or 22.5%, from $70,957 during the 1998 Quarter to $86,942 during the 1999 Quarter. Salaries and fringe benefits, expenditures for a new brochure, additional advertising in the professional journals, implementation of an advertising campaign for AccuTracTM, contract costs with a media relations firm, travel, and trade show expenditures contributed to these increased costs.

         In September, 1998, the Company entered into a contract with the Mattson Jack Group to perform a global market assessment of the Company's potential human therapeutic, HepArrestTM. Total costs during the 1999 Quarter of the Mattson Jack Group contract amounted to $16,458.

         SELLING

         Expenditures during the 1999 Quarter for selling amounted to $15,458. Costs associated with selling include personnel, travel, and office expenses. During the 1999 Quarter, the Company hired an Account Executive for the Western Region to identify new clients. There were no expenses for selling during the 1998 Quarter.

RESEARCH AND DEVELOPMENT

         Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished in the Company by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants and funded from working capital. Total expenditures for these two categories increased by $16,409, or 16.1%, from $102,229 during the 1998 Quarter to $118,638 during the 1999 Quarter. Total grant-related research and in-house research as a percentage of revenue were 29.6% and 23.1% during 1998 and 1999, respectively.

         GRANT RELATED RESEARCH ACTIVITIES

         Expenditures to perform grant-related research activities increased by $33,674 or 126.3%, from $26,672 during the 1998 Quarter to $60,346 during the 1999 Quarter. Increase costs are primarily due to the continuation of work on three grants.

         During the first quarter of 1999 the Company had one ongoing Phase II Small Business Technology Research grant (SBTR) grant from the National Institutes of Health (NIH). Expenses incurred through the 1999 Quarter amounted to $18,689. In addition, the Company was awarded a ($200,000) Phase II Small Business Innovative Research Award (SBIR) from the United States Department of Agriculture (USDA) for development of a Diagnostic for Equine Infectious Anemia Infection. Expenses incurred through the 1999 Quarter amounted to $16,625. The Company anticipates to complete the project by August, 2000. The Company was also awarded a Phase I SBIR ($100,000) from the NIH for development of rapid assay methods for the detection of Botulism. Expenditures incurred through the 1999 Quarter amounted to $24,866. The Company anticipates to complete this project by May 1999. Work began in late September on both grants.

         IN-HOUSE RESEARCH ACTIVITIES

         Expenditures made by the Company for in-house research activities decreased by $17,265 or 22.9%, from $75,557 during the 1998 Quarter to $58,292 during the 1999 Quarter. This decrease is primarily due to the reallocating of salaries from research and development to direct labor. This reallocation was necessary to support the additional long term projects initiated by the Company. However, the Company continues to be actively engaged in establishing fundamental methods for genetic testing for agricultural and human applications, in developing methods of genome sequence analysis, and in pursuing fundamental research related to potential uses of HepArrest in drug formulation. In addition, the Company is continuing its in-house research and development efforts with AccuTrac(TM).

OTHER INCOME AND EXPENSES

         Interest income is derived from investing the unused portion of the funds realized by the Company from the private placement of convertible notes in June 1997, and initial public offering of common stock in October 1997 (IPO). Interest income is also derived from investing the unused portion of the funds realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Other income represents funding from the Virginia Business Assistance Program for the training of new employees. Interest income to the Company decreased by $56,580, or 68.5% from $82,639 during the 1998 Quarter to 26,059 during the 1999
Quarter. Interest income realized from unused funds from the IPO decreased due to the use of the funds throughout the 1998 fiscal year. Interest income earned from the unused portion of the funds realized from the sale of IRBs remained relatively flat for the 1998 Quarter as compared to the 1999 Quarter. Other Income of $28,193, as mentioned above, represents funds for training assistance awarded by the Virginia Business Assistance Program (Workforce Services) for new employees of the Company. This program enables the Company to implement training both from an orientation as well as safety program for all new employees who have been with the Company for at least ninety days.

          Interest costs incurred by the Company during the 1999 Quarter included (1) interest paid to financial institutions as loans made to the Company; (2) interest paid for the Company's IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest costs incurred by the Company during the 1998 Quarter included (1) interest paid to financial institutions an loans made to the Company; and (2) interest paid for the Company's IRBs. Interest expenses increased by $55,313 or 308.5% from $17,928 during the 1998 Quarter to $73,241 during the 1999 Quarter. This increase is primarily due the payment of three months interest for the Company's IRBs during the 1999 Quarter as compared to fifteen days during the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Consistent with the Company's implementation of its growth strategy, 1999 showed a decrease in net operating cash flow in the amount of $828,526, as compared to a decrease of $228,662 in 1998. This decrease in both years is due to substantial investments being made by the Company in facility costs, personnel, equipment, sales, and marketing efforts, and these cost outlays were made possible by capital realized from the Company's private placement of convertible notes and initial public offering of common stock. The use of cash in 1999 was fully anticipated by Management. However, based on expected cash out-flow, management anticipates that unless the Company becomes profitable, the remaining cash available invested by the Company will be needed for general operations.

         Net working capital as of March 31, 1999 and March 31, 1998 was $1,165,686 and $5,739,919 respectively. This decrease is a direct result of capital expenditures on new scientific instrumentation, computers, and furniture and fixtures, costs associated with the new facility, implementation of marketing and selling divisions within the Company, and costs associated with additional staffing and direct materials necessary to expand the Company's technology offerings.

         IRBs sold by the Company (in the amount of $4,000,000) were issued by the Virginia Small Business Financing Authority. The IRBs were issued pursuant to an Indenture of Trust dated March 15,1998, between the Virginia Small Business Financing Authority and Crestar Bank, a Virginia banking association, the named trustee. The IRBs were issued and sold to facilitate construction of the Company's facility in the Gateway Centre Development at 601 Biotech Drive in Chesterfield County, Virginia. Funds generated by the sale of the IRBs are restricted and may only be used for the construction of the Company's new facility. Construction of the new facility began in early June and was completed in late November,1998. Of the $4,000,000 issued by the Virginia Small Business Financing Authority, $402,991 remains as restricted cash on the balance sheet of the Company as of March 31,1999. All of the Company's administrative and research operations have been consolidated into this facility and are fully operational.

YEAR 2000 PROJECT

         The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures. The Company is in the process of making its assessment of the potential impact of the Year 2000 issue. As of May 14, 1999:

o The Company's financial institutions are in the process of addressing Year 2000 compliance issues. Approximately 85% of the financial institutions that the Company conducts transactions are Year 2000 compliant and anticipate the process to be completed by the end of the third quarter of 1999.

o During 1998, the Company upgraded its general accounting system to a Year 2000 compliant version. During the first quarter of 1999, the Company tested the general accounting software.  This  software  is  considered  to  be  Year  2000 compliant.

o The Company has completed the process of updating payroll system to meet Year 2000 compliance standards.

o The Company believes that equipment purchased by the Company during 1999 and 1998 is considered to be Year 2000 compliant.

o The Company's instrumentation is stand alone and not networked to any other systems. The Company believes therefore that this equipment is not date sensitive and therefore will not have to be replaced or improved.

o The Company is currently communicating with suppliers and customers to determine the extent to which they have addressed Year 2000 issues. The Company is in the process of contacting its suppliers to determine if the business operations are Year 2000 compliant. The Company has mailed eighty-five surveys to its major suppliers to address this issue on whether they are Year 2000 compliant. As of May 7, 1999, the Company has received twenty responses to the survey. Out of the survey's returned, twelve have stated that they are Year 2000 compliant. The remaining survey's stated that they are in the process of being compliant. Follow up letters for the remaining survey will be mailed out in the second quarter of 1999. The Company is also in the process of mailing out the surveys to our customers. This process will begin in the next few weeks. The Company expects to complete its Year 2000 compliance assessment of its suppliers and customers during the third quarter of 1999.

         The Company believes that it will complete its Year 2000 program by the end of the third quarter of 1999. The Company believes that costs associated with Year 2000 compliance will not exceed $30,000, and will not have a material adverse impact on the Company's financial position.


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

         Among the factors-that could cause the actual results to differ materially from those projected are the following:


o         business conditions and the general economy,

o the development and implementation of the Company's long term business goals,

o         federal, state, and local regulatory environment,

o         lack of demand for the Company's services,

o the ability of the Company's customers to perform services similar to those offered by the Company "in-house,"

o potential cost containment by the Company's customers resulting in fewer research and development projects,

o The Company's ability to receive accreditation to provide various services, including, but not limited to paternity testing,

o         The Company's ability to hire and retain highly skilled employees,

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From October 17, 1997 through March 31, 1999, the Company spent approximately $789,348 of the net proceeds of its initial public offering as follows: (1) $216,093 on capital expenditures, (2) $210,558 for the development of the Company's new laboratory facility, (3) $86,942 on marketing, (4) $15,458 on sales, (5) $36,657 on consulting fees for HepArrest, (6) on facility/bond expenditures $ 73,389 and (7) $150,251 on production operating expenses. The remaining proceeds are invested in an interest-bearing account at a commercial bank.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


            EXHIBIT NUMBER                                         DESCRIPTION OF EXHIBIT
                 3.1                    Amended and Restated Articles of Incorporation (1)
                 3.2                    Amended and Restated Bylaws (1)
                 4.1                    Form of Common Stock Certificate (1)
                 4.2                    Form of Underwriter's Warrant, as amended (1)
                 4.3                    Form of Management Warrant, as amended (1)
                 4.4                    Indenture of Trust by and between the Virginia Small Business Financing
                                        Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
                 10.1                   Placement Agreement by and between the Company and Anderson & Strudwick,
                                        Incorporated (1)
                 10.2                   Warrant Agreement between the Company and Anderson & Strudwick, Incorporated (1)
                 10.3                   Warrant Agreement between the Company and Richard J. Freer, as amended (1)
                 10.4                   Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
                 10.5                   Warrant Agreement between the Company and Robert B. Harris, as amended (1)
                 10.6                   Employment Agreement for Richard J. Freer (1)
                 10.7                   Employment Agreement for Thomas R. Reynolds (1)
                 10.8                   Employment Agreement for Robert B. Harris (1)
                 10.9                   Executive Severance Agreement for Richard J. Freer (1)
                 10.10                  Executive Severance Agreement for Thomas R. Reynolds (1)
                 10.11                  Executive Severance Agreement for Robert B. Harris (1)
                 10.12                  1997 Stock Incentive Plan, as amended (1)
                 10.13                  Form of Incentive Stock Option Agreement (1)
                 10.14                  Loan Agreement by and between the Virginia Small Business Financing
                                        Authority and the Company (2)
                 27.1                   Financial Data Schedule (3)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)      Filed herewith.


         (b)      Reports on Form 8-K.

         During the fiscal quarter ended March 31, 1999, the Company filed one Current Report on Form 8-K, dated March 19, 1999, announcing the resignation of Charles A. Mills, III from the Company's Board of Directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMMONWEALTH BIOTECHNOLOGIES, INC.



                                            By:      /s/ James H. Brennan
                                                     --------------------
                                                     James H. Brennan
                                                     Controller

May 14, 1999

                                  EXHIBIT INDEX


            EXHIBIT NUMBER                                         DESCRIPTION OF EXHIBIT
                 3.1                    Amended and Restated Articles of Incorporation (1)
                 3.2                    Amended and Restated Bylaws (1)
                 4.1                    Form of Common Stock Certificate (1)
                 4.2                    Form of Underwriter's Warrant, as amended (1)
                 4.3                    Form of Management Warrant, as amended (1)
                 4.4                    Indenture of Trust by and between the Virginia Small Business Financing
                                        Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
                10.1                    Placement Agreement by and between the Company and Anderson & Strudwick,
                                        Incorporated (1)
                10.2                    Warrant Agreement between the Company and Anderson & Strudwick, Incorporated (1)
                10.3                    Warrant Agreement between the Company and Richard J. Freer, as amended (1)
                10.4                    Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
                10.5                    Warrant Agreement between the Company and Robert B. Harris, as amended (1)
                10.6                    Employment Agreement for Richard J. Freer (1)
                10.7                    Employment Agreement for Thomas R. Reynolds (1)
                10.8                    Employment Agreement for Robert B. Harris (1)
                10.9                    Executive Severance Agreement for Richard J. Freer (1)
                10.10                   Executive Severance Agreement for Thomas R. Reynolds (1)
                10.11                   Executive Severance Agreement for Robert B. Harris (1)
                10.12                   1997 Stock Incentive Plan, as amended (1)
                10.13                   Form of Incentive Stock Option Agreement (1)
                10.14                   Loan Agreement by and between the Virginia Small Business Financing
                                        Authority and the Company (2)
                27.1                    Financial Data Schedule (3)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)      Filed herewith.