Form 10QSB
period 1999-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1999-08-16
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
-------       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 (804) 648-3820
                           (ISSUER'S TELEPHONE NUMBER)
                    -----------------------------------------

         Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

         As of August 13, 1999, 1,643,727 shares of common stock, no par value, of the registrant were outstanding.

         Transitional Small Business Disclosure Format (Check one) Yes:   No: X
                                                                       --    --

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements.
                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                      JUNE 30, 1999                DECEMBER 31, 1998
                                                                      -------------                -----------------
                                                                       (UNAUDITED)
                                                                        ---------
ASSETS

  CURRENT ASSETS
              Cash and Cash Equivalents                                $   351,476                   $   2,091,586
              Accounts Receivable                                          347,540                         302,936
              Prepaid Expenses & Inventory                                 158,848                          76,500
                                                                        -----------                   -------------
                  Total Current Assets                                 $   857,864                   $   2,471,022

  PROPERTY PLANT AND EQUIPMENT, NET                                    $ 7,132,459                   $   7,263,788
                                                                        -----------                   -------------

    OTHER ASSETS
              Restricted Cash                                          $   407,015                   $     402,991
              Bond Issue Cost, net                                         254,809                         260,181
              Deposits                                                       3,200                           3,200
                                                                        -----------                   -------------
                  Total Other Assets                                   $   665,024                   $     666,372
                                                                        -----------                   -------------

TOTAL ASSETS                                                           $ 8,655,347                   $  10,401,182
                                                                        ===========                   =============

LIABILITIES AND STOCKHOLDER'S EQUITY

    CURRENT LIABILITIES
              Accounts Payable & Other Current Liabilities             $   315,320                   $     797,597
              Deferred Revenue                                                   -                          67,286
              Demand Note                                                  224,680                         249,680
                                                                        -----------                    ------------
                  Total Current Liabilities                            $   540,000                   $   1,114,563
                                                                        -----------                    ------------

                  Long  term Debt Bonds                                $ 4,000,000                   $   4,000,000
                                                                        -----------                    ------------

TOTAL LIABILITIES                                                      $ 4,540,000                   $   5,114,563
                                                                        -----------                    ------------

STOCKHOLDER'S EQUITY

              Common Stock, no par value
                10,000,000 authorized, June 30, 1999
                1,643,727, December 31, 1998 1,633,214                 $         -                   $           -
                 Additional Paid-in-Capital                              8,901,742                       8,838,664
              Deficit                                                   (4,786,395)                     (3,552,045)
                                                                        -----------                    ------------
                  Total Stockholder's Equity                           $ 4,115,347                   $   5,286,619
                                                                        -----------                    ------------

TOTAL LIABILITIES AND                                                  $ 8,655,347                   $  10,401,182
STOCKHOLDERS EQUITY                                                     ===========                    ============


              See accompanying notes to condensed financial statements.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                               THREE MONTHS           THREE MONTHS           SIX MONTHS               SIX MONTHS
                                            NDED JUNE 30, 1999      ENDED JUNE 30, 1998   ENDED JUNE 30, 1999   ENDED JUNE 30, 1998
REVENUE
       Short Term Projects                  $      212,357           $      189,432        $     432,595          $     499,245
       Long Term Projects                          204,824                  146,501              419,140                286,937
       Research Grants                              69,438                   39,783              142,401                 88,771
       AccuTrac                                     25,650                        -               30,800                      -
                                            --------------            -------------         ------------           -------------

       Total Revenue                        $      512,269           $      375,716        $   1,024,936          $     874,953
                                            --------------            --------------        -------------          -------------


COST AND EXPENSES
       Cost of Services                     $     367,577            $      310,953        $     678,256          $     566,675
       Sales, Gen. And Admin.                     641,679                   577,526            1,250,734              1,114,590
       Research and Development                   128,467                   110,268              247,105                213,260
                                            --------------           --------------        -------------           ------------

       TOTAL COST AND EXPENSES              $   1,137,723            $      998,747        $   2,176,095          $   1,894,525
                                            --------------           --------------        -------------           ------------


OPERATING LOSS                              $    (625,454)           $     (623,031)       $  (1,151,159)         $  (1,019,572)
                                            --------------           --------------        -------------           ------------


OTHER INCOME (EXPENSES)
       Interest Expense                     $     (74,489)           $      (66,265)       $    (150,417)         $     (84,565)
       Other Income                                12,974                   111,514               67,226                194,153
                                            --------------           --------------        -------------          -------------

           Total Other Income (Expense)     $     (61,515)           $       45,249        $     (83,191)         $     109,588
                                            --------------           --------------        --------------         -------------



NET LOSS                                    $    (686,969)           $     (577,782)       $  (1.234,350)         $    (909,984)
                                            ==============           ==============        ==============         =============


       LOSS PER SHARE, BASIC                $      ( 0.42)           $        (0.36)       $       (0.75)         $       (0.56)
       WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                             1,642,397                 1,620,918             1,639,716              1,620,717



       See accompanying notes to condensed financial statements.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            SIX MONTHS ENDED

                                                               JUNE 30, 1999                JUNE 30, 1998
                                                               -------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                        $ (1,234,350)              $   (909,984)
Adjustments to reconcile loss to
  net cash  used in operating
  Activities:
Depreciation and amortization                                        267,741                    142,448
Loss on disposal of equipment                                              -                     11,275
Interest earned on restricted cash                                         -                    (45,461)
Changes in:
Accounts receivable                                                  (44,604)                   (15,328)
Prepaid expenses & Inventory                                         (82,348)                   (25,400)
Restricted Cash                                                       (4,024)                         -
Customer deposits                                                    (59,736)                         -
Accounts payable and accrued expenses                               (489,828)                   (58,065)
                                                                 ------------                 -----------
NET CASH USED IN OPERATING ACTIVITIES                           $ (1,647,149)               $  (900,515)
                                                                 ============                 ===========

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property plant and equipment                       $   (131,039)               $  (426,794)
                                                                 ============                 ===========

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                          $     63,078                $     7,200
Bond issue costs                                                           -                   (184,697)
Principal payments on demand note                                    (25,000)                   (30,000)
                                                                 ------------                 ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       $     38,078                $  (207,497)
                                                                 ============                 ============

NET DECREASE IN CASH AND CASH EQUIVALENTS                       $ (1,740,110)               $(1,534,806)

CASH AND CASH EQUIVALENTS, BEGINNING                            $  2,091,586                $ 6,273,765
                                                                 ============                =============
CASH AND CASH EQUIVALENTS, END ING                              $    351,476                $ 4,738,959
                                                                 ============                =============

SUPPLEMENTAL DISCLOSURES
CASH PAID FOR INTEREST                                          $    145,041                $    70,925
                                                                 ------------                -------------




See accompanying notes to condensed financial statements.

                     Notes To Condensed Financial Statements


          (1) In the opinion of the Company, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet dated December 31, 1998 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31 1998 and the results of operations and cash flows for the three and six months periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998.

          (2) The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

          (3) Earnings (loss) per share: The Company follows the guidance provided in FASB Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At June 30, 1999 the Company had stock options outstanding which were anti-dilutive since the Company incurred a net loss for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following should be read in conjunction with the unaudited Financial Statements and related Notes thereto of Commonwealth Biotechnologies, Inc. ("the Company") included herein.


OVERVIEW

          The Company's revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or who are engaged in life sciences research in government or academic labs throughout the world. Development of innovative technologies for biotechnology requires sophisticated laboratory techniques and the Company provides these services to customers on a contract basis. The Company's customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for health care, agricultural, and other purposes.

          The Company generally derives revenue from two types of customers: those who require a discrete set of services ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("long-term projects"). More often than not, the Company's customers provide repeat business to the Company. Historically, a majority of the Company's net revenues have been earned under short-term projects. However, the Company views long-term projects as the more important source of revenue, and has begun to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. Revenue from these services is generally recognized as services are rendered or as products are delivered. In some cases, a portion of the contract fee is paid at the time the project has commenced, with performance-based installments payable over the contract duration as milestones are achieved.

          The Company also derives revenues from government grants that fund the bulk of the Company's research efforts for its proprietary technologies. Unlike its short-term or long-term contract services, research and development on the Company's proprietary technologies focuses on commercializing technologies, which the Company owns or licenses from third parties. All government grants are expense reimbursement grants which provide for reimbursement on a monthly basis of the Company's direct costs incurred in a research project, plus indirect costs stated as a percentage of direct costs.

          In January 1999, the Company began sales of a new reagent (AccuTracTM) which facilitates the process of automated DNA sequence analysis. In this respect, the Company anticipates broadening its revenue base by direct sales of this reagent to its clients. AccuTracTM, was developed within the Company and stems directly from the Company's R&D programs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

REVENUES

Gross revenues increased by $136,553 or 36.3% from $375,716 during the second quarter of 1998 ("the 1998 Quarter") to $512,269 during the second quarter of 1999 ("the 1999 Quarter").

         SHORT TERM PROJECTS
         -------------------

         Revenues realized from short-term projects increased by $22,925 or 12.1% from $189,432 during the 1998 Quarter to $212,357 the 1999 Quarter. This increase is primarily due to increased sales of peptide synthesis and amino acid analysis for new customers placing orders with the Company. Revenues realized from all other core technologies remained essentially constant.

         LONG TERM PROJECTS
         ------------------

         Revenues realized from various long-term projects increased by $58,323 or 39.8%, from $146,501 during the 1998 Quarter to $204,824 during the 1999 Quarter. This increase is primarily due to work being done on fourteen individual projects, compared to six projects in progress during the 1998 Quarter.

         RESEARCH GRANTS
         ---------------

         The Company experienced an increase in revenue realized from government grants in the amount of $29,655, or 74.5%, from $39,783 during the 1998 Quarter to $69,438 during the 1999 Quarter. This increase is primarily due to the continuation of work on three grants during the 1999 Quarter, compared to only one grant during the 1998 Quarter.

         ACCUTRAC(TM)REVENUE
         -------------------

         The Company began sales of a new reagent (AccuTracTM) which facilitates the process of automated DNA sequence analysis. Revenues during the 1999 Quarter amounted to $25,560. There were no sales during the 1998 Quarter.

COST OF SERVICES

         Cost of services consists primarily of laboratory supplies, labor, and miscellaneous indirect costs. The cost of services increased by $56,624, or 18.2%, from $310,953 during the 1998 Quarter to $367,577 during 1999 Quarter.

         DIRECT MATERIALS
         ----------------

         The costs for direct materials decreased by $5,037, or 3.4%, from $146,561 during the 1998 Quarter to $141,524 during the 1999 Quarter. Increased controls in the ordering of reagents contributed to the decrease of costs.

         DIRECT LABOR
         ------------

         Labor costs increased by $68,927, or 53.6%, from $128,577 during the 1998 Quarter to $197,504 during the 1999 Quarter. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development area. This reallocation is necessary to support the additional long-term projects initiated by the Company during the 1999 Quarter.

SELLING, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, depreciation, office expenditures and other costs. Total SGA costs increased by $64,153, or 10.0%, from $577,526 during the 1998 Quarter to $641,679 during 1999 Quarter.

         COMPENSATION AND BENEFITS
         -------------------------

         Total Compensation and Benefits decreased by $72,902 or 29.0% from $250,979 during the 1998 Quarter to $178,077 during the 1999 Quarter. This decrease is primarily attributable to the resignation of one of the Company's executive officers, who opted to return to his former academic position. Additional reductions are due to reassigning a portion of management salaries allocated to direct labor and research and development.

         PROFESSIONAL SERVICES
         ---------------------
         Professional fees increased by $19,669 or 24.9%, from $78,829 during the 1998 Quarter to $98,498 during the 1999 Quarter. This increase is primarily due costs associated with compiling and publishing the Company's annual report. In addition, initial expenditures for real estate taxes associated with the new facility were realized during the 1999 Quarter.

         DEPRECIATION EXPENSE
         --------------------
         Depreciation increased by $61,345 or 87.0% from $70,505 during the 1998 Quarter to $131,850 during the 1999 Quarter. Increased depreciation costs are attributable to the purchase of additional laboratory equipment consistent with expanding the Company's technology base. In addition, depreciation includes costs for the new corporate facility in which the Company began full operations in December 1998. There were no depreciation costs in the 1998 Quarter for any facility costs by the Company.

         MARKETING
         ---------
         Marketing costs increased by $47,067 or 75.4%, from $62,402 during the 1998 Quarter to $109,469 during the 1999 Quarter. Salaries and fringe benefits, expenditures for a new brochure, additional advertising in the professional journals, implementation of an advertising campaign for AccuTracTM, contract costs with a media relations firm, travel, and trade show expenditures contributed to these increased costs.

         In September, 1998, the Company entered into a contract with the Mattson Jack Group to perform a global market assessment of the Company's potential human therapeutic, HepArrestTM. Total costs during the 1999 Quarter of the Mattson Jack Group contract amounted to $15,102.

RESEARCH AND DEVELOPMENT

         Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished in the Company by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants and funded from working capital. Total expenditures for these two categories increased by $18,199, or 16.5%, from $110,268 during the 1998 Quarter to $128,467 during the 1999 Quarter.

         GRANT RELATED RESEARCH ACTIVITIES
         ---------------------------------
         Expenditures to perform grant-related research activities increased by $30,629 or 85.8%, from $35,707 during the 1998 Quarter to $66,336 during the 1999 Quarter. Increase costs are primarily due to the continuation of work on three grants.

         IN-HOUSE RESEARCH ACTIVITIES
         ----------------------------
         Expenditures made by the Company for in-house research activities decreased by $12,197 or 16.4%, from $74,328 during the 1998 Quarter to $62,131 during the 1999 Quarter. This decrease is primarily due to the reallocating of salaries from research and development to direct labor.

OTHER INCOME AND EXPENSES

         Interest income decreased by $98,540 or 88.4% from $111,514 during the 1998 Quarter to $12,974 during the 1999 Quarter. These funds are derived from investing the unused portion of the funds realized by the Company from the private placement of convertible notes in June 1997, and initial public offering of common stock in October 1997 (IPO). Interest income is also derived from investing the unused portion of the funds-realized by the Company from the successful sale (March, 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income in both categories decreased due to the use of these funds throughout the 1998 fiscal year.

         Interest costs increased by $8,249 or 13.0% from $63,554 during the 1998 Quarter to $71,803 during the 1999 Quarter. These costs incurred by the Company included (1) interest paid to financial institutions as loans made to the Company; (2) interest paid for the Company's IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

REVENUES

 Gross revenues increased by $149,983 or 17.1% from $874,953 during the 1998 Period ("the 1998 Period") to $1,024,936 during the 1999 Period. ("the 1999 Period").

          SHORT TERM PROJECTS
          -------------------
         Revenues realized from short-term projects decreased by $66,650 13.4% from $499,245 during the 1998 Period to $432,595 during the 1999 Period. Revenues realized from peptide synthesis increased by $32,682 or 38.0% from $85,940 during the 1998 Period to $118,622 during the 1999 Period. Revenues attributable to protein sequencing increased by $11,606 or 18.0%, from $64,325 during the 1998 Period to $75,931 during the 1999 Period. Revenues derived from peptide synthesis and protein sequencing increased primarily due to the continuation of new customers placing orders with the Company. Revenues from two new core technologies, Genetic Analysis and Molecular Biology, reported revenues during the 1999 Period of $6,300 and $20,565 respectfully. There were no sales during the 1998 Period for these services. Revenues from DNA Sequencing decreased by $144,380 or 58.2% from $248,178 during the 1998 Period to $103,798 during the 1999 Period. This decrease is primarily due to a change in the marketplace wherein most DNA sequence activities are becoming associated with long-term projects. DNA and RNA synthesis increased by $12,674 or 44.3% from $28,590 during the 1998 Period to $41,264 during the 1999 Period. This increase is primarily due to new customers placing orders with The Company.

         Other "uncategorized" revenues decreased by $16,993 or 34.6% from $49,156 during the 1998 Period to $32,163 during the 1999 Period. This decrease is primarily due to administrative changes in invoicing; revenues previously identified as "Other" are now more properly classed under defined work items within the Company. Revenues realized from all other core technologies remained essentially constant.

         LONG TERM PROJECTS
         ------------------
         Revenues realized from various long-term projects increased by $132,203 or 46.1%, from $286,937 during the 1998 period to $419,140 during the 1999 Period. This increase is primarily due to work being done on twenty-two individual projects during the 1999 Period compared to only eight projects in progress during the 1998 Period. The Company's management continues to take an active role in negotiating new contracts. However, management is unable to say with certainty when or whether any additional long-term contracts will be awarded.

         RESEARCH GRANTS
         ---------------
         The Company experienced an increase in revenue realized from government grants in the amount of $53,630, or 60.4%, from $88,771 during the 1998 Period to $142,401 during the 1999 Period. This increase is primarily due to the continuation of work on three grants. During the 1999 Period, the Company had one ongoing Phase II Small Business Technology Research grant (SBTR) from the National Institutes of Health (NIH). Revenues earned in the 1999 Period amounted to $51,801. In addition, the Company was awarded a ($200,000) Phase II Small Business Innovative Research Award (SBIR) from the United States Department of Agriculture (USDA) for development of a Diagnostic for Equine Infectious Anemia Infection. Revenues earned in the 1999 Period amounted to $53,548. The Company anticipates completion of the project by August, 2000. The Company was also awarded a Phase I SBIR award ($100,000) from the NIH for development of Rapid Assay Methods for the Detection of Botulism. Revenues earned in the 1999 Period amounted to $37,052. The Company anticipates this project will be completed by July 1999. Work began on the last two grants in late September 1998.

         ACCUTRAC(TM) REVENUE
         --------------------
         The Company began sales of a new reagent (AccuTrac(TM)) which facilitates the process of automated DNA sequence analysis. Revenues during the 1999 Period amounted to $30,800. There were no sales during the 1998 Period.

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

COST OF SERVICES

         Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $111,581 or 19.7%, from $566,675 during the 1998 Period to $678,256 during 1999 Period. The cost of services as a percentage of revenue was 64.8% and 66.2% during 1998 and 1999, respectively.

         DIRECT LABOR
         ------------
         Labor costs increased by $101,638, or 40.8%, from $249,350 during the 1998 Period to $350,988 during the 1999 Period. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development area. This reallocation is necessary to support the additional long-term projects initiated by the Company during the 1999 Period.

         DIRECT MATERIALS
         ----------------
         The costs for direct materials increased by $13,442, or 5.0%, from $269,913 during the 1998 Period to $283,355 during the 1999 Period. This moderate increase reflects the Company's concerted efforts to hold down costs.

SELLING, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $136,144, or 12.2%, from $1,114,591 during the 1998 Period to $1,250,734 during 1999 Period. As a percentage of revenue, these costs were 127.4% and 122.0% during 1998 and 1999, respectively.

         COMPENSATION AND BENEFITS
         -------------------------
          Total Compensation and Benefits decreased by $103,038 or 22.5% from $458,693 during the 1998 Period to $355,655 during the 1999 Period. This decrease is primarily attributable to the resignation of one of the Company's executive officers who has opted to return to his former professional position. Additional reductions are due to reassigning a portion of management salaries allocated to direct labor and research and development.

         FACILITY COSTS
         --------------
         Costs for facilities increased by $13,983, or 14.3%, from $98,012 during the 1998 Period to $111,995 during the 1999 Period. The costs for leasing laboratory space for its operations decreased by $73,915 or 88.4% from $83,582 during the 1998 Period to $9,667 during the 1999 Period. This decrease is primarily due to the relocation of the Company to its new corporate headquarters. However, additional costs associated with the relocation and new to the Company include electricity ($57,724), gas utility bills ($11,722), water usage ($2,296), janitorial services ($5,135) and landscaping ($4,697). In the 1998 Period, these costs were included in our monthly lease payment. Telephone use increased by $5,721 due to a one-time charge for software on the implementation of the new telephone system.

         PROFESSIONAL SERVICES
         ---------------------
         Professional services include professional fees, consulting, dues and subscriptions and taxes and licenses. Professional Services increased by $29,968 or 21.4%, from $144,803 during the 1998 Period to $174,771 to the 1999 Period. This increase is primarily due to personnel property, real estate, and sales tax paid by The Company during the 1999 Period. Consulting fees increased due to the payment of a management fee for the successful hiring of a sales representative on the west coast.

         DEPRECIATION EXPENSE
         --------------------
         Depreciation increased by $122,241 or 87.3% from $140,101 during the 1998 Period to $262,342 during the 1999 Period. Increased depreciation costs are attributable to the purchase of additional laboratory equipment consistent with expanding the Company's technology base. In addition depreciation costs include the new corporate facility which began full operations in December 1998. There were no depreciation costs in the 1998 Period for any facility costs associated by the Company.

         MARKETING
         ---------
         Marketing costs increased by $63,053 or 47.3%, from $133,359 during the 1998 Period to $196,412 during the 1999 Period. Salaries and fringe benefits, expenditures for a new brochure, additional advertising in the professional journals, implementation of an advertising campaign for AccuTrac(TM), contract costs with a media relations firm, travel, and trade show expenditures contributed to these increased costs.

         In September, 1998, the Company entered into a contract with the Mattson Jack Group to perform a global market assessment of the Company's potential human therapeutic, HepArrest(TM). Total costs during the 1999 Period of the Mattson Jack Group contract amounted to $31,561.

         SELLING
         -------
         Expenditures during the 1999 Period increased by $9,841 or 34.8%, from $28,300 during the 1998 Period to $38,141 during the 1999 Period. Costs associated with selling include personnel, travel, and office expenses.

RESEARCH AND DEVELOPMENT

         Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished in the Company by work performed in support of government grant-sponsored programs, and those performed in the absence of such grants and funded from working capital. Total expenditures for these two categories increased by $33,845, or 15.9%, from $213,260 during the 1998 Period to $247,105 during the 1999 Period. Total grant-related research and in-house research as a percentage of revenue were 24.4% and 24.1% during 1998 and 1999, respectively.

         GRANT RELATED RESEARCH ACTIVITIES
         ---------------------------------
         Expenditures to perform grant-related research activities increased by $63,308 or 99.9%, from $63,374 during the 1998 Period to $126,682 during the 1999 Period. Increase costs are primarily due to the continuation of work on three grants. All costs associated with grant related research activities are reimbursed to the Company on a periodic basis.

         During the 1999 Period, the Company had one ongoing Phase II Small Business Technology Research grant (SBTR) grant from the National Institutes of Health (NIH). Expenses incurred through the 1999 Period amounted to $50,137. In addition, the Company was awarded a ($200,000) Phase II Small Business Innovative Research Award (SBIR) from the United States Department of Agriculture (USDA) for development of a Diagnostic for Equine Infectious Anemia Infection. Expenses incurred through the 1999 Period amounted to $44,613. The Company anticipates completion of the project by August, 2000. The Company was also awarded a Phase I SBIR award ($100,000) from the NIH for development of Rapid Assay Methods for the Detection of Botulism. Expenditures incurred through the 1999 Period amounted to $31,931. The Company anticipates the project to be completed by July 1999. Work began in late September 1998, on the last two grants.

         IN-HOUSE RESEARCH ACTIVITIES
         ----------------------------
         Expenditures made by the Company for in-house research activities decreased by $29,463 or 19.7%, from $149,886 during the 1998 Period to $120,423 during the 1999 Period. This decrease is primarily due to the reallocating of salaries from research and development to direct labor. This reallocation was necessary to support the additional long-term projects initiated by the Company. However, the Company continues to be actively engaged in establishing fundamental methods for genetic testing for agricultural and human applications, in developing methods of genome sequence analysis, and in pursuing fundamental research related to potential uses of HepArrest in drug formulation. In addition the Company is continuing its in-house research and development efforts with AccuTrac(TM).


OTHER INCOME AND EXPENSES

         Interest income is derived from investing the unused portion of the funds realized by the Company from the private placement of convertible notes in June 1997, and initial public offering of common stock in October 1997 (IPO). Interest income is also derived from investing the unused portion of the funds-realized by the Company from the successful sale (March, 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Other income represents funding from the Virginia Business Assistance Program for the training of new employees.

         Interest income to the Company decreased by $119,183, or 80.0% from $148,692 during the 1998 Period to $29,509 during the 1999 Period. Interest income realized from unused funds from the IPO decreased due to the use of these funds throughout the 1999 and 1998 fiscal years. Interest income earned from the unused portion of the funds realized from the sale of IRBs decreased by $35,937, or 79.1% from $45,461 during the 1998 Period to $9,524 during the 1999 Period. Interest income realized from sale of the IRB's decreased due to the use of these funds throughout the 1999 and 1998 fiscal years. Other Income of $28,193, as mentioned above, represents funds for training assistance awarded by the Virginia Business Assistance Program (Workforce Services) for new employees of the Company. This program enables the Company to implement training both from an orientation as well as safety program for all new employees who have been with the Company for at least ninety days.

         Interest costs incurred by the Company during the 1999 and 1998 Periods included (1) interest paid to financial institutions as loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Total interest expenses increased by $63,562 or 78.0% from $81,483 during the 1998 Period to $145,041 during the 1999 Period. This increase is primarily due the payment of six months interest for the Company's IRBs during the 1999 Period as compared to three months and fifteen days during the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Consistent with the Company's implementation of its growth strategy, 1999 showed a net operating cash outflow in the amount of $1,647,149, as compared to an outflow of $900,515 in 1998. The decrease in both years is due to the continuation of substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. These cost outlays were made possible by capital realized from the Company's private placement of convertible notes and initial public offering of common stock. The use of cash in 1999 was fully anticipated by Management. However based on expected cash out-flow, management anticipates that unless the Company becomes profitable, the remaining cash available invested by the Company will be needed for general operations.

         Net working capital as of June 30, 1999 and June 30, 1998 was $317,864 and $4,459,702 respectively. This decrease is a direct result of capital expenditures on new scientific instrumentation, computers, and furniture and fixtures, costs associated with the new facility, implementation of marketing and selling divisions within the Company, and costs associated with additional staffing and direct materials necessary to expand the Company's technology offerings.

         IRBs sold by the Company (in the amount of $4,000,000) were issued by the Virginia Small Business Financing Authority. The IRBs were issued pursuant to an Indenture of Trust dated March 15,1998, between the Virginia Small Business Financing Authority and Crestar Bank, a Virginia banking association, the named Trustee. The IRBs were issued and sold to facilitate construction of the Company's facility in the Gateway Centre Development at 601 Biotech Drive in Chesterfield County, Virginia. Funds generated by the sale of the IRBs are restricted and may only be used for the construction of the Company's new facility. Construction of the new facility began in early June and was completed in late November 1998. Of the $4,000,000 issued by the Virginia Small Business Financing Authority, $404,369 remains as restricted cash on the balance sheet of the Company as of June 30, 1999. All of the Company's administrative and research operations have been consolidated into this facility and are fully operational.

YEAR 2000 PROJECT

         The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures. The Company is in the process of making its assessment of the potential impact of the Year 2000 issue. As of August 14, 1999:

       o The Company's financial institutions are in the process of addressing Year 2000 compliance issues. Approximately 85% of the financial institutions that the Company conducts transactions are Year 2000 compliant and anticipate the process to be completed by the end of the third quarter of 1999.

       o During 1998 the Company upgraded its general accounting system to a Year 2000 compliant version. During the first quarter of 1999, the Company tested the general accounting software. This software is considered to be Year 2000 compliant.

       o The Company has completed the process of updating payroll system to meet Year 2000 compliance standards.

       o The Company believes that equipment purchased by the Company during 1999 and 1998 is considered to be Year 2000 compliant.

       o The Company's instrumentation is stand alone and not networked to any other systems. The Company believes therefore that our equipment is not date sensitive and therefore will not have to be replaced or improved.

       o The Company is currently communicating with suppliers and customers to determine the extent to which they have addressed Year 2000 issues. The Company is in the process of contacting its suppliers to determine if the business operations are Year 2000 compliant. Ninety surveys have been mailed to our major suppliers to address this issue on whether they are Year 2000 compliant. As of August 2, 1999, the Company has received fifty-one responses to the survey. Out of the survey's returned, all have stated that they are Year 2000 compliant or will be in compliance by the third quarter in 1999. Follow up letters for the remaining survey will be mailed out. Twenty-four surveys have been mailed to our major customers to address this issue on whether they are Year 2000 compliant. As of August 2, 1999, the Company has received six responses to the survey. Out of the survey's returned, all have stated that they are Year 2000 compliant or will be in compliance by the third quarter in 1999. Follow up letters for the remaining survey will be mailed out.

         The Company believes that it will complete its Year 2000 program by the end of the third quarter of 1999. The Company believes that costs associated with Year 2000 compliance will not exceed $30,000,and will not have a material adverse impact on the Company's financial position.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      From April 1, 1999 through June 30, 1999, the Company spent approximately $848,975 of the net proceeds of its initial public offering as follows: (1) $202,581 on capital expenditures, (2) $154,492 for the development of the Company's new laboratory facility, (3) $94,366 on marketing, (4) $22,682 on sales, (5) $22,616 on consulting fees for HepArrest, (6) on facility/bond expenditures $ 66,690 and (7) $285,547 on production operating expenses. The remaining proceeds are invested in an interest-bearing account at a commercial bank.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 15, 1999, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

      (1) The shareholders elected Robert B. Harris, Ph.D. and Peter C. Einselen as Class II directors to serve until the Company's Annual Meeting of Shareholders in 2002 or until their successors are elected and shall have qualified. The votes were as follows:

                                                               Votes Withheld /
     Director          Votes Cast For   Votes Cast Against     Broker Non-Votes

Robert B. Harris,         986,849                                   12,600
Ph.D.
Peter C. Einselen         986,849                                   12,600

         (2) The shareholders elected George F. Allen as a Class III director to serve until the Company's Annual Meeting of Shareholders in 2001 or until his successor is elected and shall have qualified. The votes were as follows:


                                                               Votes Withheld /
    Director         Votes Cast For   Votes Cast Against       Broker Non-Votes

George F. Allen         985,545                                     14,600

    (3) The shareholders of the Company ratified the appointment of McGladrey & Pullen, LLP as independent auditors of the Company for the fiscal year ending December 31, 1999. The votes were as follows:

                                                   Votes Withheld /
    Votes Cast For        Votes Cast Against       Broker Non-Votes
      983,545                  3,700                   12,504


     The following individuals' terms as directors of the Company continued after the meeting:

       Director Name                        Class        Term Expires

Thomas R. Reynolds                            I               2001
Richard J. Freer, Ph.D.                      III              2000
Raymond H. Cypress, D.V.M., Ph.D.             I               2001



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

-----------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)      Filed herewith.


         (b)      Reports on Form 8-K.

         During the fiscal period ended June 30, 1999, the Company filed one Current Report on Form 8-K, dated May 17, 1999, announcing the appointment of Raymond H. Cypress to the Company's Board of Directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COMMONWEALTH BIOTECHNOLOGIES, INC.



                                            By:      /s/ James H. Brennan
                                               ---------------------------------
                                                     James H. Brennan
                                                     Controller

August 13,1999