Form 10QSB
period 1999-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 1999-11-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
-------
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

_____                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD FROM __________ TO _________

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

         Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         As of November 15, 1999 1,643,727 shares of common stock, no par value, of the registrant were outstanding.

     Transitional Small Business Disclosure Format (Check one) Yes:___  No: X

                                                      PART I
                                               FINANCIAL INFORMATION

Item 1.           Financial Statements.
                                        COMMONWEALTH BIOTECHNOLOGIES, INC.
                                             CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30, 1999              DECEMBER 31, 1998
                                                                   ------------------              -----------------
                                                                       (UNAUDITED)
                                                                        ----------

ASSETS

    CURRENT ASSETS
              Cash and Cash Equivalents                                   $     45,949                    $  2,091,586
              Accounts Receivable                                              523,462                         302,936
              Prepaid Expenses & Inventory                                     157,771                          76,500
                                                                         -------------                   -------------
                  Total Current Assets                                    $    727,182                    $  2,471,022
                                                                         -------------                   -------------

    PROPERTY PLANT AND EQUIPMENT, NET                                     $  7,137,734                    $  7,263,788
                                                                         -------------                   -------------

    OTHER ASSETS
              Restricted Cash                                             $    412,531                    $    402,991
              Bond Issue Cost, net                                             252,123                         260,181

              Deposits                                                           3,200                           3,200
                                                                         -------------                   -------------
                  Total Other Assets                                      $    667,854                    $    666,372
                                                                         -------------                   -------------

TOTAL ASSETS                                                              $  8,532,770                    $ 10,401,182
                                                                         -------------                   -------------

LIABILITIES AND STOCKHOLDER'S EQUITY

    CURRENT LIABILITIES
              Accounts Payable & Other Current Liabilities                $    566,380                    $    797,597

              Deferred Revenue                                                                                  67,286
              Demand Note                                                      209,680                         249,680
                                                                         -------------                   -------------
                  Total Current Liabilities                               $    776,060                    $  1,114,563
                                                                         -------------                   -------------

                  Long term Debt Bonds                                    $  4,000,000                    $  4,000,000
                                                                         -------------                   -------------


TOTAL LIABILITIES                                                         $  4,776,060                    $ 4 ,114,563
                                                                         -------------                   -------------

STOCKHOLDER'S EQUITY

              Common Stock, no par value
                10,000,000 authorized, September 30, 1999
                1,643,727, December 31, 1998 1,633,214                    $          -                    $          -
                 Additional Paid-in-Capital                                  8,901,742                       8,838,664
              Deficit                                                       (5,145,032)                     (3,552,045)
                                                                         -------------                   -------------
                  Total Stockholder's Equity                              $  3,756,710                    $  5,286,619
                                                                         -------------                   -------------

TOTAL LIABILITIES AND                                                     $  8,532,770                    $ 10,401,182
STOCKHOLDERS EQUITY                                                      -------------                   -------------

              See accompanying notes to condensed financial statements.

                                         COMMONWEALTH BIOTECHNOLOGIES, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS        THREE MONTHS         NINE MONTHS        NINE MONTHS
                                                  ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                                           1999               1998                 1999              1998
REVENUE
       Short Term Projects                           $      286,364      $      188,681       $     718,958     $     687,928
       Long Term Projects                                   509,122              97,432             928,263           384,369
       Research Grants                                       17,863             107,687             160,264           196,456
       AccuTrac                                               8,460                   -              39,260                 -
                                                     --------------      --------------      --------------     -------------
       Total Revenue                                 $      821,809      $      393,800      $    1,846,745     $   1,268,753
                                                     --------------      --------------      --------------     -------------

COST AND EXPENSES
       Cost of Services                              $      530,098      $      252,638      $    1,208,354     $     819,312
       Sales, Gen. And Admin.                               490,698             452,976           1,741,432         1,567,565
       Research and Development                              92,703             183,258             339,809           396,518
                                                     --------------      --------------      --------------     -------------
       TOTAL COST AND EXPENSES                       $    1,113,499      $      888,872      $    3,289,595     $   2,783,395
                                                     --------------      --------------      --------------     -------------

OPERATING LOSS                                       $     (291,690)     $     (495,072)     $   (1,442,850)    $  (1,514,642)
                                                     --------------      --------------      --------------     -------------

OTHER INCOME (EXPENSES)
       Interest Expense                              $      (74,543)     $      (54,513)     $     (224,960)    $    (139,080)
       Other Income                                           7,597              91,098              74,823           285,251
                                                     --------------      --------------      --------------     -------------

           Total Other Income (Expense)              $      (66,946)     $       36,585      $     (150,137)    $     146,171
                                                     --------------      --------------      --------------     -------------


NET LOSS                                             $     (358,636)     $     (458,487)     $   (1.592,987)    $  (1,368,471)
                                                     --------------      --------------      --------------     -------------



       LOSS PER SHARE, BASIC                         $       ( 0.22)     $        (0.28)     $        (0.97)    $       (0.84)
       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         1,643,727           1,621,956           1,641,068         1,621,135

       See accompanying notes to condensed financial statements.

                                        COMMONWEALTH BIOTECHNOLOGIES, INC.
                                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          NINE MONTHS ENDED

                                                                          SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                                                          ------------------           ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                       $ (1,592,987)                $ (1,368,471)
Adjustments to reconcile net loss to
  net cash  used in operating
  Activities:
Depreciation and amortization                                                       405,733                      220,086

Loss on disposal of equipment                                                             -                       11,275

Interest earned on restricted cash                                                        -                      (76,967)

Changes in:
Accounts receivable                                                                (220,526)                     (47,101)

Prepaid expenses and inventory                                                      (81,272)                     (15,000)

Restricted Cash                                                                      (9,540)                           -

Deferred revenue                                                                    (59,681)                           -

Accounts payable and accrued expenses                                              (238,823)                     (39,871)

NET CASH USED IN OPERATING ACTIVITIES                                          $ (1,797,097)                $ (1,298,353)
                                                                              -------------                 ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment                                     $   (271,618)                $   (616,387)
                                                                              -------------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                         $     63,078                 $     11,700

Bond issue costs                                                                          -                     (186,268)

Principal payments on demand note                                                   (40,000)                     (45,000)
                                                                               ------------                  -----------
NET CASH PROVIDED  BY   FINANCING ACTIVITIES                                   $     23,078                 $   (219,568)
                                                                               ------------                  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      $ (2,045,637)                $ (2,134,308)

CASH AND CASH EQUIVALENTS, BEGINNING                                           $  2,091,586                 $  6,273,765
                                                                               ------------                 ------------
CASH AND CASH EQUIVALENTS, ENDING                                              $     45,949                 $  4,139,457
                                                                               ============                 ============
SUPPLEMENTAL DISCLOSURES
CASH PAID FOR INTEREST                                                         $    216,901                 $    148,060
                                                                               ------------                 ------------


See accompanying notes to condensed financial statements.

                     Notes To Condensed Financial Statements


         (1) In the opinion of the Company, the accompanying condensed financial statements which are unaudited, except for the condensed balance sheet dated December 31, 1998 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 1999 and 1998.

         (2) The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

         (3) Earnings (loss) per share: The Company follows the guidance provided in FASB Statement No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At September 30, 1999, the Company had stock options outstanding which were anti-dilutive since the Company incurred a net loss for all periods presented.


         (4) On September 27, 1999, the Company obtained an unsecured line of credit in the amount of $400,000 from a corporation solely owned by a significant stockholder of the Company. Interest is payable monthly at a rate of 6% on the outstanding balance. This agreement expires on September 30, 2000. As of
                  September 30, 1999, there is no outstanding balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following should be read in conjunction with the unaudited Financial Statements and related Notes thereto of Commonwealth Biotechnologies, Inc. ("the Company") included herein.


OVERVIEW

         The Company's revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or who are engaged in life sciences research in government or academic labs throughout the world. Development of innovative technologies for biotechnology requires sophisticated laboratory techniques, and the Company provides these services to customers on a contract basis. The Company's customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for health care, agricultural, and other purposes.

         The Company generally derives revenue from two types of customers: those who require a discrete set of services ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("long-term projects"). More often than not, the Company's customers provide repeat business to the Company. Historically, a majority of the Company's net revenues have been earned under short-term projects. However, the Company views long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract duration as milestones are achieved.

         The Company also derives revenues from government grants that partially fund the Company's research efforts for its proprietary technologies. All government grants are expense reimbursement grants which provide for reimbursement on a monthly basis of the Company's direct costs incurred in a research project, plus indirect costs stated as a percentage of direct costs.

         In January 1999, the Company began sales of a new reagent (AccuTracTM) which facilitates the process of automated DNA sequence analysis. In this respect, the Company anticipates broadening its revenue base by direct sales of this reagent to its clients. AccuTracTM, was developed within the Company and stems directly from the Company's research and development programs.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

 Gross revenues increased by $428,009 or 107.3% from $393,800 during the third quarter of 1998 ("the 1998 Quarter") to $821,809 during the third quarter of 1999 ("the 1999 Quarter").

         Revenues realized from short-term projects increased by $97,683 or 51.8% from $188,681 during the 1998 Quarter to $286,364 during the 1999 Quarter. This is primarily due to increased sales of DNA synthesis, protein sequencing, DNA sequencing and miscellaneous services. The continuing business of new customers as well as repeat business contributed to the increase.

         LONG TERM PROJECTS
         ------------------

         Revenues realized from various long-term projects increased by $411,690 or 422.5%, from $97,432 during the 1998 Quarter to $509,122 during the 1999 Quarter. This increase is primarily due to work being done on thirteen projects, compared to nine that were in progress during the 1998 Quarter. Of the thirteen projects initiated during the quarter, one customer accounted for 59.2% of the revenue base.

         RESEARCH GRANTS
         ---------------

         The Company experienced a decrease in revenue realized from government grants in the amount of $89,824, or 83.4%, from $107,687 during the 1998 Quarter to $17,863 during the 1999 Quarter. This decrease is primarily due to completion of two of the three grants early in the 1999 Quarter.

         ACCUTRAC(TM) REVENUE
         --------------------

         The Company began sales of a new reagent (AccuTrac(TM)) which facilitates the process of automated DNA sequence analysis. Revenues during the 1999 Quarter amounted to $8,460. There were no sales during the 1998 Quarter.

COST OF SERVICES

         Cost of services consists primarily of laboratory supplies, labor, and miscellaneous indirect costs. The cost of services increased by $277,460, or 109.8%, from $252,638 during the 1998 Quarter to $530,098 during 1999 Quarter.

         DIRECT MATERIALS
         ----------------

         The costs for direct materials increased by $205,206, or 203.0%, from $101,095 during the 1998 Quarter to $306,301 during the 1999 Quarter. Increased expenditures in reagent costs were principally for a particular project that the Company completed during the 1999 Quarter.

         DIRECT LABOR
         ------------

         Labor costs increased by $56,688 or 42.9%, from $132,269 during the 1998 Quarter to $188,957 during the 1999 Quarter. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development area. This reallocation was necessary to support the additional long-term projects initiated by the Company during the 1999 Quarter.

         OTHER COSTS
         -----------

         Other costs increased by $18,643 or 115.1%, from $16,167 during the 1998 Quarter to $34,840 during the 1999 Quarter. This increase is primarily due to increase costs in lab equipment repair.

SELLING, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, depreciation, office expenditures and other costs. Total SGA costs increased by $37,722, or 8.3%, from $452,976 during the 1998 Quarter to $490,698 during 1999 Quarter.

         COMPENSATION AND BENEFITS
         -------------------------

          Total Compensation and Benefits decreased by $8,807 or 5.5% from $158,857 during the 1998 Quarter to $150,050 during the 1999 Quarter. This reduction is due to reassigning a portion of management salaries allocated to direct labor.

         FACILITY EXPENSES
         -----------------

         Facility expenses decreased by $26,002 or 39.4%, from $65,991 during the 1998 Quarter to $39,989 during the 1999 Quarter. This decrease is primarily due to the elimination of rental costs for space leased during the 1998 Quarter.

         PROFESSIONAL SERVICES
         ---------------------

         Professional fees increased by $18,324 or 122.1%, from $15,011 during the 1998 Quarter to $33,335 during the 1999 Quarter. This increase is primarily due to the change in professional insurance to more accurately cover the contents of the facility. In addition, costs associated with compiling and publishing the Company's annual report are also included.

         TAXES AND LICENSES
         ------------------

         Taxes and licenses increased by $12,440 or 155.0%, from $8,023 during the 1998 Quarter to $20,463 during the 1999 Quarter. This increase is primarily due to a increase in personal property taxes paid to the new jurisdiction in which the facility is located. In addition, initial expenditures for real estate taxes associated with the new facility were realized during the 1999 Quarter.

         DEPRECIATION EXPENSE
         --------------------

         Depreciation increased by $60,346 or 80.5% from $74,964 during the 1998 Quarter to $135,310 during the 1999 Quarter. Increased depreciation costs are attributable to the purchase of additional laboratory equipment consistent with expanding the Company's technology base. In addition, depreciation includes costs for the new corporate facility in which the Company began full operations in December 1998. There were no depreciation costs in the 1998 Quarter for any facility costs by the Company.

         MARKETING
         ---------

         Marketing costs decreased by $17,008 or 30.0% from $56,753 during the 1998 Quarter to $39,745 during the 1999 Quarter. Reduction in the use of non-Company professional media relations work and the elimination of attendance at several trade show costs contributed to the decline in expenditures.

         In September, 1998, the Company entered into a contract with the Mattson Jack Group to perform a global market assessment of the Company's potential human therapeutic, HepArrest(TM). Total costs during the 1999 Quarter of the Mattson Jack Group contract amounted to $2,450.

RESEARCH AND DEVELOPMENT

         Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished in the Company by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants and funded from working capital. Total expenditures for these two categories decreased by $90,554, or 49.4%, from $183,258 during the 1998 Quarter to $92,703 during the 1999 Quarter.

         GRANT RELATED RESEARCH ACTIVITIES
         ---------------------------------

         Expenditures to perform grant-related research activities decreased by $43,993 or 83.1%, from $52,913 during the 1998 Quarter to $8,920 during the 1999
Quarter. This decrease in costs is primarily due to two of the three grants being completed early in the quarter.

         IN-HOUSE RESEARCH ACTIVITIES
         ----------------------------

         Expenditures made by the Company for in-house research activities decreased by $44,932 or 49.6%, from $90,662 during the 1998 Quarter to $45,730 during the 1999 Quarter. This decrease is primarily due to the reallocating of salaries from research and development to direct labor.

OTHER INCOME AND EXPENSES

         Interest income decreased by $83,501 or 91.7% from $91,098 during the 1998 Quarter to $7,597 during the 1999 Quarter. Funds derived during the 1999 Quarter represent interest earned from cash on hand. Interest income derived during the 1998 Quarter resulted from investing the unused portion of the funds realized by the Company from the private placement of convertible notes in June 1997, and initial public offering of common stock in October 1997. IPO interest income is also derived from investing the unused portion of the funds-realized by the Company from the sale (March 1998) of industrial revenue bonds (IRBs) for construction of the Company's new laboratory facility.

         Interest costs increased by $20,029 or 36.7% from $54,513 during the 1998 Quarter to $74,543 during the 1999 Quarter. These costs incurred by the Company included (1) interest paid to financial institutions as loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

 Gross revenues increased by $577,992 or 45.6% from $1,268,753 during the 1998 Period ("the 1998 Period") to $1,846,745 during the 1999 Period. ("the 1999 Period").

          SHORT TERM PROJECTS
          -------------------

         Revenues realized from short-term projects increased by $31,030 or 4.5% from $687,928 during the 1998 Period to $718,958 during the 1999 Period. Revenues realized from peptide synthesis increased by $33,435 or 22.0% from $152,211 during the 1998 Period to $185,646 during the 1999 Period. Revenues attributable to protein sequencing increased by $38,971 or 44.5%, from $87,645 during the 1998 Period to $126,616 during the 1999 Period. Revenues derived from peptide synthesis and protein sequencing increased primarily due to new customers placing orders with the Company. Revenues from two new core technologies, genetic analysis and molecular biology, reported revenues during the 1999 Period of $8,550 and $20,565 respectfully. Revenues from DNA sequencing decreased by $121,596 or 39.9% from $304,406 during the 1998 Period to $182,810 during the 1999 Period. This decrease is primarily due to a change in the marketplace wherein most DNA sequence activities are becoming associated with long-term projects. DNA and RNA synthesis increased by $23,357 or 54.4% from $42,906 during the 1998 Period to $66,263 during the 1999 Period. This increase is primarily due to new customers placing orders with the Company.

         LONG TERM PROJECTS
         ------------------

   Revenues realized from various long-term projects increased by $543,894 or 141.5%, from $384,369 during the 1998 period to $928,263 during the 1999 Period. This increase is primarily due to work being done on twenty-six individual projects during the 1999 Period compared to only eleven projects in the progress during the 1998 Period. Of the twenty-six projects initiated during the 1999 Period, one customer accounted for 41.4% of the revenue base. The Company's management continues to take an active role in negotiating new contracts. However, management is unable to say with certainty when or whether any additional long-term contracts will be awarded.

         RESEARCH GRANTS
         ---------------

   The Company experienced a decrease in revenue realized from government grants in the amount of $36,192, or 18.4%, from $196,456 during the 1998 Period to $160,264 during the 1999 Period. This decrease is primarily due to the completion of two of the three grants. Those grants were the Phase II Small Business Technology Research grant (SBTR) from the National Institutes of Health
(NIH) and a Phase I SBIR award from the NIH for development of Rapid Assay Methods for the Detection of Botulism. The remaining grant, a ($200,000) Phase II Small Business Innovative Research Award (SBIR) from the United States Department of Agriculture (USDA) for development of a Diagnostic for Equine Infectious Anemia Infection is about to begin its second year. Remaining funds left total $100,000. The Company anticipates completion of the project by August 2000.

         ACCUTRAC(TM) REVENUE
         --------------------

         The Company began sales of a new reagent (AccuTrac(TM)) which facilitates the process of automated DNA sequence analysis. Revenues during the 1999 Period amounted to $39,260. There were no sales during the 1998 Period.

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

COST OF SERVICES

         Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $389,042 or 47.5%, from $819,312 during the 1998 Period to $1,208,354 during 1999 Period. The cost of services as a percentage of revenue was 64.5% and 65.4% during 1998 and 1999, respectively.

         DIRECT MATERIALS
         ----------------

         The cost for direct materials increased by $218,645, or 58.9%, from $371,011 during the 1998 Period to $589,656 during the 1999 Period. This increase is primarily due to work being done on twenty-six individual projects during the 1999 Period compared to only eleven projects in progress during the 1998 Period. Of the twenty-six projects initiated during the period, one customer accounted for 21.6% of the material costs during the 1999 Period.

         DIRECT LABOR
         ------------

         Labor costs increased by $158,328, or 41.5%, from $381,617 during the 1998 Period to $539,945 during the 1999 Period. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development area. This reallocation is necessary to support the additional long-term projects initiated by the Company during the 1999 Period. During the 1999 Period only one employee has been added in Direct Labor.

SELLING, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $173,865, or 11.1%, from $1,567,567 during the 1998 Period to $1,741,432 during 1999 Period. As a percentage of revenue, these costs were 123.5% and 94.3% during 1998 and 1999, respectively.

         COMPENSATION AND BENEFITS
         -------------------------

          Total compensation and benefits decreased by $111,847 or 18.1% from $617,552 during the 1998 Period to $505,705 during the 1999 Period. This decrease is primarily attributable to the resignation of one of the Company's executive officers that has opted to return to his former professional position. Additional reductions are due to reassigning a portion of management salaries allocated to direct labor.

         FACILITY COSTS
         --------------

         Costs for facilities decreased by $12,018, or 7.3%, from $164,002 during the 1998 Period to $151,984 during the 1999 Period. The costs for leasing laboratory space for its operations decreased by $118,712 or 92.4% from $128,379 during the 1998 Period to $9,667 during the 1999 Period. This decrease is primarily due to the relocation of the Company to its new corporate headquarters. However, additional costs associated with the relocation and new to the Company include electricity ($80,318), gas utility bills ($12,090), water usage ($2,511), janitorial services ($7,085) and landscaping ($6,383). In the 1998 Period, these costs were included in our monthly lease payment. Telephone use increased by $8,544 due to a one-time charge for software on the implementation of the new telephone system.

         PROFESSIONAL SERVICES
         ---------------------

         Professional services include professional fees, consulting, dues and subscriptions and taxes and licenses. Professional services increased by $29,190 or 19.5%, from $149,444 during the 1998 Period to $178,634 to the 1999 Period. Consulting fees increased due management fees paid for the successful hiring of a sales representative on the west coast of the United States.

         TAXES AND LICENSES
         ------------------

         Taxes and licenses increased by $34,917 or 128.9%, from $27,097 during the 1998 Period to $62,014 to the 1999 Period. This increase is primarily due to a increase in personal property taxes paid to the new jurisdiction in which the facility is located. In addition, initial expenditures for real estate taxes associated with the new facility were realized during the 1999 Period.

         DEPRECIATION EXPENSE
         --------------------

         Depreciation increased by $182,587 or 84.9% from $215,064 during the 1998 Period to $397,652 during the 1999 Period. Increased depreciation costs are attributable to the purchase of additional laboratory equipment consistent with expanding the Company's technology base. In addition depreciation costs include the new corporate facility which began full operations in December 1998. There were no depreciation costs in the 1998 Period for any facility costs associated by the Company.

         MARKETING
         ---------

         Marketing costs increased by $46,043 or 24.2%, from $190,114 during the 1998 Period to $236,157 during the 1999 Period. Salaries and fringe benefits, expenditures for a new brochure, additional advertising in the professional journals, implementation of an advertising campaign for AccuTrac(TM), contract costs with a media relations firm, travel, and trade show expenditures contributed to these increased costs.

         In September, 1998, the Company entered into a contract with the Mattson Jack Group to perform a global market assessment of the Company's potential human therapeutic, HepArrest(TM). Total costs during the 1999 Period of the Mattson Jack Group contract amounted to $34,061.

         SELLING
         -------

         Expenditures during the 1999 Period increased by $7,462 or 14.0%, from $53,353 during the 1998 Period to $60,815 during the 1999 Period. Costs associated with selling include personnel, travel, and office expenses.

RESEARCH AND DEVELOPMENT

         Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished in the Company by work performed in support of government grant-sponsored programs, and those performed in the absence of such grants and funded from working capital. Total expenditures for these two categories decreased by $56,709, or 14.3%, from $396,518 during the 1998 Period to $339,809 during the 1999 Period. Total grant-related research and in-house research as a percentage of revenue were 31.2% and 18.4% during 1998 and 1999, respectively.

         GRANT RELATED RESEARCH ACTIVITIES
         ---------------------------------

         Expenditures to perform grant-related research activities increased by $17,685 or 11.3%, from $155,970 during the 1998 Period to $173,655 during the
1999 Period. Increase costs are primarily due to the completion of two grants and the continuation of work on remaining grants. All costs associated with grant related research activities are reimbursed to the Company on a periodic basis.

         Grants completed during the 1999 Period included, a Phase II Small Business Technology Research grant (SBTR) grant from the National Institutes of Health (NIH). Expenses incurred through the 1999 Period amounted to $82,356, and a Phase I SBIR award from the NIH for development of Rapid Assay Methods for the Detection of Botulism. Expenditures incurred through the 1999 Period amounted to $32,455. The remaining grant, a ($200,000) Phase II Small Business Innovative Research Award (SBIR) from the United States Department of Agriculture (USDA), is for the development of a Diagnostic for Equine Infectious Anemia Infection. Expenses incurred through the 1999 Period amounted to $58,750. The Company anticipates completion of the project by August 2000.

         IN-HOUSE RESEARCH ACTIVITIES
         ----------------------------

         Expenditures made by the Company for in-house research activities decreased by $74,395 or 30.9%, from $240,548 during the 1998 Period to $166,153 during the 1999 Period. This decrease is primarily due to the reallocating of salaries from research and development to direct labor. This reallocation was necessary to support the additional long-term projects initiated by the Company. However, the Company continues to be actively engaged in establishing fundamental methods for genetic testing for agricultural and human applications, in developing methods of genome sequence analysis, and in pursuing fundamental research related to potential uses of HepArrest in drug formulation. In addition the Company is continuing its in-house research and development efforts with AccuTrac(TM).

OTHER INCOME AND EXPENSES

         Interest income (in total) to the Company decreased by $210,428, or 73.8% from $285,251 during the 1998 Period to $74,823 during the 1999 Period.

         Interest income to the Company derived during the 1998 Period resulted from investing the unused portion of the funds realized by the Company from the private placement of convertible notes in June 1997. These funds decreased by $175,031, or 84.9% from $206,063 during the 1998 Period to $31,032 during the
1999 Period.

         Interest income to the Company was also derived during the 1998 Period from investing the unused portion of the funds-realized by the Company from the sale (March 1998) of industrial revenue bonds (IRBs) for construction of the Company's new facility. These funds decreased by $64,149 or 81.0% from $79,188 during the 1998 Period to $15,039 during the 1999 Period.

         Other income of $28,750 represents funds for training assistance awarded by the Virginia Business Assistance Program (Workforce Services) for new employees of the Company. This program enables the Company to implement training both from an orientation as well as safety program for all new employees who have been with the Company for at least ninety days.

         Interest costs incurred by the Company during the 1999 and 1998 Periods included (1) interest paid to financial institutions as loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Total interest expense and amortization increased by $83,577 or 61.7% from $139,079 during the 1998 Period to $224,959 during the 1999 Period. This increase is primarily due the payment of nine months interest for the Company's IRBs during the 1999 Period as compared to six months and fifteen days during the 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Consistent with the Company's implementation of its growth strategy, 1999 showed a net operating cash outflow in the amount of $1,797,097, as compared to an outflow of $1,298,353 in 1998. The decrease in both years is due to the continuation of substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. These cost outlays were made possible by capital realized from the Company's private placement of convertible notes and initial public offering of public stock. As of September 30, 1999, all proceeds from the initial public offering have been expended.

     The Company is now working on funds generated solely by revenues earned. The Company continues to search for long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. During the 1999 Quarter, the Company was awarded a five year subcontract with the Illinois Institute of Technology Research Institute (IITRI) valued at more than $6.5 million. The Company currently has additional 20 pending contracts with an estimated dollar value of $8.7 million out for bid with various clients.

         Net working capital as of September 30, 1999 and December 31, 1998 was $(48,878) and $1,356,459 respectively. This decrease is a direct result of capital expenditures on new scientific instrumentation, computers, and furniture and fixtures, costs associated with the new facility, implementation of marketing and selling divisions within the Company, and costs associated with additional staffing and direct materials necessary to expand the Company's technology offerings.

         IRBs sold by the Company (in the amount of $4.0 million) were issued by the Virginia Small Business Financing Authority. The IRBs were issued pursuant to an Indenture of Trust dated March 15,1998, between the Virginia Small Business Financing Authority and Crestar Bank, a Virginia banking association, the named Trustee. The IRBs were issued and sold to facilitate construction of the Company's facility in the Gateway Centre Development at 601 Biotech Drive in Chesterfield County, Virginia. Funds generated by the sale of the IRBs are restricted and may only be used for the construction of the Company's new facility. Construction of the new facility began in early June and was completed in late November 1998. Of the $4,000,000 issued by the Virginia Small Business Financing Authority, $412,531 remains as restricted cash on the balance sheet of the Company as of September 30, 1999. All of the Company's administrative and research operations have been consolidated into this facility and are fully operational.

YEAR 2000 PROJECT

         The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than 2000 could result in errors or system failures. The Company is in the process of making its assessment of the potential impact of the Year 2000 issue. As of November 14, 1999:

       o The Company's financial institutions have of addressed Year 2000 compliance issues. All financial institutions that the Company conducts transactions with are Year 2000 compliant.

       o The Company upgraded its general accounting system to a Year 2000 compliant version. During the first quarter of 1999, the Company tested the general accounting software. This software is considered to be Year 2000 compliant.


       o The Company has completed the process of updating payroll system to meet Year 2000 compliance standards.

       o The Company believes that equipment purchased by the Company during 1999 and 1998 is considered to be Year 2000 compliant.

       o The Company's instrumentation is stand-alone and not networked to any other systems. The Company believes therefore that its equipment is not sensitive to dating and therefore will not have to be replaced or improved.

       o The Company is currently communicating with suppliers and customers to determine the extent to which they have addressed Year 2000 issues. The Company is in the process of contacting its suppliers to determine if the business operations are Year 2000 compliant. Ninety surveys have been mailed to our major suppliers to address this issue on whether they are Year 2000 compliant. As of November 14, the Company has received sixty-five responses to the survey. Out of the survey's returned, all have stated that they are Year 2000 compliant or will be in compliance by the middle of the fourth quarter in 1999. Follow up letters for the remaining surveys continue to be mailed out to the remaining suppliers. Twenty-four surveys have been mailed to our major customers to address this issue on whether they are Year 2000 compliant. As of November 14, 1999, the Company has received twelve responses to the survey.
            Out of the survey's returned, all have stated that they are Year 2000 compliant or will be in compliance by the middle of the fourth quarter in 1999. Follow up letters for the remaining surveys continue to be mailed out to the remaining customers.

       o    The Company believes that it is Year 2000 compliant.

FORWARD LOOKING STATEMENTS

         Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements that are not historical in nature, including the words "anticipated", "estimate", "should", "expect", "believe", "intend", and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         From July 1, 1999 through September 30, 1999, the Company spent approximately $349,925 of the net proceeds of its initial public offering as follows: (1) $128,937 on capital expenditures, (2) $11,646 for the development of the Company's new laboratory facility, (3) $37,246 on marketing, (4) $22,674 on sales, (5) $2,499 on consulting fees for HepArrest, (6) on facility/bond expenditures $ 66,690 and (7) $80,233 on production operating expenses. As of September 30, 1999, all proceeds from the initial public offering have been utilized.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits.

            EXHIBIT NUMBER              DESCRIPTION OF EXHIBIT

                 3.1         Amended and Restated Articles of Incorporation (1)
                 3.2         Amended and Restated Bylaws (1)
                 4.1         Form of Common Stock Certificate (1)
                 4.2         Form of Underwriter's Warrant, as amended (1)
                 4.3         Form of Management Warrant, as amended (1)
                 4.4 Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
                 10.1        Placement Agreement by and between the Company and
                             Anderson & Strudwick, Incorporated (1)
                 10.2        Warrant Agreement between the Company and Anderson
                             & Strudwick, Incorporated (1)
                 10.3        Warrant Agreement between the Company and
                             Richard J. Freer, as amended (1)
                 10.4        Warrant Agreement between the Company and Thomas R.
                             Reynolds, as amended (1)
                 10.5 Warrant Agreement between the Company and Robert B Harris, as amended (1)
                 10.6        Employment Agreement for Richard J. Freer (1)
                 10.7        Employment Agreement for Thomas R. Reynolds (1)
                 10.8        Employment Agreement for Robert B. Harris (1)
                 10.9        Executive Severance Agreement for
                             Richard J. Freer (1)
                 10.10       Executive Severance Agreement for
                             Thomas R. Reynolds (1)
                 10.11       Executive Severance Agreement for
                             Robert B. Harris (1)
                 10.12       1997 Stock Incentive Plan, as amended (1)
                 10.13       Form of Incentive Stock Option Agreement (1)
                 10.14 Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
                 27.1        Financial Data Schedule (3)

-------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No.333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)      Filed herewith.


         (b)      Reports on Form 8-K.

         During the fiscal period ended September 30, 1999, the Company did not file any Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMMONWEALTH BIOTECHNOLOGIES, INC.



                                       By: /s/ James H. Brennan
                                          -----------------------
                                          James H. Brennan
                                          Controller

November 15, 1999