Form 10KSB
period 1999-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2000-03-30
CIK 1042418

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

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

Securities registered pursuant to          Securities registered pursuant to
   Section 12(b) of the Act:                  Section 12(g) of the Act:
            None                       Common Stock, without par value per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                   -

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

          The issuer's revenues for the year ended December 31, 1999 were $2,565,132.

          The aggregate market value of the shares of common stock, without par value ("Common Stock"), of the registrant held by non-affiliates on March 24, 2000 was approximately $13,743,445, based upon the closing sales price of these shares of $12.875 per share, as reported on the Nasdaq SmallCap Market on March 24, 2000. As of March 24, 2000 there were 1,728,164 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on April 27, 2000 are incorporated by reference into Part III of this Form 10-KSB.

         Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one:) Yes ___
No  X.
    -

                                    PART I
                                    ------

Item 1.      Description of Business
             -----------------------

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

         The Company provides these services to customers on a contract basis and derives its revenues from these services, and not only from sales of commercial products resulting from the research. This arrangement distinguishes the Company from many other biotechnology companies in that the Company's revenues are not solely derived from successful commercialization of a new biotechnology product. The Company has developed a strong reputation as a leading provider of biotechnology research and development analytical services. The Company is focusing its expansion efforts on the maintenance and expansion of long term relationships with customers in the biotechnology industry and in establishing new customer relationships. The Company has implemented new technologies to provide new services to its customers, and is continuing to develop new products and services to meet the changing needs of its customers.

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

         In January, 1999, the Company began sales of a new reagent (AccuTrac/TM/) which facilitates the process of automated DNA sequence analysis. In this respect, the Company hopes to broaden its revenue base by direct sales of this reagent to its clients. AccuTrac was developed within the Company and stems directly from the Company's in-house research and development programs.

Growth Strategy

         The Company's strategy for growth includes:

         Expansion of its Analytical Instrumentation Capacity.   The Company
         ----------------------------------------------------
         believes there is significant demand for additional services of the type the Company currently offers. The Company's capacity to service this demand has been constrained by the limitations of its facilities and need to make significant capital expenditures on equipment. Having secured a significantly larger laboratory facility and additional research equipment, the Company has the capacity to generate substantially greater revenues from its core services, to offer new technologies, and to improve profit margins through more efficient operations.

         Expansion of its Marketing Capabilities.  The Company has expanded its
         ---------------------------------------
         customer base primarily through placement of print ads in several periodicals and industry sourcebooks, by attendance at a limited number of trade shows, seminars and meetings, through its own Web site, and by word-of-mouth recommendations. The Company has decreased its print-ad marketing but has worked its emphasis on Internet marketing. In March, 1999, the Company hired an Account Executive for the Western Region who serves clients in California. This individual is primarily targeting biotechnology companies on the west coast of the United States. The Company has engaged the services of Ballas and Partners, Richmond, VA, a media relations firm, to assist the Company in design and implementation of new marketing strategies, to enhance the Company's visibility, and to aide the Company in identifying and reaching new customers.

         Regulatory Compliance.   The Company is registered under the Clinical
         ---------------------
         Laboratories Improvement Act (CLIA), with pending accreditation by the American Association of Blood Banks. Registration under the CLIA guidelines enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers.

         The Company was accredited in 1998 under the guidelines of the National Forensic Science Technology Center, (NFSTC), to perform DNA identity testing for submission of data into the Combined DNA Index System (CODIS) data base, and is one of only a few commercial facilities nationwide accredited by the NFSTC to perform criminal (felony) DNA database testing for submission into the FBI CODIS database. All of the Company's operations fall under GLP Good Laboratory Practices.

         Expansion into New Service Technologies. The Company continues to
         ---------------------------------------
         critically examine new technologies with a view towards expanding its customer base and sources of revenue. Already, the Company has made inroads in establishing new service technologies and in offering these services to its customers. In 2000, the Company expects to continue to increase its capacity or improve its analytical service offerings in the following areas:

                  DNA sequence analysis. The Company has positioned itself to be at the forefront in the development and application of new genome based technologies. The Company has expanded its contract DNA sequencing services and offers sophisticated sequence data analysis.

                  Genetic Analysis. The Company has established a Genetic Testing Group and has begun testing of human samples for the presence of genetic markers of known human pathologies. Currently, the Company performs upwards of 25 private paternity cases per month, and expects to grow this revenue stream significantly. The Company has placed a major marketing focus on attracting new private paternity cases. This includes saturation marketing in the yellow page listings of neighboring metropolitan areas and increased exposure on the Internet, including a separate "paternity" Web site. The Company has printed paternity brochures and has distributed them to regional practice law firms. The Company has signed two different agreements to perform paternity tests for private cases from Japan and Korea.

                  The Company is also ready to begin analysis of samples for the presence of many other marker genes. The Company will continue to focus new marketing efforts on its capabilities in this area, and is striving to make Genetic Analysis a larger revenue producing technology for the Company.

                  Identity Testing and Paternity Testing by Genetic Analysis. In its new facility, the Company has established a DNA Reference Laboratory containing all the necessary work areas required to provide genetic identity and paternity testing. The Company is offering paternity testing and DNA fingerprinting to the general public and to various state and federal agencies, and already has submitted bids for performing DNA fingerprint analysis for the Departments of Criminal Justice of different states.

                  In February, 1999, the Company hired a new Director of Human Genetics and Genetic Analysis. This scientist has many years experience in growing genetic analysis and paternity testing as a revenue source for his former employer, and the Company expects that his presence will bring immediate visibility to the Company in these important areas.

                  Molecular Biology. While not truly a new technology at the Company, management has made a concerted effort to identify clients that contract with the Company to pursue comprehensive molecular biology projects.

                  Genomics. The Company recognized early that genomics was to become a critical component of understanding all life processes. The Company established a sophisticated genomics program over the course of last year. The Company has expanded its repertoire of genome analysis capabilities and is now offering Taqman/TM/ real time PCR analysis for genome studies. In addition to this new technology platform, the Molecular Biology group at the Company has perfected new cloning methods which speed up the process of genome sequence determination. The Company's TaqmanTM capabilities will soon be highlighted on its Web site.

                  Centralized Computer Facilities. The Company has acquired a more centralized server for databasing and analysis, and has established a sophisticated company-wide intranet in its new facility. New software packages have been installed to upgrade its accounting capabilities, and to permit more efficient data handling, storage, backup, and analysis and data.

                  Expanded DNA Synthesis Services. The Company provides "protein nucleic acids" (PNAs) to numerous clients under a broad licensing agreement with Perseptive Biosystems, Inc., Framingham, MA. In addition, demand for DNA/RNA synthesis continues to increase, and in particular, the Company is one of the few offering commercial RNA synthesis.

                  Expanded Cell Culture and Bacterial Culture Services. The Company has established a state-of-the-art cell culture facility in its new facility and offers large-scale cell culture services to its clients.

                  Expanded Mass Spectral Analysis Services. The Company has installed and now operates a MALDI-TOF mass spectrometer and can offer mass spectral analysis of virtually all macromolecules, including proteins, peptides, DNA, RNA, and PNAs. MALDI-TOF analysis complements electrospray (ES) mass spec and HPLC-ES-mass spec analyses also offered by the Company.

                  Bio Organic Chemistry. In the last year, the Company contracted to perform complex chemical synthesis of analogs of natural products. These compounds are being viewed as potential human pharmaceuticals. Chemical synthesis represents a new growth area for the Company and, as demand warrants, its staff will increase in this area.

Analytical Support Services

         In order to analyze and experiment with cell components and macromolecules, researchers need to analyze, sequence, purify, synthesize, and characterize those components. Thus, the Company's business is dependent upon the use of sophisticated, analytical equipment. In light of increasing cost pressures, many companies, universities, and research institutions seek to avoid incurring the costs to equip and staff laboratories that can perform these analytical services. Instead, they choose to contract with the Company for these services.

         The Company is a fee-for-service contractor and typically takes no ownership position in the intellectual property rights resulting from services it performs under contract, either short-term or long-term contract customers. A key to the growth of the Company has been to integrate a number of foundation technologies and provide a broad range of capabilities to customers who otherwise must go to several different sources for their needs. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides.

         Providing a wide range of services is an important element of the Company's competitive strategy. Virtually all of its closest competitors provide either DNA level technologies or protein/peptide level technologies. There are few major competitors that offer integrated DNA/RNA and protein/peptide technologies and none that offer these technologies combined with sophisticated biophysical analytical techniques, such as calorimetry, spectroscopy, and mass spectral analysis. Thus, the Company can provide complete research programs to its customers. "One stop biotechnology shopping" has proved attractive in securing long-term contracts with customers ranging from major pharmaceutical industry researchers to major government sponsors of research, such as the National Institutes of Health. The Company believes it has earned a reputation as a leading provider of high quality DNA sequencing - a reputation which has enabled it to obtain key contracts with universities, major pharmaceutical, and biotechnology companies throughout the world.

         The services offered by the Company are fully detailed in its promotional brochures, and on its Web site. A one page promotional brochure has been compiled and is sent to all potential customers. The Company has instituted "fax-on-demand" for customers who seek technology descriptions and pricing information.

Customers

         The Company's customers are private companies, academic institutions and government agencies throughout the world. Virtually all clients are engaged in life sciences research, and use the Company's technologies to provide data and results that support their individual research programs. As of December 1999, the Company's client lists exceeded 1,000 customers world-wide.

         On average, in 1999, the Company added nearly 25 new customers per month. The Company initiated nearly 90 work orders per month. Of its domestic customers, 60% are private companies, and 40% are university or governmental labs. The Company added 58 new foreign clients in 1999, from such places as Argentina, Australia, Canada, China, Columbia, Denmark, Germany, Greece, Hong Kong, India, Israel, Italy, Japan, Korea, Mexico, Malaysia, Norway, Spain, Sweden, Switzerland, the United Kingdom, and Uruguay.

         The Company's customers are derived from many sources. The Company advertises in the professional journals, exhibits at trade shows, and has its own Web site from which a potential customers may directly download order forms and place an order, if desired. The Company recieves about 200 inquires per month for its services from the Internet. The Company is also cross-listed on several biotechnology, biochemistry, and molecular biology search services, so that potential customers may find the Company using simple key word search terms. In addition, favorable word-of-mouth advertising is key to the Company's success, and has brought the Company many new investigators within a single research based institution.

         CBI is committed to identifying long-term contractual clients. The Company views long-term projects as the more important source of revenue, and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract duration as milestones are achieved.

Operations

         Requests for quotes from potential customers are received via phone, e-mail, from the Company's Web site, or by hard copy directed to the Company's business coordinator or laboratory manager. All inquiries are answered by direct mailing of the Company's brochure and price lists, with follow up phone calls, where appropriate. Price quotes for small projects on routine analytical procedures are generated by scientists that possess the expertise necessary to respond. Quotes for more complex projects are developed collaboratively by the Company personnel having the requisite expertise. Most quotations are sent back to the inquiring scientist within one working day.

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

         As a long-term project is completed, progress reports are usually sent to the customer detailing the results found to date, and the conclusions to be drawn. If the project is relatively straightforward, such as an amino acid analysis, spectroscopy, or DNA sequence analysis, the results are faxed or e-mailed to the customer prior to sending the customer the hard copy of the results. If the project involves a synthesis of a peptide or oligonucleotide, for example, the product is sent to the customer by express mail service. Every product is accompanied by a data sheet that details the physicochemical properties of the compound, including the results of all analytical tests performed which support the claimed purity and composition. The customer is invoiced upon completion of the work, or at particular points in the work program. The customer pays for the analytical services provided in accordance with the Company's standard fee structure and typically retains all rights to any intellectual property resulting from the analysis.

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

Proprietary Research and Development.

         The Company generally does not retain intellectual property rights on work done for its customers. In contrast, in its proprietary research and development programs, the Company is developing its own technologies, the intellectual property rights to which the Company will own. Usually, the goal of these research efforts is to bring a particular technology to a patentable stage and then license the technology to another company. If the technology is commercialized, the Company may realize licensing and/or royalty fees. However, in some instances, the Company is both the manufacturer and distributor of its own products.

Intellectual Property

HepArrest/TM/
------------

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

         The compound has been trademarked as HepArrest/TM/. The Company commissioned an independent consulting firm, the Mattson Jack Group, Mendon, NY, to assess the market potential of HepArrest, if the compound were to receive approval from the Food and Drug Administration as a human pharmaceutical. Mattson Jack determined that there may be a substantial market for a safe and effective drug with a proven clinical profile of HepArrest.

         The Company's strategy will be to license this technology to a corporate partner(s) who are well positioned to take HepArrest through all the laboratory and clinical trials necessary to commercialize the compound. In exchange, the Company expects a licencing fee and subsequent royalties against sales. To this end, Mattson Jack Group has compiled a qualified list of potential licensing partners whose own corporate strengths match the needs of the Company.

         To yield a commercial product, HepArrest will require extensive additional testing and government approval. As a result, there can be no assurance that commercial products will result from these technologies, all of which should be considered highly speculative.

A reagent to aid automated DNA sequence analysis, AccuTrac/TM/
--------------------------------------------------------------

         The Company developed a novel laboratory reagent that markedly improves the accuracy and reliability of automated DNA sequence analysis protocols. Such protocols are in use world-wide, and the Company believes that its reagent will be adopted for use by many of the facilities that currently perform DNA sequence analysis. The Company filed for US patent protection for its reagent, termed AccuTrac/TM/. The Company announced the implementation of AccuTrac at the Institute for Genome Research meeting in January 1999, and presented additional products based on AccuTrac at the Human Genome meeting, March 1999. The Company is aggressively marketing AccuTrac over the Internet and with print ads in the professional journals.

Other Technologies

         The Company is actively pursuing development of an immunoassay for equine infections anemia. All equids are at risk for equine infectious anemia
(EIA). All animals must be tested for the virus, and any animal found positive must be destroyed. Current tests for the presence of the virus are subject to false positive (and false negative) results. False positive results are unacceptable because valuable animals (for instance, race horses), may be put-down. False negative results are potentially devastating because infected animals could then move freely amongst equine populations. The work is funded by SBIR awards from the USDA totaling $250,000. The Company has developed a novel test which should effectively eliminate false positive and false negative reactions, and at the same time, afford a greater level of testing sensitivity. The Company is pursuing field trials of this test, and expects to gain USDA approval for its use. The Company hopes to enter into negotiations with a corporate partner interested in commercializing this diagnostic assay.

         The Company is researching alternative applications of HepArrest/TM/, outside the area of cardiovascular surgery. As work progresses, the Company will seek patent protection for such applications.

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

Marketing

         The Company has expanded its customer base primarily through word-of-mouth referrals and attendance at a limited number of trade shows, seminars and meetings. Because of its ability to offer a wide range of biotechnology research services, the Company believes that it enjoys a favorable reputation among its customers, and many new customers come to the Company by word-of-mouth recommendation. The Company has constructed its own Web site (www.cbi-biotech.com) and is listed with several bio-technical and biomedical oriented sites on the Internet.

Human Resources

         The Company currently has 33 full time employees, including 8 employees in administration, marketing, sales, and customer relations, 1 computer network specialist, 11 employees in research and development, and 24 employees in laboratory operations; some employees in research and development also participate in laboratory operations. Ten of the Company's employees hold doctorate degrees, and 7 have Master's degrees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

Competition

         The Company faces several types of competition. The Company believes there are between 12 and 15 companies concentrating on peptide synthesis and about 20 other companies offering DNA related services in the United States. Very few companies offer both DNA/RNA and protein/peptide analysis. Other competition comes from divisions of larger research oriented companies or university core facilities. The principal competitive factors in the Company's industry are pricing, expertise, and range of services offered, and the Company believes that it competes effectively on all of these factors.

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

         The commercialization of the Company's proprietary technologies will be subject to extensive government regulation and approval requirements, including the need for pre-clinical laboratory and animal tests and human clinical trials. The Company does not have, and does not anticipate developing, the facilities and expertise necessary to obtain FDA approval for or to manufacture any pharmaceutical products that may result from its technologies. Instead, the Company expects to license these technologies to third parties having the necessary facilities and expertise, which would assume responsibility for and control of regulatory matters.

Item 2.  Description of Property
         -----------------------

Facilities

         Construction of the Company's new facility was completed in November, 1998 at an overall cost of about $5.1 million dollars financed primarily through the Virginia Small Business Financing Authority which issued $4,000,000 in tax exempt Industrial Revenue Bonds for the benefit of the Company. The Company's new facility encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space which was purposefully left undeveloped to accommodate new technologies as they develop.

Item 3.  Legal Proceedings
         -----------------

         The Company is not presently involved in any litigation, nor, to the knowledge of the Company's management, is any litigation threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II
                                    -------

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "CBTE." The following table sets forth the high and low sales prices for the Company's common stock for the indicated periods during 1998 and 1999, as reported on the Nasdaq SmallCap Market. The Company completed its initial public offering in October 1997 at a price of $6.00 per share. On March 24, 2000, the closing price of the Company's common stock, as reported by the Nasdaq SmallCap Market was 12.875 per share. As of March 15, 2000, there were 41 holders of record of the common stock.


           1998                                   High Sales Price Per Share ($)          Low Sales Price Per Share ($)
   ---------------------------------------------------------------------------------------------------------------------------
   ---------------------------------------------------------------------------------------------------------------------------
        First Quarter                                         10.50                                    7.50
   ---------------------------------------------------------------------------------------------------------------------------
        Second Quarter                                        11.25                                    9.00
   ---------------------------------------------------------------------------------------------------------------------------
        Third Quarter                                         10.75                                   5.625
   ---------------------------------------------------------------------------------------------------------------------------
        Fourth Quarter                                        9.875                                    5.5
   ---------------------------------------------------------------------------------------------------------------------------
             1999
   ---------------------------------------------------------------------------------------------------------------------------
        First Quarter                                         9.25                                    7.875
   ---------------------------------------------------------------------------------------------------------------------------
        Second Quarter                                        9.00                                    6.438
   ---------------------------------------------------------------------------------------------------------------------------
        Third Quarter                                         6.563                                   4.188
   ---------------------------------------------------------------------------------------------------------------------------
        Fourth Quarter                                       10.250                                   4.750
   ---------------------------------------------------------------------------------------------------------------------------

         The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

        The information set forth on pages 7 through 17 of the Company's 1999 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.  Financial Statements
         --------------------

         The Company's financial statements and the related notes thereto, together with the report of McGladrey & Pullen, LLP, set forth on pages 18 through 27 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         Goodman & Company, L.L.P. ("Goodman") served as the Company's independent public accountants for the fiscal years ended December 31, 1995, December 31, 1996 and December 31, 1997. For various business reasons, the Audit Committee recommended the dismissal of Goodman to the Company's Board of Directors, and on February 23, 1998, the Board officially terminated its business relationship with Goodman. Goodman's reports on the Company's financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion. Similarly, Goodman did not modify either such report as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Goodman regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Upon the recommendation of the Audit Committee of the Company's Board of Directors, the Board of Directors of the Company appointed on February 23, 1998 the firm McGladrey & Pullen, LLP as independent public accountants to audit the Company's consolidated financial statements.

                                   PART III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          ------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

Directors

         The information relating to the directors of the Company set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on April 27, 2000 (the "Proxy Statement") under the caption "Proposal 1: Election of Directors" is incorporated herein by reference.

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

Item 10.  Executive Compensation.
          ----------------------

         The information set forth in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

         The information set forth in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

         The information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

      (a)       Exhibits

        Exhibit
        Number                        Description of Exhibit
        ------                        ----------------------
          3.1           Amended and Restated Articles of Incorporation (1)
          3.2           Amended and Restated Bylaws (1)
          4.1           Form of Common Stock Certificate (1)
          4.2           Form of Underwriter's Warrant, as amended (1)
          4.3           Form of Management Warrant, as amended (1)
         10.1           Placement Agreement by and between the Company and Anderson & Strudwick,
                        Incorporated ("A&S") (1)
         10.2           Warrant Agreement between the Company and A&S (1)
         10.3           Warrant Agreement between the Company and Richard J. Freer, as amended (1)
         10.4           Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
         10.5           Warrant Agreement between the Company and Robert B. Harris, as amended (1)
         10.6           Employment Agreement for Richard J. Freer (1)
         10.7           Employment Agreement for Thomas R. Reynolds (1)
         10.8           Employment Agreement for Robert B. Harris (1)
         10.9           Executive Severance Agreement for Richard J. Freer (1)
         10.10          Executive Severance Agreement for Thomas R. Reynolds (1)
         10.11          Executive Severance Agreement for Robert B. Harris (1)
         10.12          1997 Stock Incentive Plan, as amended (1)
         10.13          Loan Agreement between the Company and the Virginia Small Business
                        Financing Authority (2)
         13.1           Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999
                        incorporated in Form 10-KSB (3)
         16.1           Letter on change in certifying accountant (4)
         23.1           Letter of Consent from McGladrey & Pullen LLP (3)
         27.1           Financial Data Schedule (3)
-----------------------
     (1)      Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
     (2)      Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No.
              001-13467.
     (3)      Filed herewith.
     (4)      Incorporated by reference to Amendment No. 1 to the Company's Current Report on Form 8-K filed on March 12,
              1998.

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

------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.

         (b)   Reports on Form 8-K

         During the three months ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      COMMONWEALTH BIOTECHNOLOGIES, INC.


Date: March 30, 2000                By:     /s/ Robert B. Harris, Ph.D.
                                            ---------------------------
                                            Robert B. Harris, Ph.D
                                            President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                      Title(s)                                   Date
         ----                                      --------                                   ----
/s/ Richard J. Freer, Ph.D.                Chairman and Director (Principal              March 30, 2000
---------------------------                Executive Officer)
    Richard J. Freer, Ph.D.


/s/ Robert B. Harris, Ph.D.                President and Director                        March 30, 2000
---------------------------
    Robert B. Harris, Ph.D.


/s/ Thomas R. Reynolds,                    Senior Vice President, Secretary and          March 30, 2000
------------------------                   Director
    Thomas R. Reynolds,


s/  James H. Brennan,                      Controller (Principal Financial and           March 30, 2000
---------------------                      Accounting Officer)
    James H. Brennan



/s/ Peter C. Einselen                      Director                                      March 30, 2000
---------------------
    Peter C. Einselen

/s/ George F. Allen                        Director                                      March 30, 2000
-------------------
    George F. Allen

/s/ Dr. Raymond H. Cypess                  Director                                      March 30, 2000
-------------------------
    Dr. Raymond H. Cypess