Form 10QSB/A
period 2000-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2000-05-31
CIK 1042418

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------- OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

                                 (804) 648-3820
                           (Issuer's telephone number)
                    _________________________________________

     Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No _____
           -------

     As of May 11, 2000, 1,728,164 shares of common stock, no par value, of the registrant were outstanding.

  Transitional Small Business Disclosure Format (Check one) Yes:    No:   X
                                                                       --------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.
                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                      March 31, 2000     December 31, 1999
                                                      ---------------    -----------------
                                                         (unaudited)
                                                         -----------
ASSETS
Current Assets
                Cash and Cash Equivalents                $    53,634           $    31,630
                Accounts Receivable                          498,723               458,677
                Prepaid Expenses & Inventory                 169,065                70,269
                                                         -----------           -----------
                Total Current Assets                     $ 1,321,422           $   560,576
                                                         -----------           -----------

 Property Plant and Equipment, net                       $ 7,018,604           $ 7,019,109
                                                         -----------           -----------

 Other Assets
                  Restricted Cash                        $   423,565           $   418,047
                  Bond Issue Cost, net                       246,751               249,437
                  Long Term Accounts Receivable               37,639                     -
                  Deposits                                     3,200                 3,200
                                                         -----------           -----------
                  Total Other Assets                     $   711,155           $   670,684
                                                         -----------           -----------

Total Assets                                             $ 9,051,181           $ 8,250,369
                                                                                   -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
                   Accounts Payable & Other              $   499,207           $   480,726
                   Current Liabilities
                   Deferred Revenue                            6,545                 5,460
                   Line of Credit                            288,000               282,000
                   Current Portion of Capital Lease           38,615                     -
                   Demand Note                               179,680               199,680
                                                         -----------           -----------
                   Total Current Liabilities             $1 ,012,047           $   967,866
                                                         -----------           -----------
Deferred Revenue                                         $    37,369           $         -
                                                         -----------           -----------
Long Term Debt:
  Bonds                                                  $ 4,000,000           $ 4,000,000
  Capital Lease                                               39,591                     -
                                                         -----------           -----------
    Total Long Term Debt                                 $ 4,039,591           $ 4,000,000
                                                         -----------           -----------
   Total Liabilities                                     $ 5,089,277           $ 4,967,866
                                                         -----------           -----------

STOCKHOLDERS' EQUITY
                    Common Stock, no par value
                    10,000,000 authorized, March
                    31, 2000
                    1,736,045, December 31, 1999         $         -           $         -
                    1,643,727
                    Additional Paid-in-Capital             9,528,467             8,925,742
                    Accumulated Deficit                   (5,566,563)           (5,643,239)
                                                         -----------           -----------
                    Total Stockholders' Equity           $ 3,961,904           $ 3,282,503
                                                         -----------           -----------

Total Liabilities and Stockholders Equity                $ 9,051,181           $ 8,250,369
                                                         -----------           -----------

      See accompanying notes to condensed financial statements

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                         Three Months                     Three Months
                                                     Ended March 31, 2000             Ended March 31, 1999

REVENUE
      Short Term Projects                                  $  219,270                       $  220,238
      Long Term Projects                                      947,724                          214,317
      Research Grants                                          15,727                           72,963
      AccuTrac                                                  3,160                            5,150
                                                           ----------                       ----------

      Total Revenue                                        $1,185,881                       $  512,668
                                                           ----------                       ----------


COST AND EXPENSES
      Cost of Services                                     $  628,016                       $  310,679
      Sales, Gen. & Admin.                                    366,855                          609,055
      Research and Development                                 35,925                          118,638
                                                           ----------                       ----------

      TOTAL COST AND EXPENSES                              $1,030,796                       $1,038,372
                                                           ----------                       ----------


OPERATING INCOME (LOSS)                                    $  155,085                       $ (525,704)
                                                           ----------                       ----------


OTHER INCOME (EXPENSES)
      Interest Expense                                     $  (85,331)                      $  (75,927)
      Interest Income                                           6,922                           26,059
      Other Income                                                  -                           28,193
                                                           ----------                       ----------

      Total Other Income (Expense)                         $  (78,409)                      $  (21,675)
                                                           ----------                       ----------



NET  INCOME  (LOSS)                                        $   76,676                       $ (547,379)
                                                           ----------                       ----------



      Income (loss) per share, basic                             $.05                          $(0.33)
      Income (loss) per share, diluted                           $.04                          $(0.33)



      See accompanying notes to condensed financial statements.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended

                                                                             March 31,2000                  March 31,1999
                                                                           -----------------              ------------------

Cash flows from operating activities
Net Income (Loss)                                                                $ 76,676                      $ (547,379)
Adjustments to reconcile net income (loss) to
  net cash provided by (used by) operating
Activities:
Depreciation and amortization                                                     144,978                         132,635
Changes in:
Accounts receivable                                                               (77,685)                        (35,487)
Prepaid expenses & Inventory                                                      (98,797)                       (134,464)
Restricted Cash                                                                    (5,518)                          1,480
Deferred Revenue                                                                   38,724                         (61,926)
Accounts payable and accrued expenses                                              18,481                        (223,385)
                                                                                 --------                      ----------
Net cash provided by (used in) operating activities                              $ 96,859                      $ (868,526)
                                                                                 --------                      ----------

Cash flows from investing activities
Purchases of property plant and equipment                                        $(45,536)                     $  (75,687)
                                                                                 --------                      ----------

Cash flows from financing activities
Proceeds from issuance of Common Stock                                           $602,725                      $   31,500
Principal payments on demand note                                                 (32,044)                        (15,000)
                                                                                 --------                      ----------
Net cash provided by financing activities                                        $570,681                      $   16,500
                                                                                 --------                      ----------

Net increase (decrease) in cash and cash                                         $622,004                      $ (927,713)
 equivalents

Cash and cash equivalents, beginning of year                                     $ 31,630                      $2,091,586
                                                                                 --------                      ----------
Cash and cash equivalents, end of year                                           $653,634                      $1,163,873
                                                                       ==================             ===================





Supplemental schedule of non-cash investing
       and financing activities
Capital  lease obligation incurred for use of equipment                          $ 90,250                      $        -
                                                                                 --------                      ----------


Cash Paid for interest                                                           $ 76,644                      $   74,911
                                                                                 --------                      ----------


See accompanying notes to condensed financial statements.

                     Notes To Condensed Financial Statements


     (1) In the opinion of the Company, the accompanying condensed financial statements that are unaudited, except for the condensed balance sheet dated December 31,1999 contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31,1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

     (2) The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

     (3) Earnings (loss) Per Share

          The Company follows the guidance provided in FASB Statement No. 128 which requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding are as follows:

     Three months ended March 31,

                                             2000        1999

 Weighted average shares outstanding
shares used for basic EPS                 1,682,326   1,638,104
 Plus incremental shares from assumed
  issuance of stock options                 224,962           -
                                         ----------  ----------

 Weighted average outstanding shares
used for diluted EPS                      1,907,288   1,638,104
                                         ----------  ----------


 Net Income (loss)                       $   76,676  $ (547,379)
                                         ----------  ----------

 Basic earnings (loss) per share         $       05  $     (.33)
                                         ----------  ----------
 Diluted earnings (loss) per share             $.04  $     (.33)
                                         ----------  ----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the Company's Financial Statements and Notes included herein.

Business Considerations


In October 1997, the Company closed its IPO and received net proceeds of $5,417,578, net of underwriting and other costs. In connection with the IPO, the underwriters purchased warrants for 101,500 shares of common stock. The warrants are exercisable for a period of five years at an exercise price of $9.90 per share.

Since 1997 and through 1999, the Company has incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 1999, these deficits were substantially funded through use of funds obtained from the private placement and IPO. In addition, the Company has used proceeds form its offerings to subsidize funding for capital acquisitions which were primarily funded through its issuance of Industrial Revenue Development Bonds totaling approximately $4,000,000. At December 31, 1999, the Company has used virtually all of the funds received in connection with its offerings and is currently relying on operations for future cash flows.

Management believes that the Company will be able to overcome the 1999 working capital deficit and generate positive net cash flows from new contracts, as described below. The following highlights describe significant factors contemplated in management's plans with respect to continued operations:

o In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million and is expected to provide approximately $1.5 million in gross cash flow for the year ended December 31, 2000.

o Approximately six new contracts, with estimated gross revenues of $500,000 for the year 2000, were entered into during the first quarter 2000.

o At March 31, 2000, the Company has approximately 25 - 29 contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $11.4- $13.5 million in revenues over the next two to three years.

o    Management will continue to monitor and reduce operating costs.

o During the quarter ended March 31, 2000, approximately $575,000 in funds were received from the exercise of stock options. In addition, management anticipates that, if the stock price remains strong, additional capital will be received in 2000 from the exercise of management and underwriter warrants.

o Continue to seek a pharmaceutical partner to begin clinical trials with regulatory bodies and to market HepArrestTM worldwide.

o    Actively market AccuTracTM.

o The Company during the first quarter reported net income in the amount of $76,676 with a positive cash flow from operations of $96,859.


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


REVENUES

     The Company experiences fluctuations in all revenue categories. Continuation of existing projects, or engagement for future projects is usually dependent upon the customer's satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company's control, such as the timing of product development and commercialization programs of the Company's customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

     Gross revenues increased by $673,213 or 131.3% from $512,668 during the first quarter of 1999 ("the 1999 Quarter") to $1,185,881 during the first quarter of 2000 ("the 2000 Quarter").

     Revenues realized from short-term projects remained relatively flat from the 1999 Quarter to the 2000 Quarter. Historically, a majority of the Company's net revenues have been earned under short-term projects. However, the Company views long-term projects as the more important source of revenue, (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

     Revenues realized from various long-term projects increased by $733,407 or 342.2%, from $214,317 during the 1999 Quarter to $947,724 during the 2000 Quarter. This increase is primarily due to work being done on nineteen individual projects compared to fourteen projects in progress during the 1999 Quarter. Of the $947,724 in long-term contracts, one major client represents 57.3% of the revenue earned during the quarter. This project was awarded from the Illinois Institute of Technology Research Institute. This five-year subcontract is valued at approximately $8.5 million and is expected to provide approximately $1.5 million in gross cash flow for the year ended December 31, 2000. The Company's management continues to take an active role in negotiating new contracts. In addition six new contracts, with estimated gross revenues of $500,000 for the year 2000, were entered into during the first quarter 2000. At March 31, 2000, the Company has approximately 25 -29 contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $11.4 - $13.5 million in revenues over the next two to three years.

     The Company experienced a decrease in revenue realized from government grants in the amount of $57,236, or 78.4%, from $72,963 during the 1999 Quarter to $15,727 during the 2000 Quarter. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by August, 2000.


EXPENSES

     Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $317,337, or 102.1%, from $310,679 during the 1999 Quarter to $628,016 during 2000 Quarter. The cost of services as a percentage of revenue was 60.6% and 53.0% during 2000 and 1999, respectively.

     Labor costs increased by $185,109, or 120.6%, from $153,483 during the 1999 Quarter to $338,592 during the 2000 Quarter. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development and General and Administrative areas. This reallocation is necessary to support the additional long- term projects currently in progress. The costs for direct materials increased by $119,713, or 84.4%, from $141,831 during the 1999 Quarter, to $261,544 during the 2000 Quarter. These increased costs are directly attributable to the increase in revenues for the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $242,200, or 39.7%, from $609,055 during the 1999 Quarter to $366,855 during 2000 Quarter. As a percentage of revenue, these costs were 30.9% and 118.8% during 2000 and 1999, respectively.

     Total Compensation and Benefits decreased by $158,185 or 89.1% from $177,577 during the 1999 Quarter to $19,392 during the 2000 Quarter. This decrease is primarily attributable to the reallocation of personnel in the administrative area to work on the subcontract from the Illinois Institute of Technology Research Institute.

     Costs for facilities decreased by $20,047, or 31.3%, from $63,995 during the 1999 Quarter to $43,948 during the 2000 Quarter. This decrease is primarily due to the elimination of rental lab space required prior to moving into the new facility.

     Marketing costs decreased by $71,051 or 81.7%, from $86,943 during the 1999 Quarter to $15,892 during the 2000 Quarter. Reductions in advertising, public relations and payments consulting services contributed to the reduction in marketing costs.


RESEARCH AND DEVELOPMENT

     Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants which are funded from working capital. Total expenditures for these two categories decreased by $88,713, or 69.7%, from $118,638 during the 1999 Quarter to $35,925 during the 2000 Quarter. Total grant-related research and in-house research as a percentage of revenue were 3.0% and 23.1% during 2000 and 1999, respectively.

     Expenditures to perform grant-related research activities decreased by $45,431 or 75.3%, from $60,346 during the 1999 Quarter to $14,915 during the 2000 Quarter. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by August, 2000.

     Expenditures made by the Company for in-house research activities decreased by $37,283 or 64.0%, from $58,292 during the 1999 Quarter to $21,009 during the 2000 Quarter. This decrease is primarily attributable to the reallocation of personnel in the research and development area to work on the subcontract from the Illinois Institute of Technology Research Institute.

OTHER INCOME AND EXPENSES

     Interest income to the Company decreased by $47,330, or 87.2% from $54,252 during the 1999 Quarter to $6,922 during the 2000 Quarter. Interest income is derived from investing the unused portion of the funds-realized by the Company from the successful sale (March, 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income on this segment decreased due to the reduction in funds, do to the completion of the project, available for investment purposes. Interest income is also derived from investing overnight investments. Other income decreased primarily due to the termination of funding from the Virginia Business Assistance Program, (Workforce Services) for the training of new employees.

     Interest costs incurred by the Company during the 1999 and 2000 Quarter s included (1) interest paid to financial institutions as loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expenses increased by $9,404 or 12.4% from $75,927 during the 1999 Quarter to $85,331 during the 2000 Quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Consistent with the Company's implementation of its business plan and growth strategy, the first quarter in 2000 showed a net increase in operating cash in the amount of $96,859, as compared to an outflow of $868,526 during the first quarter in 1999. The increase in the first quarter is due to additional record revenues for the Company as well as significant cost cutting measures adopted by management. 1999 cash outflow was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. These cost outlays, in 1999, were made possible by capital realized from the Company's private placement of convertible notes and initial public offering of public stock.

     Net working capital as of March 31, 2000 and March 31, 1999 was $309,375 and $1,133,686 respectively. This decrease is a direct result of capital expenditures on new scientific instrumentation, computers, and furniture and fixtures, costs associated with the new facility, implementation of marketing and selling divisions within the Company, and costs associated with additional staffing and direct materials necessary to expand the Company's technology offerings. During 1999 the Company obtained a $400,000 line of credit. As of March 31, 2000, the Company expended $300,000 of the line. The Company anticipates paying down the line by September 2000.

     The Company is now working on funds generated solely by revenues earned. The Company continues to search for long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million and is expected to provide approximately $1.5 million in gross cash flow for the year ended December 31, 2000.

     At March 31, 2000, the Company has approximately 25 -29 contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $11.4 - $13.5 million in revenues over the next two to three years. In addition, CBI has signed 6 new contracts with a collective valuation of nearly $500,000. These revenues will be realized throughout the year 2000.

     On February 17, 2000, the Company received funds totaling $99,000 from an individual who was at one time a Director in the Company. These funds were to exercise 10,000 options at $9.90 per share. On February 22, 2000, funds totaling $474,151 were received from the same individual to exercise 47,894 shares at $9.90 per share.

     IRB's sold by the Company (in the amount of $4,000,000) were issued by the Virginia Small Business Financing Authority. The IRB's were issued pursuant to an Indenture of Trust dated March 15,1998, between the Virginia Small Business Financing Authority and Crestar Bank, a Virginia banking association, the named Trustee. The IRB's were issued and sold to facilitate construction of the Company's facility in the Gateway Centre Development at 601 Biotech Drive in Chesterfield County, Virginia. Funds generated by the sale of the IRB's are restricted and may only be used for the construction of the Company's new facility. Construction of the new facility began in early June and was completed in late November 1998. Of the $4,000,000 issued by the Virginia Small Business Financing Authority, $423,565 remains as restricted cash on the balance sheet of the Company as of March 31, 2000.


YEAR 2000 PROJECT

     The Company has worked to resolve the potential impact of the Year 2000
(Y2K) on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Systems that do not properly recognize such information could generate erroneous data.

     The Company developed a plan for Y2K information systems compliance, including its core processing system. Phases of the plan included: awareness, which is management's knowledge and recognition of the Y2K issue and appointment of project team to address the impact on the Company, assessment of the magnitude of the Y2K issue, resolution, which involved the process of reprogramming or replacement of all existing systems which were not Y2K compliant, validation, which was the testing phase, and implementation, which was the final phase that involved the placing of revised and tested systems into operation.

     Management believes that the Company's core systems are Y2K compliant. As of May 11, 2000, the Company has not suffered any setbacks due to the Y2K issue.


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

  Not applicable.


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

     (b)    Reports on Form 8-K.

    During the fiscal quarter ended March 31, 2000 the Company filed one Current Report on Form 8-K, dated March 19, 2000, announcing the resignation of Peter Einselen from the Company's Board of Directors.



                                 SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         COMMONWEALTH BIOTECHNOLOGIES, INC.



                              By:   /s/ James H. Brennan
                              ---------------------------
                              James H. Brennan
                              Controller

May 12, 2000

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