Form 10QSB/A
period 2000-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2000-06-05
CIK 1042418

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.
                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS

                                                      March 31, 2000     December 31, 1999
                                                      ---------------    -----------------
                                                         (unaudited)
                                                         -----------
ASSETS
Current Assets
                Cash and Cash Equivalents                $   653,634           $    31,630
                Accounts Receivable                          498,723               458,677
                Prepaid Expenses & Inventory                 169,065                70,269
                                                         -----------           -----------
                Total Current Assets                     $ 1,321,422           $   560,576
                                                         -----------           -----------

 Property Plant and Equipment, net                       $ 7,018,604           $ 7,019,109
                                                         -----------           -----------

 Other Assets
                  Restricted Cash                        $   423,565           $   418,047
                  Bond Issue Cost, net                       246,751               249,437
                  Long Term Accounts Receivable               37,639                     -
                  Deposits                                     3,200                 3,200
                                                         -----------           -----------
                  Total Other Assets                     $   711,155           $   670,684
                                                         -----------           -----------

Total Assets                                             $ 9,051,181           $ 8,250,369
                                                         -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
                   Accounts Payable & Other              $   499,207           $   480,726
                   Current Liabilities
                   Deferred Revenue                            6,545                 5,460
                   Line of Credit                            288,000               282,000
                   Current Portion of Capital Lease           38,615                     -
                   Demand Note                               179,680               199,680
                                                         -----------           -----------
                   Total Current Liabilities             $1 ,012,047           $   967,866
                                                         -----------           -----------
Deferred Revenue                                         $    37,639           $         -
                                                         -----------           -----------
Long Term Debt:
  Bonds                                                  $ 4,000,000           $ 4,000,000
  Capital Lease                                               39,591                     -
                                                         -----------           -----------
    Total Long Term Debt                                 $ 4,039,591           $ 4,000,000
                                                         -----------           -----------
   Total Liabilities                                     $ 5,089,277           $ 4,967,866
                                                         -----------           -----------

STOCKHOLDERS' EQUITY
                    Common Stock, no par value
                    10,000,000 authorized, March
                    31, 2000
                    1,736,045, December 31, 1999         $         -           $         -
                    1,643,727
                    Additional Paid-in-Capital             9,528,467             8,925,742
                    Accumulated Deficit                   (5,566,563)           (5,643,239)
                                                         -----------           -----------
                    Total Stockholders' Equity           $ 3,961,904           $ 3,282,503
                                                         -----------           -----------

Total Liabilities and Stockholders Equity                $ 9,051,181           $ 8,250,369
                                                         -----------           -----------

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

May 31, 2000

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