Form 10QSB
period 2000-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2000-08-14
CIK 1042418

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------- OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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
           -------

  As of August 14, 2000, 1,728,164 shares of common stock, no par value, of the registrant were outstanding.

  Transitional Small Business Disclosure Format (Check one) Yes:     No:   X
                                                                ----     -----

                                     PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements.


                       Commonwealth Biotechnologies, Inc.
                                 Balance Sheets



                                                                                      June 30,                 December 31,
                                                                                        2000                        1999
                                                                                ---------------             ---------------
                                                                                  (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                                                       $   342,625                 $    31,630
    Accounts receivable                                                                 597,729                     458,677
    Prepaid expenses and inventory                                                      177,495                      70,269
---------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          1,117,849                     560,576
---------------------------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                           6,920,093                   7,019,109
Other Assets
    Restricted cash                                                                     429,085                     418,047
    Bond issue costs, net                                                               244,065                     249,437
    Accounts receivable                                                                  59,022                           -
    Deposits                                                                              3,200                       3,200
---------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                              735,372                     670,684
---------------------------------------------------------------------------------------------------------------------------

                                                                                    $ 8,773,314                 $ 8,250,369
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
    Demand note payable                                                             $   164,680                 $   199,680
    Line of credit                                                                      294,000                     282,000
    Current portion of capital lease                                                     42,252                           -
    Accounts payable and other current liabilities                                      283,466                     480,726
    Deferred revenue                                                                      6,545                       5,460
---------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                       790,943                     967,866
---------------------------------------------------------------------------------------------------------------------------
Deferred Revenue                                                                         59,022                           -
Long Term Debt
    Bonds payable                                                                     4,000,000                   4,000,000
    Capital lease                                                                        29,211                           -
---------------------------------------------------------------------------------------------------------------------------
        Total long term debt                                                          4,029,211                   4,000,000
---------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, no par value, 10,000,000 shares authorized                                  -                           -
        June 30, 2000 - 1,736,045; December 31, 1999 -
               1,643,727 shares issued and outstanding
    Additional paid-in capital                                                        9,528,467                   8,925,742
    Accumulated deficit                                                              (5,634,329)                 (5,643,239)
---------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                    3,894,138                   3,282,503
---------------------------------------------------------------------------------------------------------------------------

                                                                                    $ 8,773,314                 $ 8,250,369
---------------------------------------------------------------------------------------------------------------------------


                       See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Operations

                                                                       Three Months                       Six Months
                                                                           Ended                            Ended
                                                               ------------------------------    ----------------------------
                                                                   June 30,         June 30,        June 30,        June 30,
                                                                     2000              1999           2000             1999
                                                               --------------    ------------    ------------    ----------
                                                                        (Unaudited)                        (Unaudited)
Revenue
Short term projects                                               $  274,274        $  212,357     $  493,544      $   432,595
Long term projects                                                   801,386           204,824      1,749,109          419,140
Research grants                                                       46,956            69,438         62,684          142,401
AccuTrac                                                               2,630            25,650          5,790           30,800
------------------------------------------------------------------------------------------------------------------------------

        Total revenue                                              1,125,246           512,269      2,311,127        1,024,936
------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses
Cost of services                                                     538,528           367,577      1,166,544          678,256
Sales, general & administrative                                      520,806           641,679        887,662        1,250,734
Research and development                                              62,904           128,467         98,828          247,105
------------------------------------------------------------------------------------------------------------------------------

        Total costs and expenses                                   1,122,238         1,137,723      2,153,034        2,176,095
------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                3,008          (625,454)       158,093       (1,151,159)

Other income (expenses)
    Interest expense                                                 (81,512)          (74,489)      (166,843)        (150,417)
    Interest income                                                   10,739            12,974         17,660           67,226
------------------------------------------------------------------------------------------------------------------------------

        Total other income (expense)                                 (70,773)          (61,515)      (149,183)         (83,191)
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 $  (67,765)       $ (686,969)    $    8,910      $(1,234,350)
------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share                                $(0.04)           $(0.42)         $0.01           $(0.75)
Diluted earnings (loss) per common share                               (0.04)            (0.42)          0.01            (0.75)
------------------------------------------------------------------------------------------------------------------------------


                       See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Cash Flows




                                                                                                Six Months Ended
                                                                                               -------------------
                                                                                          June 30, 2000      June 30, 1999
                                                                                        ---------------    ---------------
                                                                                                    (Unaudited)
Cash Flows from Operating Activities
Net income (loss)                                                                             $   8,910       $(1,234,350)
Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation and amortization                                                               292,958            267,741
    Changes in:
        Accounts receivable                                                                    (198,074)           (44,604)
        Prepaid expenses and inventory                                                         (107,226)           (82,348)
        Accounts payable and accrued expenses                                                  (197,260)          (489,828)
        Deferred revenue                                                                         60,107            (59,736)
--------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                          (140,585)        (1,643,125)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of property, plant and equipment                                                      (86,319)          (131,039)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (86,319)          (131,039)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from issuance of common stock                                                          602,725             63,078
Principal payments on demand note payable                                                       (53,788)           (25,000)
Restricted cash                                                                                 (11,038)            (4,024)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       537,899             34,054
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                            310,995         (1,740,110)
Cash and cash equivalents, beginning of period                                                   31,630          2,091,586
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                        $ 342,625       $    351,476
--------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
    Capital lease obligation                                                                  $  90,250       $          -
    Cash payments for interest                                                                  153,085            145,041
--------------------------------------------------------------------------------------------------------------------------



                       See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                          Notes To Financial Statements


Note 1.  Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31,1999, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share include common shares issuable upon exercise of the employee stock options when their inclusion would have the effect of reducing the earnings or increasing the loss per share amounts. For the three months ended June 30, 2000 and the 1999 periods, the common shares issuable upon exercise of the employee stock options would have had an anti-dilutive effect and therefore were excluded from the calculation. Following is information regarding the computation of earnings
(loss) per share data for the periods presented.


                                                        Three Months Ended                      Six Months Ended
                                              ------------------------------------   ------------------------------------
                                                   June 30,           June 30,            June 30,           June 30,
                                                    2000               1999                2000               1999
                                              ---------------    -----------------   ---------------    -----------------
                                                           (Unaudited)                            (Unaudited)
Weighted average shares
    outstanding used for basic EPS                1,736,045          1,642,397           1,709,186          1,639,716

Plus incremental shares from
    assumed issuance of stock
    Options                                               -                  -             140,295                  -
                                              ---------------    -----------------   ---------------    -----------------

Weighted average shares
    outstanding used for diluted EPS              1,736,045          1,642,397           1,849,481          1,639,716
                                              ---------------    -----------------   ---------------    -----------------

                       Commonwealth Biotechnologies, Inc.
                          Notes To Financial Statements



Note 3.  Proposed Business Acquisition

On May 30, 2000, the Company signed a letter of intent to acquire the drug development business of SRA Life Sciences, Inc. (SRA). SRA's drug development business provides strategic project management, regulatory consulting, and outsourcing management of Phase I and II clinical trials for pharmaceutical and biotechnology clients. Before the proposed acquisition can take place, certain conditions must be met, including but not limited to due diligence by the Company. In addition, the letter of intent provided for a 60-day period for the Company to evaluate more completely the impact of this acquisition on the Company's core business strategy of providing complete pre-clinical project management. While the 60-day period expired on July 30, 2000, discussions between the Company and SRA are continuing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the Company's Financial Statements and Notes included herein.

Business Considerations

In October 1997, the Company closed its initial public offering (IPO) and received net proceeds of $5,417,578, net of underwriting and other costs. In connection with the IPO, the underwriters purchased warrants for 101,500 shares of common stock. The warrants are exercisable for a period of five years at an exercise price of $9.90 per share.

Since 1997 and through 1999, the Company incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 1999, these deficits were substantially funded through use of funds obtained from the private placement and IPO. The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of Industrial Revenue Development Bonds. At December 31, 1999, the Company had used virtually all of the funds received in connection with its offerings and is currently relying on operations for future cash flows.

Management believes that the Company will be able to overcome the 1999 working capital deficit and generate positive net cash flows from new contracts, as described below, and by continued monitoring and reduction of operating costs. The following highlights describe significant factors contemplated in management's plans with respect to continued operations:

 . In the fourth quarter of 1999, the Company was awarded a five year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million and is expected to provide approximately $1.5 million in gross cash flow for the year ended December 31, 2000.

 . Approximately twelve new contracts, with estimated gross revenues of $1.1 million, were entered into during the period ended June 2000.

 . At June 30, 2000, the Company has approximately thirty contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $6.8 million to $10.6 million in revenues over the next two to three years.

 .  Management will continue to monitor and reduce operating costs.

 . During the period ended June 30, 2000, approximately $575,000 in funds was received from the exercise of stock options. Additional capital may be received in 2000 from the exercise of management and underwriter warrants if the value of the stock improves.

 . Continue to seek a pharmaceutical partner to begin clinical trials with regulatory bodies and to market HepArrestTM worldwide.

 .  Continue to actively market AccuTracTM.

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


Results of Operations

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999.

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

Gross revenues increased by $612,977 or 119.7% from $512,269 during the second quarter of 1999 ("the 1999 Quarter") to $1,125,246 during the second quarter of 2000 ("the 2000 Quarter").

Revenues realized from short-term projects increased $61,917 or 29.2% from $212,357 during the 1999 Quarter to $274,274 during the 2000 Quarter. Even with management's decision to focus on long-term projects, the Company stills views short-term work as a potential revenue source. Historically, net revenues have been earned under short-term projects, however, the Company views long-term projects as the more important source of revenue, (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various long-term projects increased by $596,562 or 291.3%, from $204,824 during the 1999 Quarter to $801,386 during the 2000 Quarter. This increase is primarily due to work being done on fifteen individual projects compared to twelve projects in progress during the 1999 Quarter. Of the $801,386 in long-term contracts, one major client represents 52.2% of the revenue earned during the quarter. This project was awarded from the Illinois Institute of Technology Research Institute. This five-year subcontract is valued at approximately $8.5 million and is expected to provide approximately $1.5 million in gross cash flow for the year ended December 31, 2000. The Company's management continues to take an active role in negotiating new contracts. In addition, six new contracts with estimated gross revenues of $600,000 for the year 2000 were entered into during the second quarter 2000.

The Company experienced a decrease in revenue realized from government grants in the amount of $22,482, or 32.4%, from $69,438 during the 1999 Quarter to $46,956 during the 2000 Quarter. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by August 2000.

The Company experienced a decrease in revenue realized from AccuTrac in the amount of $23,020, or 89.7%, from $25,650 during the 1999 Quarter to $2,630 during the 2000 Quarter. This decrease is primarily due to heavy purchases in 1999 after the initiation of the product into the market.

Expenses

Cost of Services. Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $170,951, or 46.5%, from $367,577 during the 1999 Quarter to $538,528 during
2000 Quarter. The cost of services as a percentage of revenue was 47.9% and 71.8% during 2000 and 1999, respectively.

Labor costs increased by $104,786, or 53.1%, from $197,504 during the 1999 Quarter to $302,290 during the 2000 Quarter. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development and General and Administrative areas. This reallocation is necessary to support the additional long-term projects currently in progress. The costs for direct materials increased by $56,183, or 39.7%, from $141,524 during the 1999 Quarter, to $197,707 during the 2000 Quarter. These increased costs are directly attributable to the increase in revenues for the quarter. Other costs increased by $15,891, or 70.2%, from $22,639 during the 1999 Quarter to $38,530 during the 2000 Quarter. This increase in costs is due to additional postage and lease expenditures on equipment.

Sales, General and Administrative. Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $120,873, or 18.8%, from $641,679 during the 1999 Quarter to $520,806 during 2000 Quarter. As a percentage of revenue, these costs were 46.3% and 125.3% during 2000 and 1999, respectively.

Total Compensation and Benefits decreased by $61,116 or 34.3% from $178,078 during the 1999 Quarter to $116,962 during the 2000 Quarter. This decrease is primarily attributable to the reallocation of personnel in the administrative area to work on the subcontract from the Illinois Institute of Technology Research Institute.

Professional fees increased by $24,873, or 54.2%, from $45,853 during the 1999 Quarter to $70,726 during the 2000 Quarter. This increase is primarily due to the additional expenditures in legal and production costs associated with the annual report.

Marketing costs decreased by $85,636 or 78.2%, from $109,469 during the 1999 Quarter to $23,833 during the 2000 Quarter. Reductions in advertising, public relations and payments consulting services contributed to the decrease in marketing costs.

Research and Development. Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants which are funded from working capital. Total expenditures for these two categories decreased by $65,563, or 51.0%, from $128,467 during the 1999 Quarter to $62,904 during the 2000 Quarter. Total grant-related research and in-house research as a percentage of revenue were 5.6% and 25.1% during 2000 and 1999, respectively.

Expenditures to perform grant-related research activities decreased by $25,984 or 39.2%, from $66,336 during the 1999 Quarter to $40,352 during the 2000 Quarter. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by August 2000.

Expenditures made by the Company for in-house research activities decreased by $39,579 or 63.7%, from $62,131 during the 1999 Quarter to $22,552 during the 2000 Quarter. This decrease is primarily attributable to the reallocation of personnel in the research and development area to work on the subcontract from the Illinois Institute of Technology Research Institute.

Other Income (Expenses)

Interest income to the Company remained relatively flat showing a modest decrease of $2,235, or 17.2% from $12,974 during the 1999 Quarter to $10,739 during the 2000 Quarter. Interest income is derived from investing the unused portion of the funds-realized by the Company from the successful sale (March, 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income is also derived from overnight investments.

Interest costs incurred by the Company during the 1999 and 2000 Quarter's included (1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense increased by $7,023 or 9.8% from $74,489 during the 1999 Quarter to $81,512 during the 2000 Quarter.

Results of Operations

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999.


Revenues

Gross revenues increased by $1,286,191 or 125.5% from $1,024,936 during the 1999 Period ("the 1999 Period") to $2,311,127 during the 2000 Period. ("the 2000 Period").

Revenues realized from short-term projects remained increased from $60,949 or 14.1% from $432,595 during the 1999 Period to $493,544 during the 2000 Period. Historically, a majority of the Company's net revenues have been earned under short-term projects. However, the Company views long-term projects as the more important source of revenue, (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various long-term projects increased by $1,329,969 or 317.3%, from $419,140 during the 1999 Period to $1,749,109 during the 2000
Period. This increase is primarily due to work being done on twenty-one individual projects. Of the $1,749,109 in long-term contracts, one major client represents 54.9% of the revenue earned during the period. This project was awarded from the Illinois Institute of Technology Research Institute. This five-year subcontract is valued at approximately $8.5 million and is expected to provide approximately $1.5 million in gross cash flow for the year ended December 31, 2000. The Company's management continues to take an active role in negotiating new contracts. In addition twelve new contracts, with estimated gross revenues of $1.1 million for the year 2000, were entered into during the 2000 Period. At June 30, 2000, the Company has approximately 27-31 contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $6.8 - $10.6 million in revenues over the next two to three years.

The Company experienced a decrease in revenue realized from government grants in the amount of $79,717, or 56.0%, from $142,401 during the 1999 Period to $62,684 during the 2000 Period. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by August 2000.

The Company experienced a decrease in revenue realized from AccuTrac in the amount of $25,010, or 81.2%, from $30,800 during the 1999 Period to $5,790 during the 2000 Period. This decrease is primarily due to heavy purchases in 1999 after the initiation of the product into the market.

Expenses

Cost of Services. Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $488,288, or 72.0%, from $678,256 during the 1999 Period to $1,166,544 during
2000 Period. The cost of services as a percentage of revenue was 50.5% and 66.2% during 2000 and 1999, respectively.

Labor costs increased by $289,894, or 82.6%, from $350,988 during the 1999 Period to $640,882 during the 2000 Period. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development and General and Administrative areas. This reallocation is necessary to support the additional long-term projects currently in progress. The costs for direct materials increased by $175,897, or 62.1%, from $283,355 during the 1999 Period, to $459,252 during the 2000 Period. These increased costs are directly attributable to the increase in revenues. Other costs increased by $22,498, or 51.2%, from $43,913 during the 1999 Period to $66,411 during the 2000 Period. This increase in costs is due to increases in additional postage and lease expenditures on equipment.

Selling, General and Administrative. Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $363,072, or 29.0%, from $1,250,734 during the 1999 Period to $887,662 during 2000 Period.
As a percentage of revenue, these costs were 38.4% and 122.0% during 2000 and 1999, respectively.

Total Compensation and Benefits decreased by $219,301 or 61.7% from $355,655 during the 1999 Period to $136,354 during the 2000 Period. This decrease is primarily attributable to the reallocation of personnel in the administrative area to work on the subcontract from the Illinois Institute of Technology Research Institute.

Costs for facilities decreased by $20,062, or 16.8%, from $119,460 during the 1999 Period to $99,398 during the 2000 Period. This decrease is primarily due to the elimination of rental lab space required prior to moving into the new facility.

Professional fees increased by $31,643, or 18.1%, from $174,771 during the 1999 Period to $206,414 during the 2000 Period. This increase is primarily due to the additional expenditures in legal, production costs associated with the annual report, and additional coverage in business insurance.

Marketing costs decreased by $156,686 or 79.8%, from $196,412 during the 1999 Period to $39,726 during the 2000 Period. Reductions in advertising, public relations and payments consulting services contributed to the decrease in marketing costs.

Research and Development. Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants which are funded from working capital. Total expenditures for these two categories decreased by $148,277, or 60.0%, from $247,105 during the 1999 Period to $98,828 during the 2000 Period. Total grant-related research and in-house research as a percentage of revenue were 4.3% and 24.1% during 2000 and 1999, respectively.

Expenditures to perform grant-related research activities decreased by $71,415 or 56.4%, from $126,682 during the 1999 Period to $55,267 during the 2000 Period. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by August 2000.

Expenditures made by the Company for in-house research activities decreased by $76,862 or 63.8%, from $120,423 during the 1999 Period to $43,561 during the 2000 Period. This decrease is primarily attributable to the reallocation of personnel in the research and development area to work on the subcontract from the Illinois Institute of Technology Research Institute.


Other Income (Expenses)

Interest income to the Company decreased by $49,566, or 73.7% from $67,226 during the 1999 Period to $17,660 during the 2000 Period. Interest income has been derived from investing the unused portion of the funds realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income on this segment decreased due to the reduction in funds used for the completion of the project. Other income decreased primarily due to the termination of funding from the Virginia Business Assistance Program (Workforce Services) for the training of new employees.

Interest costs incurred by the Company during the 1999 and 2000 Period's included (1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense increased by $16,426 or 10.9% from $150,417 during the 1999 Period to $166,843 during the 2000 Period.


Liquidity and Capital Resources

The 2000 Period reflected a decrease in cash of $140,585 from operating activities, as compared to a decrease of $1,643,125 from operating activities during the 1999 Period. The significant cash outflow for 1999 was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. The cost outlays in 1999 were made possible by capital realized from the Company's private placement of convertible notes and initial public offering of public stock.

Net working capital (deficit) as of June 30, 2000 and December 31, 1999 was $326,906 and $(407,290) respectively. This increase is a direct result of additional record revenues for the Company as well as significant cost cutting measures adopted by management

The Company continues to search for long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million and is expected to provide approximately $1.5 million in gross cash flow for the year ended December 31, 2000.

At June 30, 2000, the Company has approximately 27 - 31 contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $6.8- $10.6 million in revenues over the next two to three years. In addition, CBI has signed 12 new contracts with a collective valuation of nearly $1.1 million. These revenues will be realized throughout the year 2000.

In February 2000, the Company received funds totaling $573,151 from an individual who was at one time a Director in the Company. These funds were received from the exercise of options.

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

 .    business conditions and the general economy,

 .    the development and implementation of the Company's long-term business goals,

 .    federal, state, and local regulatory environment,

 .    lack of demand for the Company's services,

 .    the ability of the Company's customers to perform services similar to those offered by the Company "in-house,"

 .    potential cost containment by the Company's customers resulting in fewer research and development projects,

 .    the Company's ability to receive accreditation to provide various services, including, but not limited to paternity testing, and

 .    the Company's ability to hire and retain highly skilled employees,

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


Item 4.  Submission of Matters to a Vote of Security Holders

  On April 27, 2000, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

  (1) The Shareholders elected Richard J. Freer, Ph.D. and George F. Allen as Class III directors to serve until the Company's Annual Meeting of Shareholders in 2003 or until their successors are elected and shall have qualified. The votes were as follows:

                                                               Votes Withheld /
      Director           Votes Cast For   Votes Cast Against   Broker Non-Votes

Richard J. Freer, Ph.D.     1,425,114                              1,100
George F. Allen             1,425,114                              1,100

  (2) The shareholders elected Raymond H. Cypess as a Class I director to serve until the Company's Annual Meeting of Shareholders in 2001 or until his successor is elected and shall have qualified. The votes were as follows:

                                                               Votes Withheld /
      Director           Votes Cast For   Votes Cast Against   Broker Non-Votes

Raymond H. Cypess           1,425,114                              1,100

  (3) The shareholders of the Company ratified the appointment of McGladrey & Pullen, LLP as independent auditors of the Company for the fiscal year ending December 31, 2000. The votes were as follows:

                                                 Votes Withheld /
      Votes Cast For     Votes Cast Against      Broker Non-Votes

        1,423,819              2,400                  --

  The following individuals' terms as directors of the Company continued after the meeting:

        Director Name         Class     Term Expires

      Thomas R. Reynolds        I           2001
      Robert B. Harris          II          2002

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

-----------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)  Filed herewith.

  (b) No Reports on Form 8-K were filed for the period covered by this report.




                                 SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMMONWEALTH BIOTECHNOLOGIES, INC.



                               By:   /s/ James H. Brennan
                                     --------------------
                                     James H. Brennan
                                     Controller and Principal Accounting Officer

August, 2000

                                  EXHIBIT INDEX



Exhibit Number                  Description of Exhibit

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

-------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)  Filed herewith.