Form 10QSB
period 2000-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2000-11-14
CIK 1042418

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

 -------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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
                   _________________________________________

  Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -------     ------

As of November 10, 2000, 2,076,164 shares of common stock, no par value, of the registrant were outstanding.

  Transitional Small Business Disclosure Format (Check one) Yes:      No:   X
                                                                ----     ------

                                     PART I
                             FINANCIAL INFORMATION
Item 1.    Financial Statements.

                       Commonwealth Biotechnologies, Inc.
                                 Balance Sheets
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        September 30,                December 31,
                                                                                             2000                        1999
                                                                                    -----------------             ---------------
                                                                                        (Unaudited)                   (Note 1)
Assets
Current Assets
    Cash and cash equivalents                                                             $ 2,135,747                 $    31,630
    Accounts receivable                                                                       705,927                     458,677
    Prepaid expenses and inventory                                                            134,678                      70,269
---------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                2,976,352                     560,576
---------------------------------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                                 7,184,675                   7,019,109
Other Assets
    Restricted cash                                                                           434,607                     418,047
    Bond issue costs, net                                                                     241,379                     249,437
    Accounts receivable                                                                        70,638                           -
    Deposits                                                                                    3,200                       3,200
---------------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                                    749,824                     670,684
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          $10,910,851                 $ 8,250,369
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
    Demand note payable                                                                   $   149,680                 $   199,680
    Line of credit                                                                                  -                     282,000
    Current portion of capital lease                                                          119,063                           -
    Accounts payable and other current liabilities                                            397,800                     480,726
    Deferred revenue                                                                            8,857                       5,460
---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                             675,400                     967,866
---------------------------------------------------------------------------------------------------------------------------------
Deferred Revenue                                                                               70,638                           -
Long Term Debt
    Bonds payable                                                                           4,000,000                   4,000,000
    Capital lease                                                                             194,230                           -
---------------------------------------------------------------------------------------------------------------------------------
        Total long term debt                                                                4,194,230                   4,000,000
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, no par value, 10,000,000 shares authorized                                        -                           -
        September 30, 2000 - 2,084,045; December 31,
        1999 - 1,643,727 shares issued and outstanding
    Additional paid-in capital                                                             11,913,270                   8,925,742
    Accumulated deficit                                                                    (5,942,687)                 (5,643,239)
---------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                          5,970,583                   3,282,503
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          $10,910,851                 $ 8,250,369
---------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Operations
--------------------------------------------------------------------------------------------------------------------


                                                        Three Months Ended                 Nine Months Ended
                                               ---------------------------------------------------------------------
                                                September 30,       September 30,     September 30,     September 30,
                                                   2000                1999              2000              1999
                                               --------------    ----------------  -----------------  --------------
                                                          (Unaudited)                          (Unaudited)
Revenue
Short term projects                              $  383,973          $  286,364        $  877,516       $   718,958
Long term projects                                  592,496             509,122         2,341,605           928,263
Research grants                                      20,154              17,863            82,838           160,264
AccuTrac                                              3,010               8,460             8,800            39,260
-------------------------------------------------------------------------------------------------------------------

        Total revenue                               999,633             821,809         3,310,759         1,846,745
-------------------------------------------------------------------------------------------------------------------

Costs and Expenses
Cost of services                                    640,744             530,098         1,804,348         1,208,354
Sales, general & administrative                     558,541             490,699         1,446,203         1,741,432
Research and development                             30,641              92,703           132,410           339,809
-------------------------------------------------------------------------------------------------------------------

        Total costs and expenses                  1,229,926           1,113,500         3,382,961         3,289,595
-------------------------------------------------------------------------------------------------------------------

Operating loss                                     (230,293)           (291,691)          (72,202)       (1,442,850)

Other income (expenses)
    Interest expense                                (86,152)            (74,543)         (252,994)         (224,960)
    Interest income                                   8,087               7,597            25,748            74,823
-------------------------------------------------------------------------------------------------------------------

        Total other income (expense)                (78,065)            (66,946)         (227,246)         (150,137)
-------------------------------------------------------------------------------------------------------------------

Net loss                                         $ (308,358)         $ (358,637)       $ (299,448)      $(1,592,987)
-------------------------------------------------------------------------------------------------------------------

Basic loss per common share                      $    (0.18)         $    (0.22)       $    (0.17)      $     (0.97)
-------------------------------------------------------------------------------------------------------------------


See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended
                                                                   ---------------------------------------------
                                                                      September 30, 2000      September 30, 1999
                                                                   ---------------------    --------------------
                                                                                    (Unaudited)
Cash Flows from Operating Activities

Net income (loss)                                                             $(299,448)            $(1,592,987)
Adjustments to reconcile net income (loss) to net cash used
 in operating activities
    Depreciation and amortization                                                449,784                 405,732
    Changes in:
        Accounts receivable                                                     (317,888)               (220,526)
        Prepaid expenses and inventory                                           (64,410)                (81,272)
        Accounts payable and accrued expenses                                    (82,926)               (238,823)
        Deferred revenue                                                          74,035                 (59,681)
----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (240,853)             (1,787,557)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of property, plant and equipment                                      (210,466)               (271,618)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (210,466)               (271,618)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from issuance of common stock                                         2,987,528                  63,078
Principal payments on demand note payable                                       (415,532)                (40,000)
Restricted cash                                                                  (16,560)                 (9,540)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      2,555,436                  13,538
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           2,104,117              (2,045,637)
Cash and cash equivalents, beginning of period                                    31,630               2,091,586
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                        $2,135,747            $     45,949
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
    Capital lease obligation                                                  $  378,825            $          -

    Cash payments for interest                                                   226,865                 220,241
----------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                         Notes To Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31,1999, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


Note 2.  Earnings (Loss) Per Share

The Company follows the guidance provided in SFAS 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present only basic per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At September 30, 2000, the Company had stock options and warrants outstanding that were anti-dilutive since the Company incurred a net loss for all periods presented.


Note 3.  Proposed Business Acquisition

On May 30, 2000, the Company signed a letter of intent to acquire the drug development business of SRA Life Sciences, Inc. (SRA). On October 2, 2000, the Company announced that it has withdrawn its offer to acquire SRA.

Note 4.  Sale of Common Stock

On September 27, 2000, the Company completed a private placement of 348,000 shares of common stock at a purchase price of $7.471 per share and warrants to purchase an additional 348,000 shares of common stock. The warrants are divided into two equal portions with one half having the right to purchase one share of common stock at a price of $6.50 per share for a period of eighteen months, and the other half having the right to purchase one share of common stock at a purchase price of $6.50 per share for a period of five years. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. Net proceeds to the Company from this private placement amounted to $2,384,803 and are to be used to pay off the line of credit and for general working capital needs. The purchaser of the common stock and warrants is a significant stockholder of the Company and is the lender on the line of credit to be paid off by the proceeds.

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

Management believes that the Company will be able to overcome the 1999 working capital deficit and generate positive net cash flows. The following highlights describe significant factors that have occurred in the third quarter of 2000 with respect to continued operations:

    o On September 27, 2000, the Company completed a private placement of common stock and warrants to purchase common stock and received net proceeds of $2,384,803 (see notes to financial statements). The proceeds are to be used to pay off the line of credit and for general working capital needs.

    o In the fourth quarter of 1999, the Company was awarded a five-year subcontract valued at $8.5 million with the Illinois Institute of Technology Research Institute. During the third quarter of 2000, the second year of this contract was awarded to the Company and is expected to provide revenues of approximately $1.5 million. This revenue will be recognized during the fourth quarter of 2000 and the first three-quarters of 2001.

    o At September 30,2000, the Company has approximately twenty-four contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $3.8 million to $6.5 million in revenues over the next two to three years.

 .  o   Management continues to monitor and reduce operating costs.

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

The Company generally derives revenue from two types of customers: those who require a discrete set of services ("short-term projects"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("long-term projects"). More often than not, the Company's customers provide repeat business to the Company. Historically, a majority of the Company's revenues have been earned under short-term projects. However, the Company views long-term projects as the more important source of revenue, and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract duration as milestones are achieved.

The Company also derives revenues from government grants that partially fund the Company's research efforts for its proprietary technologies. All government grants are expense reimbursement grants which provide for reimbursement on a monthly basis of the Company's direct costs incurred in a research project, plus indirect costs stated as a percentage of direct costs.

The Company realized a loss from operations for the three months and nine months ended September 30, 2000 of $308,358 and $299,448, respectively. These results are consistent with the Company's business plan for 2000. The nine month results for 2000 is improved over the loss in the same period in 1999 of $1,592,987 due to an increase of $1,413,342 in revenues from long-term contracts. This improvement reflects managements continuing efforts to identify and obtain long-term contracts.

Results of Operations

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999.

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

Gross revenues increased by $177,824 or 21.6% from $821,809 during the third quarter of 1999 ("the 1999 Quarter") to $999,633 during the third quarter of 2000 ("the 2000 Quarter").

Revenues realized from short-term projects increased $97,609 or 34.1% from $286,364 during the 1999 Quarter to $383,973 during the 2000 Quarter. Even with management's decision to focus on long-term projects, the Company stills views short-term work as a potential revenue source. Historically, net revenues have been earned under short-term projects, however, the Company views long-term projects as the more important source of revenue, (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various long-term projects increased by $83,374 or 16.4%, from $509,122 during the 1999 Quarter to $592,496 during the 2000 Quarter. This increase is primarily due to work being done on nineteen individual projects compared to fourteen projects in progress during the 1999 Quarter. Of the $592,496 in long-term contracts, one major client represents 37.2% of the revenue earned during the quarter. This project was awarded from the Illinois Institute of Technology Research Institute (see "Business Considerations") During the third quarter of 2000, the second year of this contract was awarded to the Company and is expected to provide revenues of approximately $1.5 million. This revenue will be recognized during the fourth quarter of 2000 and the first three-quarters of 2001. The Company's management continues to take an active role in negotiating new contracts.

The Company experienced a modest increase in revenue realized from government grants in the amount of $2,291, or 12.8%, from $17,863 during the 1999 Quarter to $20,154 during the 2000 Quarter. Despite this small increase in revenues from government grants, such revenues are declining as all outstanding grants will be completed in the fourth quarter 2000.

The Company experienced a decrease in revenue realized from AccuTrac in the amount of $5,450, or 64.4%, from $8,460 during the 1999 Quarter to $3,010 during the 2000 Quarter. This decrease is primarily due to purchases in 1999 after the initiation of the product into the market which has not continued in 2000.

Expenses

Cost of Services. Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $110,646, or 20.9%, from $530,098 during the 1999 Quarter to $640,744 during
2000 Quarter. The cost of services as a percentage of revenue was 64.1% and 64.5% during 2000 and 1999, respectively.

Labor costs increased by $167,542, or 88.7%, from $188,957 during the 1999 Quarter to $356,499 during the 2000 Quarter. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development and General and Administrative areas. This reallocation is necessary to support the additional long-term projects currently in progress. The costs for direct materials decreased by $92,423, or 30.2%, from $306,301 during the 1999 Quarter, to $213,878 during the 2000 Quarter. These decreased costs are directly attributable to the winding down of year 1 of the Illinois Institute of Technology Research Institute project. This project during the quarter was more labor intensive and less dependant on materials. Other costs increased by $35,526, or 102.1%, from $34,840 during the 1999 Quarter to $70,366 during the 2000 Quarter. This increase in costs is due to additional postage, repair of general equipment and lease expenditures on equipment.

Sales, General and Administrative. Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $67,842, or 13.8%, from $490,699 during the 1999 Quarter to $558,541 during 2000 Quarter. As a percentage of revenue, these costs were 55.8% and 59.7% during 2000 and 1999, respectively.

Total Compensation and Benefits decreased by $10,323 or 6.9% from $150,050 during the 1999 Quarter to $139,727 during the 2000 Quarter. This decrease is primarily attributable to the reallocation of personnel in the administrative area to work on the subcontract from the Illinois Institute of Technology Research Institute.

Facility costs increased by $16,005 or 40.0% from $39,989 during the 1999 Quarter to $55,994 during the 2000 quarter. This increase is primarily due to higher expenditures related to utility costs during the quarter.

Professional fees increased by $48,849, or 98.2%, from $49,722 during the 1999 Quarter to $98,571 during the 2000 Quarter. This increase is primarily due to the additional expenditures associated with management's proposed acquisition of SRA Life Sciences, Inc. and production costs associated with the annual report. As discussed in note 3 of the notes to the financial statements, management decided in the third quarter to not acquire SRA.

Taxes increased by $7,044, or 34.4%, from $20,463 during the 1999 Quarter to $27,507 during the 2000 Quarter. This increase is primarily due to the revaluation of real estate taxes on the company's facility.

Marketing costs decreased by $11,841 or 29.8%, from $39,745 during the 1999 Quarter to $27,904 during the 2000 Quarter. Reductions in advertising, public relations and payments for consulting services contributed to the decrease in marketing costs.

Research and Development. Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants which are funded from working capital. Total expenditures for these two categories decreased by $62,062, or 66.9%, from $92,703 during the 1999 Quarter to $30,641 during the 2000 Quarter. Total grant-related research and in-house research as a percentage of revenue were 3.1% and 11.3% during 2000 and 1999, respectively.

Expenditures to perform grant-related research activities decreased by $41,253 or 87.8%, from $46,973 during the 1999 Quarter to $5,720 during the 2000 Quarter. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by November 2000.

Expenditures made by the Company for in-house research activities decreased by $20,808 or 45.4%, from $45,730 during the 1999 Quarter to $24,922 during the 2000 Quarter. This decrease is primarily attributable to the reallocation of personnel in the research and development area to work on the subcontract from the Illinois Institute of Technology Research Institute.

Other Income (Expenses)

Interest income to the Company remained relatively flat showing a modest increase of $490 or 6.4% from $7,597 during the 1999 Quarter to $8,087 during the 2000 Quarter. Interest income is derived from investing the unused portion of the funds-realized by the Company from the successful sale (March, 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income is also derived from overnight investments.

Interest costs incurred by the Company during the 1999 and 2000 Quarter's included (1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense increased by $11,609 or 15.6% from $74,543 during the 1999 Quarter to $86,152 during the 2000 Quarter.

Results of Operations

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999.

Revenues

Gross revenues increased by $1,464,014 or 79.3% from $1,846,745 for the nine months ended September 30, 1999 ("the 1999 Period") to $3,310,759 for the nine months ended September 30, 2000. ("the 2000 Period").

Revenues realized from short-term projects increased by $158,558, or 22.1% from $718,958 during the 1999 Period to $877,516 during the 2000 Period. This increase is primarily due to the startup of Paternity testing. Revenues realized from this activity have amounted to $181,159 during the 2000 period compared to $8,550 in the 1999 Period. Historically, a majority of the Company's net revenues have been earned under short-term projects. However, the Company stills views long-term projects as the more important source of revenue, (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various long-term projects increased by $1,413,342 or 152.3%, from $928,263 during the 1999 Period to $2,341,605 during the 2000
Period. Of the total revenue in long-term contracts, one major client represents 50.5% of the revenue earned during the period. This project was awarded from the Illinois Institute of Technology Research Institute (see "Business Considerations"). This five-year subcontract provided approximately $1.1 million in gross cash flow during this fiscal year. During the third quarter of 2000, the second year of this contract was awarded to the Company and is expected to provide revenues of $1.5 million. This revenue will be recognized during the fourth quarter of 2000 and the first three-quarters of 2001. At September 30,2000, the Company has approximately twenty-four contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $3.8 million to $6.5 million in revenues over the next two to three years.

The Company experienced a decrease in revenue realized from government grants in the amount of $77,426, or 48.3%, from $160,264 during the 1999 Period to $82,838 during the 2000 Period. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by November 2000.

The Company experienced a decrease in revenue realized from AccuTrac in the amount of $30,460, or 77.6%, from $39,260 during the 1999 Period to $8,800 during the 2000 Period. This decrease is primarily due to purchases in 1999 after the initiation of the product into the market which was not continued in 2000.

Expenses

Cost of Services. Cost of services consists primarily of labor, laboratory supplies and miscellaneous indirect costs. The cost of services increased by $595,994, or 49.3%, from $1,208,354 during the 1999 Period to $1,804,348 during
2000 Period. The cost of services as a percentage of revenue was 54.5% and 65.4% during 2000 and 1999, respectively.

Labor costs increased by $454,446, or 84.2%, from $539,995 during the 1999 Period to $994,441 during the 2000 Period. This increase reflects a reallocation of the Company's resources to the general operations of the business from the research and development and General and Administrative areas. This reallocation is necessary to support the additional long-term projects currently in progress. The costs for direct materials increased by $83,474, or 14.2%, from $589,656 during the 1999 Period, to $673,130 during the 2000 Period. These increased costs are directly attributable to the increase in revenues. Other costs increased by $58,024, or 73.7%, from $78,753 during the 1999 Period to $136,777 during the 2000 Period. This increase in costs is due to increases in additional postage, maintenance and repairs of equipment and lease expenditures on equipment.

Selling, General and Administrative. Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $295,229, or 17.0%, from $1,741,432 during the 1999 Period to $1,446,203 during 2000 Period.
As a percentage of revenue, these costs were 43.7% and 94.3% during 2000 and 1999, respectively.

Total Compensation and Benefits decreased by $229,623 or 45.4% from $505,705 during the 1999 Period to $276,082 during the 2000 Period. This decrease is primarily attributable to the reallocation of personnel in the administrative area to work on the subcontract from the Illinois Institute of Technology Research Institute.

Professional fees increased by $72,838, or 40.8%, from $178,633 during the 1999 Period to $251,471 during the 2000 Period. This increase is primarily due to the additional expenditures associated with management's proposed acquisition of SRA Life Sciences, Inc. and production costs associated with the annual report. As discussed in note 3 of the notes to the financial statements, management decided in the third quarter to not acquire SRA.

Taxes increased by $13,378, or 21.6%, from $62,014 during the 1999 Period to $75,392 during the 2000 Period. This increase is primarily due to the revaluation of real estate taxes on the Company's facility.

Depreciation increased by $26,179, or 6.6%, from $397,652 during the 1999 Period to $423,831 during the 2000 Period. This increase is primarily due to the purchases of new equipment during the period.

Office expenses increased by $21,580, or 28.5%, from $75,736 during the 1999 Period to $97,316 during the 2000 Period. This increase is primarily due to additional supplies needed to support the operations of the Company.

Marketing costs decreased by $168,527 or 71.4%, from $236,157 during the 1999 Period to $67,630 during the 2000 Period. Reductions in advertising, public relations and payments for consulting services contributed to the decrease in marketing costs.

Sales costs decreased by $34,447 or 56.6%, from $60,815 during the 1999 Period to $26,368 during the 2000 Period. Reorganization of the sales department contributed to the decrease in costs.

Research and Development. Research and development costs within the Company fall into two general categories: grant-related research and development and in-house research and development. These categories are distinguished by those performed in support of government grant-sponsored programs, and those performed in the absence of such grants which are funded from working capital. Total expenditures for these two categories decreased by $207,399, or 61.0%, from $339,809 during the 1999 Period to $132,410 during the 2000 Period. Total grant-related research and in-house research as a percentage of revenue were 4.0% and 18.4% during 2000 and 1999, respectively.

Expenditures to perform grant-related research activities decreased by $112,669 or 64.9%, from $173,656 during the 1999 Period to $60,987 during the 2000 Period. This decrease is primarily due to the elimination of two of the three grants. The Company anticipates completion of the remaining project by November 2000.

Expenditures made by the Company for in-house research activities decreased by $94,730 or 57.0%, from $166,153 during the 1999 Period to $71,423 during the 2000 Period. This decrease is primarily attributable to the reallocation of personnel in the research and development area to work on the subcontract from the Illinois Institute of Technology Research Institute.

Other Income (Expenses)

Interest income to the Company decreased by $49,075, or 65.6% from $74,823 during the 1999 Period to $25,748 during the 2000 Period. Interest income has been derived from investing the unused portion of the funds realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income on this segment decreased due to the reduction in funds used for the completion of the project. Other income decreased primarily due to the termination of funding from the Virginia Business Assistance Program (Workforce Services) for the training of new employees.

Interest costs incurred by the Company during the 1999 and 2000 Period's included (1) interest paid to financial institutions for loans made to the

Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense increased by $28,034 or 12.5% from $224,960 during the 1999 Period to $252,994 during the 2000 Period.

Liquidity and Capital Resources

The 2000 Period reflected a decrease in cash of $240,853 from operating activities, as compared to a decrease of $1,787,557 from operating activities during the 1999 Period. The significant cash outflow for 1999 was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. The cost outlays in 1999 were made possible by capital realized from the Company's private placement of convertible notes and initial public offering of public stock.

Net working capital (deficit) as of September 30, 2000 and December 31, 1999 was $2,300,952 and ($407,290) respectively. This increase is a direct result of additional record revenues for the Company as well as significant cost cutting measures adopted by management. In addition, on September 27, 2000, the Company completed a private placement of common stock and warrants to purchase common stock and received net proceeds of $2,384,803 (see notes to financial statements). The proceeds are to pay off the line of credit and for general working capital needs.

The Company continues to search for long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million and has provided approximately $1.1 million in gross cash flow for the 2000 Period. During the third quarter of 2000, the second year of this contract was awarded to the Company and is expected to provide revenues of approximately $1.5 million. This revenue will be recognized during the fourth quarter of 2000 and the first three-quarters in 2001.

At September 30,2000, the Company has approximately twenty-four contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $3.8 million to $6.5 million in revenues over the next two to three years.

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

    o the development and implementation of the Company's long-term business goals,

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


Item 2.  Changes in Securities and Use of Proceeds

      Not applicable.


Item 3.  Defaults Upon Senior Securities

      On September 27, 2000, the Company completed a private placement of 348,000 shares of common stock at a purchase price of $7.471 per share and warrants to purchase an additional 348,000 shares of common stock. The warrants are divided into two equal portions with one half having the right to purchase one share of common stock at a price of $6.50 per share for a period of eighteen months, and the other half having the right to purchase one share of common stock at a purchase price of $6.50 per share for a period of five years.

      This transaction was exempt from federal securities registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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


     (b) Reports on Form 8-K. On September 27, 2000, a report on Form 8-K was filed in reference to the completion of the $2.6 million private placement of common stock and warrants to purchase common stock.

                                 SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMONWEALTH BIOTECHNOLOGIES, INC.



                               By:   /s/ James H. Brennan
                               -------------------------------------------------
                                     James H. Brennan
                                     Controller and Principal Accounting Officer

November 14, 2000

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

------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)    Filed herewith.