Form 10-K
period 2000-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2001-04-02
CIK 1042418

                                  FORM 10-KSB


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000


              [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___


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


 Securities registered pursuant to Section 12(b) of the Act:       Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, without par value per share                                            None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

     The issuer's revenues for the year ended December 31, 2000 were $4,366,959.

     The aggregate market value of the shares of common stock, without par value ("Common Stock"), of the registrant held by non-affiliates on March 29, 2001 was approximately $7,785,615 based upon the closing sales price of these shares of $3.75 per share, as reported on the Nasdaq SmallCap Market on March 29, 2001.

     As of March 29, 2000 there were 2,076,164 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 7, 2001 are incorporated by reference into Part III of this Form 10-KSB.

     Portions of the registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one:) Yes ___  No  X.
                                                                            ---

                                    PART I

Item 1.   Description of Business
          -----------------------

Overview

Commonwealth Biotechnologies, Inc (the "Company" or "CBI") was founded in 1992 to provide sophisticated research and development support services on a contract basis to the biotechnology industry. The Company's customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for health care, agricultural and other purposes. The Company's revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world.

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

The Company's approach to providing services is called Concept-to-Clinic and is the key to CBI's continued success. It defines the approach taken with all clients - design, development, implementation and testing. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through clinical regulation, CBI stands ready as partner of choice to provide the required services that ensures success. The use of Concept-to-Clinic is evidenced in the broad array of services CBI offers its clients.

Growth Strategy

     The Company's strategy for growth includes:

     Expansion of its Analytical Instrumentation Capacity. The Company believes
     ----------------------------------------------------
     there is significant demand for additional services of the type the Company currently offers. The Company's capacity to service this demand has been enhanced by its acquisition of state-of-the-art instrumentation. The Company continues to improve profit margins on its technology base through use of more efficient and automated instrumentation.

     Expansion of its Marketing Capabilities. The Company has expanded its
     ---------------------------------------
     customer base primarily through placement of print-ads in several periodicals and industry sourcebooks, by attendance at a limited number of trade shows, seminars and meetings, through its own World Wide Web Home Page, and by word- of-mouth recommendations. The Company has increased its print-ad marketing and will continue to utilize these other strategies to attract customers.

     Regulatory Compliance. The Company has been registered under the Clinical
     ---------------------
     Laboratories Improvement Act (CLIA). Registration under the CLIA guidelines enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers.

        The Company was accredited under the guidelines of the National Forensic Science Technology Center, (NFSTC), to perform DNA identity testing for submission of data into the Combined DNA Index System (CODIS) data base, and is one of a select few commercial facilities nationwide accredited by the NFSTC to perform criminal (felony) DNA database testing for submission into the FBI CODIS database.

        The Company is accredited by the American Association of Blood Banks
        (AABB) and the Company has participated in a validation study through the College of American Pathologists (CAP). Accreditation by the AABB enables the Company to perform paternity testing on private and public cases.

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

        These various accreditations enhance the Company's position in the marketplace and bolster its Concept-to-Clinic offerings. In addition to managing clinical trial work, the Company has the capacity to perform the associated lab services and the results of these lab analyses will be acceptable to the regulatory authorities.

        Expansion into New Service Technologies. CBI's growth is attributed in
        ---------------------------------------
        part to its focus on signing long-term contractual clients. For example, two long-term clients have signed continuing contracts for 2001. CBI continues to serve as subcontractor to the Illinois Institute of Technology Research Institute (IITRI) for proprietary protocol development work. This contract was valued at over $1.3 million for 2000 and is expected to bring nearly $8 million to the Company over its five-year term. CBI is the prime contractor for a second sponsor, which focuses on research aimed at identifying novel molecules. This contract is valued at about $1 million for a one-year period. These contracts represent unique opportunities for CBI in that the work involves nearly every employee at the Company and involves virtually every technology.

        CBI must develop new technologies to service these and other contracts. New technologies are expected to bring additional revenue to the Company when they are commercialized. In addition to contractual research, in the past year several technology platforms have produced notable results at CBI. In the coming year still other platforms promise to play equally exciting roles in CBI's growth. Some of these technologies are discussed below.

        Paternity Testing

        There has been a dramatic and constant increase in the number of private paternity cases implemented at CBI. The Company routinely processes upwards of 125 inquiries per month. This workload generates nearly a 1000% increase in revenue compared to 1999. CBI is recognized worldwide for its expertise in this area. The company routinely receives samples from the Pacific Rim countries for analysis as a result of service agreements it has with Korean and Japanese companies. In 2000 CBI received accreditation from the American Association of Blood Banks and renewed its accreditation with the National Forensic Science Technology Council.

        Genotyping Services

        CBI implemented rapid and novel techniques for genotyping analysis in 2000 that have been applied to cell culture lines. Consequently, the company performs identity and lineage analysis on different cell lines for various clients. Total revenue derived from genotyping services alone increased 1000% compared to 1999. CBI anticipates these techniques to continue to positively impact profitability in the future.

        Drug Development

        CBI implemented Drug Development as a new technology platform in January 2001. This technology complements its current inventory of services and allows CBI to offer complete development of potential human pharmaceuticals, from conception through pre-clinical trials and onto early phase clinical trials (I and II). Drug Development is a primary focus for CBI's new Concept-to-Clinic mission and marketing approach. To launch this service, the company initially sought to acquire a small firm that specializes in the field. However, discussions halted once the due diligence process revealed disappointing revenue information. CBI then negotiated to simply acquire the firm's existing contracts. The Company also retained key expert personnel. CBI is now fully operational in Drug Development capabilities, and is currently identifying new clients and contracts.

        Genome Services

        In 2000 CBI implemented a state-of-the-art genomics platform. The services CBI offers include DNA genome-scale sequence determination, real time PCR analysis, array technologies and bioinformatics processes. CBI began a collaborative project to sequence the genome of the microbial pathogen Streptococcus Sanguis under the auspices of a federally funded grant from the National Institutes of Health.

        Proteomics

        CBI has already acquired the instrumentation necessary to become a center for proteomic study. (The proteome is the spectrum of proteins produced by an organism.) Proteomics is the principle end target of genomic analysis, where function is ascribed to proteins, which are revealed through genomic sequence determination. With publication of the human as well as other organisms' genetic road map, proteomics will rapidly become the leading technology platform leading to new drugs for human diseases. Having a proteomics platform positions CBI to assist clients who wish to capitalize on the wealth of DNA sequence information in the public domain. CBI has integrated molecular modeling, bioorganic synthesis, over-expression and protein purification services within its proteomic platform.

Analytical Support Services

In order to analyze and experiment with cell components and macromolecules, researchers need to analyze, sequence, purify, synthesize, and characterize those components. Thus, the Company's business is dependent upon the use of sophisticated, analytical equipment. In light of increasing cost pressures, many companies, universities, and research institutions seek to avoid incurring the costs to equip and staff laboratories, which can perform these analytical services. Instead, they choose to contract with the Company for these services.

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

Customers

The Company's customers are private companies, academic institutions and government agencies throughout the world. Virtually all the Company's customers are engaged in life sciences research, and use our technologies to provide data and results, which support their individual research programs. As of December 2000 CBI now boasts over 1900 clients in over 850 institutions worldwide.

CBI's Contract Research Organization ("CRO") Clients

CBI's clients are from private companies, academic institutions and government agencies across the globe. Virtually all CBI's clients are engaged in life sciences research. They use CBI's technologies to provide data and results to support their individual research programs. As of December 2000 nearly 80% of CBI's clients were private companies. CBI adds about 20 new clients per month.

CBI has made a conscious effort to redefine its client base. Through its aggressive marketing efforts, CBI has successfully changed its image from a "menu" driven company (where a client might order one or two analyses) to a "project oriented" company (where a client contracts with CBI to move a project from conception to practice). In the evolution of CBI's business and as prices and technologies changed, it became increasingly clear to the Company that it would be very difficult to sustain business if CBI had to rely on investigators who provided individual samples for analysis. It was simply not economically viable to consider nurturing growth on the basis of orders for individual analyses or individual orders for a limited DNA sequencing project. The only answer was large-scale, solution-oriented, one-stop shopping.

Operations

Requests for quotes from potential customers are received via phone, e-mail, from the Company's World Wide Web page, or by hard copy directed to the Company's business coordinator or laboratory manager. All inquiries are answered by direct mail of the Company brochure and price lists, with follow up phone calls, where appropriate. Price quotes for small projects or scientists who possess the expertise necessary to respond appropriately generate routine analytical procedures. Quotes for more complex projects are developed collaboratively by the Company personnel having the requisite expertise. Most quotations are sent back to the inquiring scientist within one working day.

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

As a commercial contracts is completed, progress reports are usually sent to the customer detailing the results found to date, and the conclusions to be drawn. If the project is relatively straightforward, such as an amino acid analysis, spectroscopy, or DNA sequence analysis, the results are faxed or e-mailed to the customer prior to sending the customer the hard copy of the results. If the project involves a synthesis of a peptide or oligonucleotide, for example, the product is sent to the customer by express mail service. A data sheet accompanies every product, which details the physicochemical properties of the compound, including the results of all analytical tests performed which support the claimed purity and composition. The customer is invoiced upon completion of the work, or at particular points in the work program. The customer pays for the analytical services provided in accordance with the Company's standard fee structure and typically retains all rights to any intellectual property resulting from the analysis.

All data generated at the Company are archived for the customer. Where appropriate, the data are archived on selected storage media, such as back up tapes or computer disks. A file is maintained for every customer, and these files are also archived. The Company employs appropriate security measures to ensure the confidentiality of customer information.

The Company operates under strict Standard Operating Protocols ("SOPs") which detail the particular technologies used to complete the work in progress. SOPs are made available to the customer upon request. In addition, the Company's technical team follows standard operating procedures, which help to produce consistent, high quality results.

Proprietary Research and Development

CBI has developed its own intellectual properties that promise to add a significant revenue stream to the company when they are fully commercialized.

HepArrest(TM) is intended for use in acute surgical situations where the anticoagulant effects of Heparin must be reversed. When surgery is concluded, restoration of clotting function is critical to prevent unwanted bleeding and related post-operative complications. CBI has completed virtually all pre-clinical laboratory studies necessary to file its own investigational new drug application ("IND") for HepArrest(TM). With implementation of its Drug Development platform, CBI is positioned to move HepArrest(TM) through the regulatory compliance process. Concomitantly, the Company is seeking a licensing partner who will complete the IND and clinical trial process on its behalf. United States patents have been issued for HepArrest(TM). National patent filings for the product are pending in Europe, Canada and Japan, the three largest potential markets for HepArrest(TM) outside of the United States. Even if a new product were to be developed shortly, HepArrest(TM) is considerably further along in the commercialization process. If HepArrest(TM) comes to market and continues to perform in clinical trials as it has in pre-clinical trials, it is not unimaginable that HepArrest(TM) could capture a significant market share.

In August 2000 the US patent for AccuTrac(TM) was issued to CBI. AccuTrac(TM) is a laboratory reagent, which facilitates the process of automated DNA sequence analysis. CBI is selling AccuTrac(TM) worldwide and under non-exclusive license through Cosmo Bio Co., Ltd. of Tokyo, Japan. The Company is currently negotiating additional non-exclusive license agreements while continuing to market and directly sell the reagent.

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

Human Resources

The Company currently has 43 full time employees including 8 employees in administration, marketing, sales, and customer relations, 2 computer network specialists, 10 employees in research and development, and 23 employees in laboratory operations; some employees in research and development also participate in laboratory operations. Eleven of the Company's employees hold doctorate degrees, and 7 have Master's degrees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

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

Item 2.  Description of Property
         -----------------------

Facilities

Construction of the Company's present facility was completed in November, 1998 at an overall cost of about $ 5.1 million financed primarily through the Virginia Small Business Financing Authority which issued $4,000,000 in tax exempt industrial revenue bonds for the benefit of the Company. The Company's facility, located in Richmond, Virginia, encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space, which was purposefully left undeveloped to accommodate new technologies as they come on board.

The Company took possession of its current facility in late November 1998, and all labs were fully operational in the facility by mid December 1998.

Item 3.  Legal Proceedings
         -----------------

On November 22, 2000, the Company filed a complaint in the United States District Court for the Eastern District of Virginia, Richmond Division, styled Commonwealth Biotechnologies, Inc. v. PE Corporation, d/b/a Applied Biosystems Group (f/k/a PE Biosystems Group), The Gel Company and Genome Therapeutics Corporation, in which the Company seeks unspecified damages and injunctive relief for alleged patent infringement, misappropriation of trade secrets and antitrust violations relating to the Company's patent (U.S. Patent No. 6,110,683) for its AccuTrac DNA lane tracking dye technology. The defendants in this matter have filed a counterclaim requesting a dismissal of the Company's claim and asserting the invalidity of the Company's patent.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        On October 27, 2000, the Company held a Special Meeting of Shareholders. The following were the results of the meeting:

        (1) The shareholders elected L. McCarthy Downs, III as a Class II director to serve until the Company's Annual Meeting of Shareholders in 2002 or until his successor is elected and shall have qualified. The votes were as follows:

                                                         Votes Withheld /
         Votes Cast For      Votes Cast Against          Broker Non-Votes
         --------------      ------------------          ----------------

           1,493,477               --                         60,117


        The following directors have terms of office as directors that continued after the Special Meeting of Shareholders: Raymond Harold Cypess (Class I serving until 2001); Thomas R. Reynolds (Class I serving until 2001); Robert B. Harris, Ph.D. (Class II serving until 2002); Richard J. Freer, Ph.D. (Class III serving until 2003); and George F. Allen (Class III serving until 2003). Mr. Allen has since resigned from the Board of Directors to serve as a United States Senator from the Commonwealth of Virginia.

     (2) The shareholders approved the Company's 2000 Stock Incentive Plan. The votes were as follows:
                                                           Votes Withheld /
         Votes Cast For        Votes Cast Against          Broker Non-Votes
         --------------        ------------------          ----------------

            514,597                  105,503                     929,643


     (3) The shareholders failed to approve of an amendment to the Company's Articles of Incorporation to authorize a new class of undesignated preferred stock, without par value per share, consisting of 2,000,000 shares of preferred stock. The votes were as follows:

                                                           Votes Withheld /
         Votes Cast For        Votes Cast Against          Broker Non-Votes
         --------------        ------------------          ----------------

            534,925                   85,625                     929,643



                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
          --------------------------------------------------------

Market Information

The information set forth on page 9 of the Company's 2000 Annual Report to Shareholders under the caption "Market for Common Equity" is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The information set forth on pages 9 through 18 of the Company's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.   Financial Statements
          --------------------

The Company's financial statements and the related notes thereto, together with the report of McGladrey & Pullen, LLP, set forth on pages 19 through 30 of the Company's 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

Directors

The information relating to the directors of the Company set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on May 7,2001 (the "Proxy Statement") under the caption "Proposal 1: Election of Directors" is incorporated herein by reference.

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

Item 10.  Executive Compensation
          ----------------------

The information set forth in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information set forth in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof" is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

     (a)     Exhibits

      Exhibit
      Number                       Description of Exhibit
      ------                       ----------------------
        3.1      Amended and Restated Articles of Incorporation (1)
        3.2      Amended and Restated Bylaws (1)
        4.1      Form of Common Stock Certificate (1)
        4.2      Form of Underwriter's Warrant, as amended (1)
        4.3      Form of Management Warrant, as amended (1)
       10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated ("A&S") (1)
       10.2      Warrant Agreement between the Company and A&S (1)
       10.3 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
       10.4 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
       10.5 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
       10.6      Employment Agreement for Richard J. Freer (1)
       10.7      Employment Agreement for Thomas R. Reynolds (1)
       10.8      Employment Agreement for Robert B. Harris (1)
       10.9      Executive Severance Agreement for Richard J. Freer (1)
       10.10     Executive Severance Agreement for Thomas R. Reynolds (1)
       10.11     Executive Severance Agreement for Robert B. Harris (1)
       10.12     1997 Stock Incentive Plan, as amended (1)
       10.13 Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)
       13.1 Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 incorporated in Form 10-KSB (3)
       23.1      Letter of Consent from McGladrey & Pullen LLP (3)


___________________
     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.

     (2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.

     (3)  Filed herewith.

                 Executive Compensation Plans and Arrangements

          The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

     1.   Warrant Agreement between the Company and Richard J. Freer, as amended
          (1)
     2. Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
     3.   Warrant Agreement between the Company and Robert B. Harris, as amended
          (1)
     4.   Employment Agreement between the Company and Richard J. Freer (1)
     5.   Employment Agreement between the Company and Thomas R. Reynolds (1)
     6.   Employment Agreement between the Company and Robert B. Harris (1)
     7.   Executive Severance Agreement between the Company and Richard J. Freer
          (1)
     8. Executive Severance Agreement between the Company and Thomas R. Reynolds (1)
     9.   Executive Severance Agreement between the Company and Robert B. Harris
          (1)
     10.  1997 Stock Incentive Plan (1)
     11.  2000 Stock Incentive Plan (2)

------------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, and incorporated by reference herein.

2) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, Registration No. 333-51074, and incorporated by reference herein.

     (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      COMMONWEALTH BIOTECHNOLOGIES, INC.

Date: March 30, 2001                    By: /s/ Robert B. Harris, Ph.D.
                                            ---------------------------
                                            Robert B. Harris, Ph.D
                                            President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                             Title(s)                              Date
         ----                             --------                              ----
/s/ Richard J. Freer, Ph.D.         Chairman and Director                   March 30, 2001
---------------------------
    Richard J. Freer, Ph.D.         (Principal Executive Officer)


/s/ Robert B. Harris, Ph.D.         President and Director                  March 30, 2001
---------------------------
    Robert B. Harris, Ph.D.


/s/ Thomas R. Reynolds              Senior Vice President,                  March 30, 2001
-----------------------
    Thomas R. Reynolds,             Secretary and Director


/s/ James H. Brennan                Controller (Principal                   March 30, 2001
---------------------
    James H. Brennan                Financial and Accounting Officer)


/s/ L. McCarthy Downs, III          Director                                March 30, 2001
--------------------------
    L. McCarthy Downs, III


                                    Director                                March 30, 2001
-----------------------------
    Dr. Raymond Harold Cypess


/s/ Samuel P. Sears, Jr.            Director                                March 30, 2001
------------------------
    Samuel P. Sears, Jr.


/s/ Dr. Donald McAfee               Director                                March 30, 2001
---------------------
    Dr. Donald McAfee


/s/ Everette G. Allen, Jr.          Director                                March 30, 2001
--------------------------
    Everette G. Allen Jr.