Form 10QSB
period 2001-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2001-05-15
CIK 1042418

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2001

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
                   _________________________________________

  Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -------    -------

  As of May 14, 2001, 2,076,164 shares of common stock, no par value, of the registrant were outstanding.

  Transitional Small Business Disclosure Format (Check one) Yes:       No:  X
                                                                -----     -----

                                     PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       Commonwealth Biotechnologies, Inc.
                                 Balance Sheets

-----------------------------------------------------------------------------------------------------------

                                                                                March 31,      December 31,
                                                                                  2001             2000
                                                                           ----------------  --------------
                                                                               (Unaudited)     (Note 1)
Assets
Current Assets
    Cash and cash equivalents                                                  $   248,580      $   587,156
    Accounts receivable                                                            830,481          792,071
    Investments                                                                    525,326          995,789
    Prepaid expenses and inventory                                                 313,983           94,866
-----------------------------------------------------------------------------------------------------------
        Total current assets                                                     1,918,370        2,469,882
-----------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                      7,091,282        7,153,852
Other Assets
    Restricted cash                                                                457,570          445,020
    Bond issue costs, net                                                          236,007          238,693
    Contract acquisition costs                                                     137,285           33,047
    Deposits                                                                         -----            3,200
-----------------------------------------------------------------------------------------------------------
        Total other assets                                                         830,862          719,960
-----------------------------------------------------------------------------------------------------------

                                                                               $ 9,840,514      $10,343,694
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
    Demand note payable                                                        $   119,680      $   134,680
    Current maturities of long term debt and capital lease                         212,080          207,431
    Accounts payable and other current liabilities                                 654,201          548,914
    Deferred revenue                                                                19,334           25,718
-----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                1,005,295          916,743
-----------------------------------------------------------------------------------------------------------
Long Term Debt
    Bonds payable                                                                3,825,000        3,915,000
    Capital lease                                                                  133,398          162,386
-----------------------------------------------------------------------------------------------------------
        Total long term debt                                                     3,958,398        4,077,386
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, no par value, 10,000,000 shares authorized                             -                -
        March 31, 2001- 2,076,164; December 31, 2000 - 2,076,164
        shares issued and outstanding
    Additional paid-in capital                                                  11,905,864       11,905,864
    Accumulated deficit                                                         (7,039,650)      (6,565,155)
    Accumulated other comprehensive income                                          10,607            8,856
        Total stockholders' equity                                               4,876,821        5,349,565
-----------------------------------------------------------------------------------------------------------

                                                                               $ 9,840,514      $10,343,694
-----------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Operations

-------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended
                                                                      -----------------------------
                                                                           March 31,      March 31,
                                                                              2001           2000
                                                                      -----------------------------
                                                                                 (Unaudited)

Revenue
Lab services                                                              $  140,982     $  180,057
Commercial contracts                                                         648,375        399,657
Government contracts                                                         470,471        563,795
Genetic identity                                                              75,304         38,882
Clinical services                                                             24,600         ------
Product sales                                                                  2,520          3,160
Other revenue                                                                  1,235            330
---------------------------------------------------------------------------------------------------

        Total revenue                                                      1,363,487      1,185,881
---------------------------------------------------------------------------------------------------

Cost of Services
Direct Labor                                                                 358,351        270,210
Direct Materials                                                             202,583        141,677
Subcontractor Costs                                                           93,176         10,640
Overhead                                                                     482,023        347,721
Other                                                                         48,532          2,686
---------------------------------------------------------------------------------------------------

        Total Cost of Services                                             1,184,665        772,934
---------------------------------------------------------------------------------------------------

Selling, General & Administrative                                            623,715        260,548
---------------------------------------------------------------------------------------------------

Operating income (loss)                                                     (444,893)       152,399

Other income (expense)
    Interest expense                                                         (69,946)       (82,645)
    Interest income                                                           40,344          6,922
---------------------------------------------------------------------------------------------------

        Total other income (expense)                                         (29,602)       (75,723)
---------------------------------------------------------------------------------------------------

Net income (loss)                                                         $ (474,495)    $   76,676
---------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share                                        $(0.23)         $0.05
Diluted earnings (loss) per common share                                      $(0.23)         $0.04
---------------------------------------------------------------------------------------------------


See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                              --------------------------------------------
                                                                                  March 31, 2001            March 31, 2000
                                                                              ------------------          ----------------
                                                                                                (Unaudited)
Cash flows from operating activities

Net income (loss)                                                                     $(474,495)                  $ 76,676
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
    Depreciation and amortization                                                        207,971                   144,978
    Realized gains on sale of investments                                                (11,922)                      --
    Changes in assets and liabilities:
        Accounts receivable                                                              (38,410)                  (77,685)
        Prepaid expenses and inventory                                                  (219,117)                  (98,797)
        Accounts payable and accrued expenses                                            105,287                    18,481
        Deferred revenue                                                                  (6,384)                   38,724
        Deposits                                                                           3,200                      --
--------------------------------------------------------------------------------------------------------------------------

Net cash  provided by (used in) operating activities                                    (433,870)                  102,377
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Contract acquisition costs                                                              (150,000)                      --
Purchases of debt securities, available for sale                                        (296,889)                      --
Sale of debt securities, available for sale                                              781,464
Purchases of property, plant and equipment                                               (97,392)                  (45,536)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                      237,183                   (45,536)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from issuance of common stock                                                      --                     602,725
Principal payments on long term debt, note payable and capital lease obligation         (129,339)                  (32,044)
Restricted cash                                                                          (12,550)                   (5,518)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     (141,889)                  565,163
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                    (338,576)                  622,004
Cash and cash equivalents, beginning of period                                           587,156                    31,630
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                $  248,580                  $653,634
--------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
    Cash payments for interest                                                        $  226,865                  $ 76,644
--------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities
    Capital lease obligation incurred for use of equipment                            $     --                    $ 90,250
--------------------------------------------------------------------------------------------------------------------------


See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                         Notes To Financial Statements


Note 1.   Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2000, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three months ended March 31,2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2.   Earnings (Loss) Per Share

The Company follows the guidance provided in FASB Statement No. 128 which requires dual presentation of basic and diluted earnings per share with a reconciliation of the numerator and denominator of the earnings per share computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding are as follows:


                                       Three months ended March 31,
                                            2001         2000
                                         ---------   ----------
Weighted average shares outstanding
  shares used for basic EPS              2,076,164    1,682,326
Plus incremental shares from assumed
 issuance of stock options                       -      224,962
                                        ----------   ----------

Weighted average outstanding shares
  used for diluted EPS                   2,076,164    1,907,288
                                        ==========    =========


Net Income (loss)                       $ (474,495)  $   76,676
                                        ==========   ==========

Basic earnings (loss) per share         $     (.23)  $      .05
                                        ==========   ==========
Diluted earnings (loss) per share       $     (.23)  $      .04
                                        ==========   ==========

Note 3.   Contract Purchase

On January 1, 2001, the Company purchased contracts and rights to pending contracts held by the drug development group of SRA Life Sciences, Inc. of Falls Church, Virginia for $150,000. In connection with this purchase, the Company incurred acquisition costs, during 2000, totaling $33,047. These costs have been capitalized and will be amortized over the life of the contracts which all expire in 2001.

Note 4.   Business Considerations

In June 1997, the Company sold 60 convertible subordinated notes, with a principal amount of $50,000, in a private placement offering at an offering price of $50,000 per note. Each note was automatically converted into a minimum of 8,333.33 shares of the Company's stock at the closing of the Company's initial public offering (IPO). The Company received proceeds of $2,626,269, net underwriting and other offering costs.

Upon closing of the private placement offering, the Company issued warrants to management for the purchase of 100,000 shares of common stock. The warrants are exercisable for a period of ten years at an exercise price of $9.90 per share.

In October 1997, the Company closed its initial public offering (IPO) and received net proceeds of $5,417,578, net of underwriting and other costs. In connection with the IPO, the underwriters purchased warrants for 101,500 shares of common stock. The warrants are exercisable for a period of five years at an exercise price of $9.90 per share.

Since 1997 and through 2000, the Company has incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 1999, these deficits were substantially funded through use of funds obtained from the private placement and the IPO. The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of Industrial Revenue Development Bonds. On September 27, 2000 the Company completed a private placement of 348,000 shares of common stock and warrants that provided net proceeds of $2,350,397. The proceeds received from the private placement were used to pay off the line of credit and to fund general working capital needs.

The Company's financial position has improved from prior years and management believed that the Company would be able to generate positive net cash flows from new and existing contracts and by continued monitoring and reduction of operating costs in 2001. However, the Company experienced a significant loss in the first quarter of 2001 that was larger than expected. Cash flows from new and existing contracts that were expected to occur in the first Quarter either were postponed to subsequent periods or did not materialize. As a result, management is seeking sources of new capital, which it believes will be necessary to fund future operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the Company's Financial Statements and Notes included herein.

Business Considerations

In June 1997, the Company sold 60 convertible subordinated notes, with a principal amount of $50,000, in a private placement offering at an offering price of $50,000 per note. Each note was automatically converted into a minimum of 8,333.33 shares of the Company's stock at the closing of the Company's initial public offering (IPO). The Company received proceeds of $2,626,269, net underwriting and other offering costs.

Upon closing of the private placement offering, the Company issued warrants to management for the purchase of 100,000 shares of common stock. The warrants are exercisable for a period of ten years at an exercise price of $9.90 per share.

In October 1997, the Company closed its initial public offering (IPO) and received net proceeds of $5,417,578, net of underwriting and other costs. In connection with the IPO, the underwriters purchased warrants for 101,500 shares of common stock. The warrants are are exercisable for a period of five years at an exercise price of $9.90 per share.

Since 1997 and through 2000, the Company has incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 1999, these deficits were substantially funded through use of funds obtained from the private placement and the IPO. The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of Industrial Revenue Development Bonds. On September 27, 2000 the Company completed a private placement of 348,000 shares of common stock and warrants that provided net proceeds of $2,350,397. The proceeds received from the private placement were used to pay off the line of credit and to fund general working capital needs.

The Company's financial position has improved from prior years and management believed that the Company would be able to generate positive net cash flows from new and existing contracts and by continued monitoring and reduction of operating costs in 2001. However, the Company experienced a significant loss in the first quarter of 2001 that was larger than expected. Cash flows from new and existing contracts that were expected to occur in the first quarter either were postponed to subsequent periods or did not materialize. As a result, management is seeking sources of new capital, which it believes will be necessary to fund future operations.

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

The Company generally derives revenue from two types of customers: those who require a discrete set of services ("lab services"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("commercial and government contracts"). More often than not, the Company's customers provide repeat business to the Company. The Company views commercial and government contracts as the more important source of revenue, and has continued to focus its efforts on identifying these customers. These contracts generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract duration as milestones are achieved.

The Company also derives revenues from genetic identity and clinical services. There has been a dramatic and constant increase in the number of private paternity cases implemented at the Company. The Company routinely processes upwards of 125 inquiries per month. The Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. Consequently, the company performs identity and lineage analysis on different cell lines for various clients.

Another source of revenue implemented in January 2001 was that of the Company contracts and rights to pending contracts held by the drug development group of SRA Life Sciences, Inc. of Falls Church, Virginia. This technology complements its current inventory of services and allows CBI to offer complete development of potential human pharmaceuticals, from conception through pre-clinical trials and onto early phase clinical trials (I and II). Drug Development is a primary focus for the Company's new Concept-to-Clinic mission and marketing approach.

The Company realized a loss from operations for the three months ended March 31, 2001 of $474,495. These results were not expected in the Company's business plan and resulted because certain new and existing contracts did not produce expected revenues as they were either postponed to subsequent periods or did not materialize. The Company believes losses from operations will continue for the foreseeable future.





Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000.

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

Gross revenues increased by $177,606 or 15.0% from $1,185,881 during the first quarter of 2000 (the "2000 Quarter") to $1,363,487 during first quarter of 2001 (the "2001 Quarter").

Revenues realized from lab services decreased by $39,075 or 21.7% from $180,057 during the 2000 Quarter to $140,982 during the 2001 Quarter. Even with management's decision to focus on commercial and government projects, the Company continues to view lab services as a potential revenue source. Historically, net revenues have been earned from lab services, however, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts increased by $248,718 or 62.2%, from $399,657 during the 2000 Quarter to $648,375 during the 2001 Quarter. This increase is primarily due to work being done on thirty-seven individual projects compared to sixteen projects in progress during the 2000 Quarter. Of the $648,375 in commercial contracts one major client represents 30.2% of the revenue earned during the 2001 Quarter.

Revenues realized from various government contracts decreased by $93,324 or 16.5%, from $563,795 during the 2000 Quarter to $470,471 during the 2001 Quarter. This category primarily consists of the project that was awarded from the Illinois Institute of Technology Research Institute (see "Business Considerations"). During the third Quarter of 2000, the second year of this contract was awarded to the Company and is expected to provide revenues of approximately $1.2 million which is less than it was in the prior period. This revenue will be recognized during the first three quarters of 2001. The Company's management continues to take an active role in negotiating new contracts.

Revenues realized from various genetic testing increased by $36,422 or 93.7%, from $38,882 during the 2000 Quarter to $75,304 during the 2001 Quarter. This increase is due to a dramatic and constant increase in the number of private paternity cases during the 2001 Quarter.

In 2001, the Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. Consequently, the company performs identity and lineage analysis on different cell lines for various clients. Total revenue derived from genotyping services alone amounted to $24,600 during the 2001 Quarter.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of goods increased by $411,731, or 53.3%, from $772,934 during the 2000 Quarter to $1,184,665 during 2001 Quarter. The cost of services as a percentage of revenue was 86.8% and 62.5% during the 2001 and 2000 quarters, respectively.

Labor costs increased by $88,141, or 32.6%, from $270,210 during the 2000 Quarter to $358,351 during the 2001 Quarter. This increase reflects a reallocation of the Company's resources to the general operations of the business from the General and Administrative areas.

The costs for direct materials increased by $60,906, or 43.0%, from $141,677 during the 2000 Quarter, to $202,583 during the 2001 Quarter. These increased costs are directly attributable to the increase of revenue generated by the Company.

Subcontractor costs increased by $82,536, or 775.7%, from $10,640 during the 2000 Quarter to $93,176 during the 2001 Quarter. This increase is due to costs incurred from subcontractors in the new drug development activity.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $134,302, or 38.6%, from $347,721 during the 2000 Quarter to $482,023 during the 2001 Quarter.

Sales, General and Administrative

Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $363,167, or 139.4%, from $260,548 during the 2000 Quarter to $623,715 during 2001 Quarter. As a percentage of revenue, these costs were 45.7% and 22.0% during 2001 and 2000, respectively.

Total compensation and benefits increased by $160,173 or 647.1% from $24,752 during the 2000 Quarter to $184,925 during the 2001 Quarter. This increase is primarily attributable to the reallocation of personnel that were once charged to work on the subcontract from the Illinois Institute of Technology Research Institute back to the administrative area. In addition, three employees were added to assist in the administrative support of the Company. Facility costs increased by $30,708 or 69.9% from $43,948 during the 2000 Quarter to $74,656 during the 2001Quarter. This increase is primarily due to rent paid for the offices of the drug development division. Professional fees increased by $41,444, or 63.5%, from $65,239 during the 2000 Quarter to $106,683 during the 2001 Quarter. This increase is primarily due to consulting fees incurred to insure the continuation of a smooth transition of the drug development offices. In addition, the Company opted to increase its coverage in personal liability for both the corporate and drug development offices. Legal fees increased due to the defense required under patent number 6,110,683 (see Note 4 to the interim financial statements). Marketing costs increased by $91,612 or 548.6%, from $16,701 during the 2000 Quarter to $108,313 during the 2001 Quarter. During the first quarter of 2001, the Company opted to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Interest income increased by $33,422, or 482.8% from $6,922 during the 2000 Quarter to $40,344 during the 2001 Quarter. Interest income has been derived from investing the unused portion of the restricted cash realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income also increased due to the investing of the proceeds received from the private placement on September 27, 2000.

Interest costs incurred by the Company during the 2000 and 2001 Quarter's included (1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense decreased $12,699 or 15.4% from $82,645 during the 2000 Quarter to $69,946 during the 2001 Quarter.

Liquidity and Capital Resources

The 2001 Period reflected a decrease in cash of $463,870 from operating activities, as compared to an increase of $102,377 from operating activities during the 2000 Period. The significant cash outflow for 2001 was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. The cost outlays in 2001 were made possible by capital realized from the Company's private placement on September 27, 2000.

Net working capital as of March 31, 2001 and December 31, 2000 was $913,075 and $1,553,139 respectively. This decrease is a direct result of the significant loss in the first quarter of $474,495. Cash flows from new and existing contracts that were expected to occur in the first quarter either were postponed to subsequent periods or did not materialize. As a result management is seeking sources of new capital which it believes will be necessary to fund future operations.

The Company continues to search for long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million. During the third quarter of 2000, the second year of this contract was awarded to the Company and is expected to provide revenues of approximately $1.2 million. This revenue will be recognized during the first three-quarters in 2001.

At March 31,2001, the Company has approximately thirty contracts out for bid with various potential customers. These contracts, if awarded, would provide the Company with approximately $5.1 million to $12.2 million in revenues over the next two to five years.

Management has in the past and will continue to seek additional equity and or debt financing in the future to further the Company's development.

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






                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

  On November 22, 2000, the Company filed a complaint in the United States District Court for the Eastern District of Virginia, Richmond Division, styled Commonwealth Biotechnologies, Inc. v. PE Corporation d/b/a Applied Biosystems

Group (f/k/a PE Biosystems Group), The Gel Company and Genome Therapeutics Corporation, in which the Company sought unspecified damages and injunctive relief for alleged patent infringement, misappropriation of trade secrets and antitrust violations relating to the Company's patent (U.S. Patent No. 6,110,683) for its AccuTrac DNA lane tracking dye technology. The defendants in this matter filed a counterclaim requesting a dismissal of the Company's claim asserting the invalidity of the Company's patent.

  On April 30, 2001, the Company settled the claim referenced above and granted a patent license to Applied Biosystems Group of PE Corporation, New York, for the Company's patented DNA lane tracking technology for automated DNA sequencing.


Item 2.   Changes in Securities and Use of Proceeds

       Not applicable.


Item 3.   Defaults Upon Senior Securities

       Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

       Not applicable.

Item 5.   Other Information

       Not applicable.


Item 6.   Exhibits and Reports on Form 8-K


       (a)   Exhibits.

       Exhibit Number                         Description of Exhibit
           3.1              Amended and Restated Articles of Incorporation (1)
           3.2              Amended and Restated Bylaws (1)
           4.1              Form of Common Stock Certificate (1)
           4.2              Indenture of Trust by and between the Virginia Small Business
                            Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)


          10.1              Warrant Agreement between the Company and Richard J. Freer, as amended (1)
          10.2              Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
          10.3              Warrant Agreement between the Company and Robert B. Harris, as amended (1)
          10.4              Employment Agreement for Richard J. Freer (1)
          10.5              Employment Agreement for Thomas R. Reynolds (1)
          10.6              Employment Agreement for Robert B. Harris (1)
          10.7              Executive Severance Agreement for Richard J. Freer (1)
          10.8              Executive Severance Agreement for Thomas R. Reynolds (1)
          10.9              Executive Severance Agreement for Robert B. Harris (1)
         10.10              1997 Stock Incentive Plan, as amended (1)
         10.11              Loan Agreement by and between the Virginia Small Business
                            Financing Authority and the Company (2)

----------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.

     (b) Reports on Form 8-K. On January 16, 2001, the Company filed a Current Report on Form 8-K announcing the purchase of the current contracts and the rights to the pending contracts of the Drug Development Group of SRA Life Sciences Inc.

On January 22, 2001, the Company filed a Current Report on Form 8K announcing the resignation of one director and the appointed of three additional members to the Company's Board of Directors.

                                 SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COMMONWEALTH BIOTECHNOLOGIES, INC.



                             By:   /s/ James H. Brennan
                                  ---------------------------------------------
                                   James H. Brennan
                                   Controller and Principal Accounting Officer

May 15, 2001

                                 EXHIBIT INDEX


       Exhibit Number                         Description of Exhibit
           3.1                 Amended and Restated Articles of Incorporation (1)
           3.2                 Amended and Restated Bylaws (1)
           4.1                 Form of Common Stock Certificate (1)
           4.2                 Indenture of Trust by and between the Virginia Small Business
                               Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
          10.1                 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
          10.2                 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
          10.3                 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
          10.4                 Employment Agreement for Richard J. Freer (1)
          10.5                 Employment Agreement for Thomas R. Reynolds (1)
          10.6                 Employment Agreement for Robert B. Harris (1)
          10.7                 Executive Severance Agreement for Richard J. Freer (1)
          10.8                 Executive Severance Agreement for Thomas R. Reynolds (1)
          10.9                 Executive Severance Agreement for Robert B. Harris (1)
         10.10                 Form of Incentive Stock Option Agreement (1)
         10.11                 Loan Agreement by and between the Virginia Small Business
                               Financing Authority and the Company (2)

------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.