Form 10QSB
period 2001-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2001-08-14
CIK 1042418

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------  OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2001

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------  OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
-------    --------

  As of August 14, 2001, 2,076,164 shares of common stock, no par value, of the registrant were outstanding.

  Transitional Small Business Disclosure Format (Check one) Yes:    No:   X
                                                                       ------

                       Commonwealth Biotechnologies, Inc.

                                     INDEX



                                                                Page
                                                               Number
PART I. FINANCIAL INFORMATION                                  ------


Condensed Consolidated Balance Sheets June 30, 2001 and           3
December 31, 2000

Condensed Consolidated Statements of Operations, Three Months     4
and Six Months Ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows, Six Months       5
Ended June 30, 2001 and 2000

Notes To Consolidated Financial Statements                        6

Management's Discussion and Analysis                              9

PART II. OTHER INFORMATION                                       17

SIGNATURES                                                       19

                                     PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                                Commonwealth Biotechnologies, Inc.
                                                          Balance Sheets
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                       June 30,      December 31,
                                                                                                         2001            2000
                                                                                                     -------------  -------------
                                                                                                     (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                                                                        $   483,265      $   587,156
    Accounts receivable                                                                                1,036,799          792,071
    Investments                                                                                          -------          995,789
    Prepaid expenses and inventory                                                                       353,922           94,866
---------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                           1,873,986        2,469,882
---------------------------------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                                            6,948,102        7,153,852
---------------------------------------------------------------------------------------------------------------------------------
Other Assets
    Restricted cash                                                                                      462,367          445,020
    Bond issue costs, net                                                                                233,321          238,693
    Contract acquisition costs                                                                            91,524           33,047
    Deposits                                                                                                  --            3,200
---------------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                                               787,212          719,960
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                     $ 9,609,300      $10,343,694
                                                                                                     ===========      ===========
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
    Demand note payable                                                                              $   104,680      $   134,680
    Current maturities of long term debt and capital lease                                               203,974          207,431
    Accounts payable and other current liabilities                                                       632,516          548,914
    Deferred revenue                                                                                      23,659           25,718
---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                        964,829          916,743
---------------------------------------------------------------------------------------------------------------------------------
Long Term Debt
---------------------------------------------------------------------------------------------------------------------------------
    Bonds payable                                                                                      3,825,000        3,915,000
    Capital lease                                                                                        111,335          162,386
---------------------------------------------------------------------------------------------------------------------------------
        Total long term debt                                                                           3,936,335        4,077,386
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, no par value, 10,000,000 shares authorized                                                  --               --
        June 30, 2001- 2,076,164; December 31, 2000 - 2,076,164 shares issued and outstanding
    Additional paid-in capital                                                                        11,893,939       11,905,864
    Accumulated deficit                                                                               (7,185,803)      (6,565,155)
    Accumulated other comprehensive income                                                                    --            8,856
---------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                     4,708,136        5,349,565
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $ 9,609,300      $10,343,694
                                                                                                     ===========      ===========
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                             Commonwealth Biotechnologies, Inc.
                                                  Statements of Operations
----------------------------------------------------------------------------------------------------------------------------


                                                                     Three Months Ended                Six Months Ended
                                                               -------------------------------   ---------------------------
                                                                  June 30,          June 30,        June 30,       June 30,
                                                                    2001              2000            2001           2000
                                                               --------------    -------------   -------------   -----------
                                                                          (Unaudited)                     (Unaudited)

Revenue
Lab Services                                                      $  146,884        $  218,323     $  287,866     $  398,381
Commercial contracts                                                 443,570           382,948      1,091,944        767,026
Government contracts                                                 395,675           465,394        866,145      1,044,767
Food safety / microbiology                                             2,500                --          2,500             --
Genetic identity                                                      58,238            55,701        133,542         94,583
Clinical services                                                     12,205                --         36,805             --
License fees                                                         400,000                --        400,000             --
Product sales                                                          4,020             2,630          6,540          5,790
Other revenue                                                          2,749               250          3,985            580
----------------------------------------------------------------------------------------------------------------------------

        Total revenue                                              1,465,841         1,125,246      2,829,327      2,311,127
----------------------------------------------------------------------------------------------------------------------------

Costs of services
Direct Labor                                                         286,913           193,528        645,264        447,670
Direct Materials                                                     147,286           115,858        349,869        257,707
Subcontractor Costs                                                    6,246             5,590         99,422         16,230
Overhead                                                             575,306           395,187      1,057,413        758,806
----------------------------------------------------------------------------------------------------------------------------

        Total costs of services                                    1,015,751           710,163      2,151,968      1,480,413

Selling, General & Administrative                                    594,360           412,075      1,218,074        672,623
----------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                             (144,270)            3,008       (540,715)       158,091
----------------------------------------------------------------------------------------------------------------------------

Other income (expenses)
    Interest expense                                                 (24,907)          (81,512)      (143,301)      (166,842)
    Interest income                                                   23,024            10,739         63,368         17,661
----------------------------------------------------------------------------------------------------------------------------

        Total other income (expense)                                  (1,883)          (70,773)       (79,933)      (149,181)
----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 $ (146,153)       $  (67,765)    $ (620,648)    $    8,910
----------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per common share                    $(0.07)           $(0.04)        $(0.30)         $0.01
----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

                                             Commonwealth Biotechnologies, Inc.
                                                  Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Six Months Ended
                                                                                                     ------------------------------
                                                                                                     June 30, 2001    June 30, 2000
                                                                                                     -------------    -------------
                                                                                                                (Unaudited)
Cash Flows from Operating Activities
Net income (loss)                                                                                     $ (620,648)         $   8,910
Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation and amortization                                                                        417,691            292,958
     Realized gains on sale of investments                                                               (20,565)                --
     Non-cash license fee                                                                               (200,000)                --
    Changes in:
        Accounts receivable                                                                              (44,728)          (198,074)
        Prepaid expenses and inventory                                                                  (259,056)          (107,226)
        Accounts payable and  other current liabilities                                                   83,602           (197,260)
         Deposits                                                                                          3,200                 --
        Deferred revenue                                                                                  (2,059)            60,107
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                                   (643,063)          (140,585)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Contract acquisition costs                                                                              (150,000)                --
Purchase of debt securities for sale                                                                    (298,889)                --
Sale of debt securities for sale                                                                       1,305,204                 --
Purchases of property, plant and equipment                                                              (115,863)           (86,319)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by ( used in) investing activities                                                     742,452            (86,319)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from issuance of common stock                                                                   (11,925)           602,725
Principal payments on demand note payable and long term debt                                            (174,508)           (53,788)
Restricted cash                                                                                          (17,347)           (11,038)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided  (used in) by financing activities                                                    (203,870)           537,899
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                    (103,891)           310,995
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of period                                                        $  587,156          $  31,630
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                                $  483,265          $ 342,625
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
    Cash payments for interest                                                                        $  137,929          $ 153,085
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities
    Capital lease obligation incurred for use of equipment                                            $       --          $  90,250



See Notes to Financial Statements.

                    Commonwealth Biotechnologies, Inc.
                         Notes To Financial Statements

Note 1.   Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2000, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2.   Earnings (Loss) Per Share

The Company follows the guidance provided in FASB Statement No. 128 which requires dual presentation of basic and diluted earnings per share with a reconciliation of the numerator and denominator of the earnings per share computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Potential common stock is not considered in loss periods because their effect would be anti-dilutive. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average shares outstanding are as follows:

                                                     Three Months              Six Months
                                                    Ended June 30,            Ended June 30,

                                                 2001         2000         2001         2000
                                               ---------   ----------   ----------   ----------
Weighted average shares outstanding
  shares used for basic EPS                    2,076,164    1,736,045    2,076,164    1,708,186
  Plus incremental shares from assumed
  Issuance of stock options                           --           --           --      140,295
                                              ----------   ----------   ----------   ----------
Weighted average outstanding shares
  used for diluted EPS                         2,076,164    1,736,045    2,076,164    1,849,481
                                              ==========   ==========   ==========   ==========

Net Income (loss)                             $ (146,153)  $  (67,765)  $ (620,648)  $    8,910
                                              ==========   ==========   ==========   ==========

Basic and diluted earnings (loss)
 Per share                                    $     (.07)  $     (.04)  $     (.30)  $      .01
                                              ==========   ==========   ==========   ==========


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

Note 4.   Patent Agreement

On April 30, 2001, the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York. This license agreement grants Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the Patent. This enables them to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 in the second quarter, of which $200,000 was received in cash and the remaining $200,000 in product and service credits.

Note 5.   Business Considerations

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

Since 1997 and through June 30, 2001, the Company has incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 1999, these deficits were substantially funded through use of funds obtained from the private placement and the IPO. The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of Industrial Revenue Development Bonds. On September 27, 2000 the Company completed a private placement of 348,000 shares of common stock and warrants that provided net proceeds of $2,350,397. The proceeds received from the private placement were used to pay off the line of credit and to fund general working capital needs.

As mentioned above, the Company received licensing fees of $400,000 in the second quarter, of which $200,000 was received in cash and the remaining $200,000 in product and service credits.

Management believes that the Company will be able to generate positive net cash flows from new and existing contracts and by continued monitoring and reduction of operating costs in 2001. In addition, the Company views commercial, drug development and government contracts as the more important source of revenue and is continuing to focus its efforts in these areas.

Item 2.   Management Discussion and Analysis

The following should be read in conjunction with the Company's Financial Statements and Notes included herein.

Business Considerations (see Note # 5 to the Financial Statements)

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

The Company generally derives revenue from two types of customers: those who require a discrete set of services ("lab services"), and those who contract with the Company on an extended basis for performance of a variety of integrated services ("commercial, drug development and government contracts"). More often than not, the Company's customers provide repeat business to the Company. The Company views commercial, drug development and government contracts as the more important source of revenue. The Company has continued to focus its efforts on identifying these customers. These contracts generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract duration as milestones are achieved.

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

The Company realized a loss from operations for the six months ended June 30, 2001 of $620,648. These results were expected in the Company's revised business plan. This deficit resulted because certain new and existing contracts did not produce expected revenues as they were either postponed to subsequent periods or did not materialize.



Results of Operations

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000.

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

Revenues

Gross revenues increased by $340,595 or 30.3% from $1,125,246 during the second quarter of 2000 (the "2000 Quarter") to $1,465,841 during second quarter of 2001 (the "2001 Quarter").

Revenues realized from lab services decreased by $71,439 or 32.7% from $218,323 during the 2000 Quarter to $146,884 during the 2001 Quarter. Even with management's decision to focus on commercial and government projects, the Company continues to view lab services as a potential revenue source. Historically, net revenues have been earned from lab services, however, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts increased by $60,222 or 15.8%, from $382,948 during the 2000 Quarter to $443,570 during the 2001 Quarter. This increase is primarily due to work being done on forty-four individual projects in progress compared to fourteen projects in progress during the 2000 Quarter. Of the $443,570 in commercial contracts, revenues earned from the quarter were not associated with any one major client.

Revenues realized from various government contracts decreased by $69,719 or 15.0%, from $465,394 during the 2000 Quarter to $395,675 during the 2001 Quarter. This category primarily consists of the project that was awarded from the Illinois Institute of Technology Research Institute (see "Business Considerations"). During the third Quarter of 2000, the second year of this contract was awarded to the Company and provided revenues of approximately $1.2 million. This revenue was recognized during the first six months of 2001. The Company's management continues to take an active role in negotiating new contracts.

In 2001, the Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. Consequently, the Company performs identity and lineage analysis on different cell lines for various clients. Total revenue derived from genotyping services alone amounted to $12,205 during the 2001 Quarter.

On April 30, 2001 the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York (see Note #4 to the Financial Statements). The Company received licensing fees of $400,000 in the second quarter, of which $200,000 was received in cash and the remaining $200,000 in product and service credits.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $305,588 or 43.0%, from $710,163 during the 2000 Quarter to $1,015,751 during 2001 Quarter. The cost of services as a percentage of revenue was 69.3% and 63.1% during the 2001 and 2000 quarters, respectively. This percentage increase was primarily due to additional expenditures in overhead costs (see below.)

Labor costs increased by $93,385, or 48.3%, from $193,528 during the 2000 Quarter to $286,913 during the 2001 Quarter. This increase reflects an increase in personnel from quarter to quarter.

The costs for direct materials increased by $31,428, or 27.1%, from $115,858 during the 2000 Quarter, to $147,286 during the 2001 Quarter. These increased costs are directly attributable to the increase of revenue generated by the Company.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $180,119, or 45.6%, from $395,187 during the 2000 Quarter to $575,306 during the 2001 Quarter. These costs increased due to items purchased that could not be directly charged against any particular project.

Sales, General and Administrative

Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $182,285, or 44.2%, from $412,075 during the 2000 Quarter to $594,360 during 2001 Quarter. As a percentage of revenue, these costs were 40.5% and 36.6% during 2001 and 2000, respectively.

Total compensation and benefits increased by $49,815 or 43.4% from $114,867 during the 2000 Quarter to $164,682 during the 2001 Quarter. This increase is primarily attributable to the reallocation of personnel that were once charged to work on the subcontract from the Illinois Institute of Technology Research Institute back to the administrative area. In addition, three employees were added to assist in the administrative support of the Company. Facility costs increased by $25,901 or 54.3% from $47,715 during the 2000 Quarter to $73,616 during the 2001 Quarter. This increase is primarily due to rent paid for the offices of the drug development group. Professional fees increased by $51,565, or 68.6%, from $75,118 during the 2000 Quarter to $126,683 during the 2001 Quarter. This increase is primarily due to consulting fees incurred to insure the continuation of a smooth transition of the drug development offices. In addition, the Company opted to increase its coverage in personal liability. Legal fees increased due to the defense required under patent number 6,110,683 (see Note 4 to the Financial Statements). Marketing costs increased by $74,088 or 210.0%, from $35,280 during the 2000 Quarter to $109,368 during the 2001 Quarter. During the second quarter of 2001, the Company continued to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Interest income increased by $12,285, or 114.4% from $10,739 during the 2000 Quarter to $23,024 during the 2001 Quarter. Interest income has been derived from investing the unused portion of the restricted cash realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income also increased due to the investing of the proceeds received from the private placement on September 27, 2000.

Interest costs incurred by the Company during the 2000 and 2001 Quarter's included 1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense and amortization decreased $56,605 or 69.4% from $81,512 during the 2000 Quarter to $24,907 during the 2001 Quarter. This decrease is due to the payments of principal of long term debt.


Results of Operations

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000.

Revenues

Gross revenues increased by $518,200 or 22.4% from $2,311,127 during the 2000 Period ("the 2000 Period") to $2,829,327 during the 2001 Period. ("the 2000 Period").

Revenues realized from lab services decreased by $110,515 or 27.7% from $398,381 during the 2000 Period to $287,866 during the 2001 Period. As mentioned in the results of operations for the quarter, the Company continues to view lab services as a potential revenue source. However, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts increased by $324,918 or 42.4%, from $767,026 during the 2000 Period to $1,091,944 during the 2001
Period. This increase is primarily due to work being done on sixty individual projects compared to nineteen projects in progress during the 2000 Period. Of the $1,091,944 in commercial contracts one major client represents 15.2% of the revenue earned during the 2001 Period.

Revenues realized from various government contracts decreased by $178,622 or 17.1%, from $1,044,767 during the 2000 Period to $866,145 during the 2001
Period. As mentioned in the results from operations for the quarter, this category primarily consists of the project that was awarded from the Illinois Institute of Technology Research Institute (see "Business Considerations"). During the third Quarter of 2000, the second year of this contract was awarded to the Company and provided revenues of approximately $1.2 million. This revenue was recognized during the first six months of 2001. The Company's management continues to take an active role in negotiating new contracts.

Revenues realized from various genetic testing increased by $38,959 or 41.2%, from $94,583 during the 2000 Period to $133,452 during the 2001 Period. This increase is due to a dramatic and constant increase in the number of private paternity cases during the 2001 Period.

In 2001, the Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. Consequently, the company performs identity and lineage analysis on different cell lines for various clients. Total revenue derived from genotyping services alone amounted to $36,805 during the 2001 Period.

On April 30, 2001 the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York (see Note #4 to the Financial Statements). The Company received licensing fees of $400,000 in the second quarter, of which $200,000 was received in cash and the remaining $200,000 in product and service credits.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $671,555 or 45.3%, from $1,480,413 during the 2000 Period to $2,151,968 during 2001 Period. The cost of services as a percentage of revenue was 76.1% and 64.1% during the 2001 and 2000 Periods, respectively. This percentage increase was primarily due to additional expenditures in subcontractor costs (see below).

Labor costs increased by $197,594, or 44.1%, from $447,670 during the 2000 Period to $645,264 during the 2001 Period. This increase reflects an increase in personnel.

The costs for direct materials increased by $92,162, or 35.8%, from $257,707 during the 2000 Period, to $349,869 during the 2001 Period. These increased costs are directly attributable to the increase of revenue generated by the Company.

Subcontractor costs increased by $83,192, or 512.6%, from $16,230 during the 2000 Period to $99,422 during the 2001 Period. This increase is due to costs incurred from subcontractors in the new drug development activity.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $298,607 or 39.4%, from $758,806 during the 2000 Period to $1,057,413 during the 2001 Period. These costs increased due to items purchased that could not be directly charged against any particular project.

Sales, General and Administrative

Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $545,451, or 81.1%, from $672,623 during the 2000 Period to $1,218,074 during 2001 Period. As a percentage of revenue, these costs were 43.1% and 29.1% during 2001 and 2000, respectively.

Total compensation and benefits increased by $210,275 or 150.9% from $139,332 during the 2000 Period to $349,607 during the 2001 Period. As mentioned in the results from operations for the quarter, this increase is primarily attributable to the reallocation of personnel that were once charged to work on the subcontract from the Illinois Institute of Technology Research Institute back to the administrative area. In addition, three employees were added to assist in the administrative support of the Company. Facility costs increased by $56,609 or 61.8% from $91,663 during the 2000 Period to $148,272 during the 2001 Period. This increase is primarily due to rent paid for the offices of the drug development group. Maintenance and repairs increased by $18,269, or 236.2%, from $7,734 during the 2000 Period to $26,003 during the 2001 Period. This increase is primarily due additional operating leased equipment needed to support the offices of the drug development group.
Professional fees increased by $92,721, or 65.9%, from $140,645 during the 2000 Period to $233,366 during the 2001 Period. This increase is primarily due to consulting fees incurred to insure the continuation of a smooth transition of the drug development offices. In addition, the Company opted to increase its coverage in personal liability for both the corporate and drug development offices. Legal fees increased due to the defense required under patent number 6,110,683 (see Note 4 to the Financial Statements). Marketing costs increased by $165,700 or 318.8%, from $51,981 during the 2000 Period to $217,681 during the
2001 Period. During the 2001 Period, the Company opted to increase its marketing exposure with major increases in advertising and public relations.

Other Income (Expenses)

Interest income increased by $45,707, or 258.8% from $17,661 during the 2000 Period to $63,368 during the 2001 Period. Interest income has been derived from investing the unused portion of the restricted cash realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income also increased due to the investing of the proceeds received from the private placement on September 27, 2000.

Interest costs incurred by the Company during the 2000 and 2001 Periods included
1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense decreased $23,541 or 14.1% from $166,842 during the 2000 Period to $143,301 during the 2001 Period. This decrease is due to the payments of principal of long-term debt.

Liquidity and Capital Resources

The 2001 Period reflected a decrease in cash of $643,063 from operating activities, as compared to a decrease of $140,585 from operating activities during the 2000 Period. The significant cash outflow for 2001 was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. The cost outlays in 2001 were made possible by capital realized from the Company's private placement on September 27, 2000.

Net working capital as of June 30, 2001 and December 31, 2000 was $909,157 and $1,553,139 respectively. This decrease is a direct result of the significant loss in the Period of $620,648. Cash flows from new and existing contracts that were expected to occur in the first quarter either were postponed to subsequent periods or did not materialize.

On April 30, 2001, the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York. This license agreement grants Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the Patent. This enables them to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 of which $200,000 was received in cash in the second quarter and the remaining $200,000 in product and service credits.

The Company continues to search for long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million. During the third quarter of 2000, the second year of this contract was awarded to the Company and is expected to provide revenues of approximately $1.2 million. This revenue was recognized during the first six months of 2001.

Management has in the past and will continue to seek additional equity and or debt financing in the future to further the Company's development. In addition, management believes that the Company will be able to generate positive net cash flows from new and existing contracts and by continued monitoring and reduction of operation costs in 2001.

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

On April 30, 2001 the Company settled the claim referenced above and executed a patent license agreement (U.S. Patent No. 6,110,683) with Applied Biosystems Group of PE Corporation, New York. The Company received licensing fees of $400,000 in the second quarter, of which $200,000 was received in cash and the remaining $200,000 in product and service credits.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

        On May 7, 2001, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting.

(1) The Shareholders elected Everette G. Allen, Jr., Raymond H. Cypess and Thomas R. Reynolds as Class I directors to serve until the Company's Annual Meeting of Shareholders in 2002 or until their successors are elected and shall have qualified. The voters were as follows:



     Director            Votes Cast For   Votes Cast Against     Votes Withheld
                                                                Broker Non-Votes
Everette, G. Allen Jr       1,472,346          2,335                  467
Raymond H. Cypess           1,472,346          2,335                  467
Thomas R. Reynolds          1,472,346          2,335                  467



(2) The Shareholders elected Samuel P. Sears Jr. as a Class II director to serve until the Company's Annual Meeting of Shareholders in 2001 or until his successor is elected and shall have qualified. The votes were as follows:

     Director            Votes Cast For   Votes Cast Against     Votes Withheld
                                                                Broker Non-Votes
Samuel P. Sears Jr.         1,472,346          2,335                  467


(3) The Shareholders elected Donald A McAfee as a Class III director to serve until the Company's Annual Meeting of Shareholders in 2001 or until his successor is elected and shall have qualified. The votes were as follows:

     Director            Votes Cast For   Votes Cast Against    Votes Withheld
                                                                Broker Non-Votes
Donald A McAfee             1,472,346          2,335                 467

(4) The shareholders of the Company ratified the appointment of McGladery & Pullen, LLP as independent auditors of the Company for the fiscal year ending December 31, 2001. The votes were as follows:



       Votes Cast For            Votes Cast Against             Votes Withheld
                                                                Broker Non-Votes
       1,474,181                         0                            500



The following individuals' terms as directors of the Company continued after the meeting:

       Director Name             Class             Term Expires
       L. McCarthy Downs           II                   2002
       Robert B. Harris            II                   2002
       Richard J. Freer            III                  2003



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

     (b) Reports on Form 8-K. On May 7, 2001, the Company filed a Current Report on Form 8-K announcing the filing of a provisional patent, captioned Adsorption and Removal of Endotoxin from Physiological Fluids Using Cationoc Helix Peptides.

On May 8, 2001, the Company filed a Current Report on Form 8K announcing the settlement of the patent dispute with Applied Biosystems.


                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMONWEALTH BIOTECHNOLOGIES, INC.

                               By:   /s/ James H. Brennan
                                     ----------------------------
                                     James H. Brennan
                                     Controller and Principal Accounting Officer
June 2001