Form 10QSB
period 2001-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2001-11-13
CIK 1042418

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________

                        Commission file number: 001-13467

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                  Virginia                                   54-1641133
        (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                  Identification No.)


                   601 Biotech Drive, Richmond, Virginia 23235
                    (Address of principal executive offices)

                                 (804) 648-3820
                           (Issuer's telephone number)

                                   ----------

     Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
          ---      ---

     As of November 13, 2001, 2,076,164 shares of common stock, no par value, of the registrant were outstanding.

     Transitional Small Business Disclosure Format (Check one) Yes:     No:  X
                                                                    ---     ---

                       Commonwealth Biotechnologies, Inc.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets September 30, 2001
         and December 31, 2000                                               3

         Condensed Consolidated Statements of Operations, Three
         Months and Nine Months Ended September 30, 2001 and 2000            4

         Condensed Consolidated Statements of Cash Flows, Nine
         Months Ended September 30, 2001 and 2000                            5

         Notes To Consolidated Financial Statements                          6

         Management's Discussion and Analysis                                8

PART II. OTHER INFORMATION                                                  17

SIGNATURES                                                                  18

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                              FINANCIAL INFORMATION

                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                           September 30,     December 31,
                                                                                               2001              2000
                                                                                           ------------      ------------
                                                                                           (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                                                              $    151,990      $    587,156
    Accounts receivable                                                                         783,153           792,071
    Investments                                                                                    --             995,789
    Prepaid expenses and inventory                                                              275,389            94,866
--------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                  1,210,532         2,469,882
--------------------------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                                   6,995,943         7,153,852
--------------------------------------------------------------------------------------------------------------------------
Other Assets
    Restricted cash                                                                             466,632           445,020
    Bond issue costs, net                                                                       230,635           238,693
    Contract acquisition costs                                                                   45,762            33,047
    Deposits                                                                                       --               3,200
--------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                                      743,029           719,960
--------------------------------------------------------------------------------------------------------------------------

                                                                                           $  8,949,504      $ 10,343,694
                                                                                           ============      ============
--------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
    Demand note payable                                                                    $     94,679      $    134,680
    Current maturities of long term debt and capital lease                                      195,679           207,431
    Accounts payable and other current liabilities                                              413,881           548,914
    Deferred revenue                                                                             23,659            25,718
--------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                               727,898           916,743
--------------------------------------------------------------------------------------------------------------------------
Long Term Debt
--------------------------------------------------------------------------------------------------------------------------
    Bonds payable                                                                             8,825,000         3,915,000
    Capital lease                                                                                88,607           162,386
--------------------------------------------------------------------------------------------------------------------------
        Total long term debt                                                                  3,913,607         4,077,386
--------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, no par value, 10,000,000 shares authorized                                       --                --
        September 30, 2001- 2,076,164; December 31, 2000 - 2,076,164 shares issued and outstanding
    Additional paid-in capital                                                               11,893,939        11,905,864
    Accumulated deficit                                                                      (7,585,940)       (6,565,155)
    Accumulated other comprehensive income                                                         --               8,856
--------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                            4,307,999         5,349,565
--------------------------------------------------------------------------------------------------------------------------

                                                                                           $  8,949,504      $ 10,343,694
                                                                                           ============      ============
--------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Operations
-------------------------------------------------------------------------------

                                                   Three Months Ended                Nine Months Ended
                                            -------------------------------    ------------------------------
                                            September 30,     September 30,    September 30,    September 30,
                                                 2001             2000            2001              2000
                                             -----------      -----------      -----------      -----------
                                                      (Unaudited)                       (Unaudited)
Revenue
Lab Services                                 $   242,741      $   297,189      $   530,608      $   695,569
Commercial contracts                             398,893          158,243        1,490,837          925,268
Government contracts                             240,664          454,406        1,106,809        1,499,176
Food safety / micrbiology                          7,964             --             10,464             --
Genetic identity                                  52,420           86,576          185,962          181,159
Clinical services                                 58,554             --             95,359             --
License fees                                        --               --            400,000             --
Product sales                                      2,137            3,010            8,677            8,800
Other revenue                                      1,310              209            5,294              787
-------------------------------------------------------------------------------------------------------------
        Total revenue                          1,004,683          999,633        3,834,010        3,310,759
-------------------------------------------------------------------------------------------------------------
Costs of services
Direct Labor                                     252,474          216,122          897,738          685,599
Direct Materials                                 120,202          115,010          470,071          366,353
Subcontractor Costs                                2,500            5,590          101,922           16,230
Overhead                                         500,101          450,211        1,557,514        1,198,338
-------------------------------------------------------------------------------------------------------------
        Total costs of services                  875,277          786,933        3,027,245        2,266,520
-------------------------------------------------------------------------------------------------------------
Gross Profit                                     129,406          212,700          806,765        1,044,239

Selling, General & Administrative                469,785          442,993        1,687,859        1,116,441
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                         (340,379)        (230,293)        (881,094)         (72,202)
-------------------------------------------------------------------------------------------------------------
Other income (expenses)
    Interest expense                             (69,632)         (86,152)        (212,933)        (252,994)

    Interest income                                9,874            8,087           73,242           25,748
-------------------------------------------------------------------------------------------------------------
        Total other income (expense)             (59,758)         (78,065)        (139,691)        (227,246)
-------------------------------------------------------------------------------------------------------------
Net loss                                     $  (400,137)     $  (308,358)     $(1,020,785)     $  (299,448)
-------------------------------------------------------------------------------------------------------------
Diluted loss per common share                      (0.19)           (0.18)           (0.49)           (0.17)
-------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                             ------------------------------
                                                                             September 30,    September 30,
                                                                                 2001             2000
                                                                             ------------     ------------
                                                                                     (Unaudited)
Cash Flows from Operating Activities
Net loss                                                                     $(1,020,785)     $  (299,448)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                635,448          449,784
     Realized gains on sale of investments                                       (20,565)            --
     Non-cash license fee                                                       (200,000)            --
    Changes in:
        Accounts receivable                                                      208,918         (317,888)
        Prepaid expenses and inventory                                          (180,524)         (64,410)
        Accounts payable and accrued expenses                                   (135,033)         (82,926)
         Deposits                                                                  3,200             --
        Deferred revenue                                                          (2,059)         (74,035)
-----------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (711,400)        (240,853)
-----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Contract acquisition costs                                                      (150,000)            --
Purchase of debt securities for sale                                            (296,889)            --
Sale of debt securities for sale                                               1,305,204             --
Purchases of property, plant and equipment                                      (333,013)        (210,466)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  investing activities                             525,302         (210,466)
-----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Issuance of common stock                                                         (11,925)       2,987,528
Principal payments on debt                                                      (215,531)        (415,532)
Restricted cash                                                                  (21,612)         (16,560)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities                            (249,068)       2,555,436
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            (435,166)       2,104,117
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                               $   587,156      $    31,630
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       $   151,990      $ 2,135,747
-----------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
    Cash payments for interest                                               $   204,875      $   226,865
-----------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activites
    Capital lease obligation incurred for use of equipment                   $      --        $   378,825

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                          Notes To Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2000, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30,2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2.  Earnings (Loss) Per Share

The Company follows the guidance provided in SFAS 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present only basic per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At September 30, 2001 and 2000, the Company had stock options and warrants outstanding that were anti-dilutive since the Company incurred a net loss for all periods presented.

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

Note 4.  Patent Agreement

On April 30, 2001 the Company signed a patent license agreement (U.S. Patent No. 6,110,683 entitled "Automated DNA Sequencer Loading Dye Which Contains A Lane Tracking Aid issued August 29, 2000) with Applied Biosystems Group of PE

Corporation, New York. This license agreement grants Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the Patent. This enables them to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 of which $200,000 was received in cash in the second quarter and the remaining $200,000 in product and service credits. With the credits received from the license agreement, the Company purchased equipment, which was placed in service in the third quarter.

Note 5.  Business Considerations

Since 1997 and through 2001, the Company has incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through September 30, 2001, these deficits along with capital needs were substantially funded through use of funds obtained from the following:

     o In June 1997, the Company completed an initial public offering (IPO) whereby they received proceeds of $2,626,269, net underwriting and other offering costs.
     o In March 1998, the Company sold Industrial Revenue Development Bonds totaling $4,000,000.
     o In September 2000, the Company completed a private placement of 348,000 shares of common stock. Net proceeds to the Company from this private placement amounted to $2,350,397.

The Company realizes that in order for it to continue its operations, it must take steps in achieving a positive cash flow. Management is taking the following steps targeted to resolve this issue:

     1)   reduction of management salaries,
     2)   elimination of non-essential positions,
     3)   aggressive budget reduction in operating expenses,
     4)   increased management focus in obtaining additional revenue,
     5)   actively seeking additional private equity and or debt financing.

It is the intention of the Company throughout the next twelve months to become cash positive and make a profit. By increasing revenues and implementing aggressive cost cutting measures, Management believes that the Company can attain both objectives.

Note 6.  Comprehensive Income

Comprehensive income (loss) as of the three and nine months ended September 30, 2001 is $(400,137) and $(1,010,178), respectively. Comprehensive income (loss) for the three months and nine months ended September 30, 2000 consisted only of net income (loss).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the Company's Financial Statements and Notes included herein.

Business Considerations (see note # 5)

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

The Company also derives revenues from genetic identity and clinical services. There has been a dramatic and constant increase in the number of private paternity cases implemented at the Company. The Company routinely processes upwards of 125 inquiries per month. The Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. The Company now performs identity and lineage analysis on different cell lines for various clients.

The Company realized a loss from operations for the nine months ended September

30, 2001 of $1,020,785. This deficit resulted because certain new and existing contracts did not produce expected revenues as they were either postponed to subsequent periods or did not materialize.


Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000.

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

Revenues

Gross revenues increased by $5,050 or .5% from $999,633 during the third quarter of 2000 (the "2000 Quarter") to $1,004,683 during third quarter of 2001 (the "2001 Quarter").

Revenues realized from lab services decreased by $54,448 or 18.3% from $297,189 during the 2000 Quarter to $242,741 during the 2001 Quarter. Even with management's decision to focus on commercial and government projects, the Company continues to view lab services as a potential revenue source. Historically, net revenues have been earned from lab services, however, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts increased by $240,650 or 152.1%, from $158,243 during the 2000 Quarter to $398,893 during the 2001 Quarter. This increase is primarily due to work being done on forty-five individual projects currently in progress. Of the $398,893 in commercial contracts, revenues earned from the quarter were not associated with any one major client.

Revenues realized from various government contracts decreased by $213,742 or 47.0%, from $454,406 during the 2000 Quarter to $240,664 during the 2001 Quarter. This category primarily consists of the project that was awarded from the Illinois Institute of Technology Research Institute (see "Business Considerations"). During the third Quarter of 2000, the second year of this contract was awarded to the Company. Third quarter revenues amounted to $58,000. The reduction in revenue was primarily due to the completion of the second year of the project prior to the start of the third quarter. The Company expects that the third year of the project will be awarded with expected revenues of $790,000.

Revenues realized from genetic identity decreased by $34,156 or 39.4%, from $86,576 during the 2000 Quarter to $52,420 during the 2001 Quarter. This decrease is a direct result from one of our clients performing the work internally.

In 2001, the Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. Consequently, the company performs identity and lineage analysis on different cell lines for various clients. Total revenue derived from genotyping services alone amounted to $58,554 during the 2001 Quarter.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $88,344 or 11.2%, from $786,933 during the 2000 Quarter to $875,277 during 2001 Quarter. The cost of services as a percentage of revenue was 87.1% and 78.7% during the 2001 and 2000 quarters, respectively.

Labor costs increased by $36,352, or 16.8%, from $216,122 during the 2000 Quarter to $252,474 during the 2001 Quarter. This increase reflects additional hours being directly charged to projects.

The costs for direct materials increased by $5,192, or 4.5%, from $115,010 during the 2000 Quarter, to $120,202 during the 2001Quarter. These costs are directly attributable to the revenue generated by the Company.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $49,890, or 11.1%, from $450,211 during the 2000 Quarter to $500,101 during the 2001 Quarter. This increase is primarily due to amortization costs in the amount of $45,761 from Drug Development contracts purchased in January 2001.

Sales, General and Administrative

Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $26,792, or 6.0%, from $442,993 during the 2000 Quarter to $469,785 during 2001 Quarter. As a percentage of revenue, these costs were 46.7% and 44.3% during 2001 and 2000, respectively.

Total compensation and benefits increased by $25,284 or 17.8% from $141,763 during the 2000 Quarter to $167,047 during the 2001 Quarter. This increase is primarily attributable to the reallocation of personnel that were once charged to work on the subcontract from the Illinois Institute of Technology Research Institute back to the administrative area. In addition, three employees were added to assist in the administrative support of the Company. Professional fees decreased by $25,462, or 28.0%, from $90,873 during the 2000 Quarter to $65,411 during the 2001 Quarter. This decrease is primarily due to legal costs associated with patent costs not occurring in the 2001 quarter. Office Expenses decreased by $30,371, or 66.8% from $45,415 during the 2000 Quarter to $15,044 during the 2001 Quarter. This reduction is a direct result of eliminating various items previously purchased in prior periods not needed by the Company. Marketing costs increased by $41,688 or 117.9%, from $35,351 during the 2000 Quarter to $77,039 during the 2001 Quarter. During the third quarter of 2001, the Company continued to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Interest income increased by $1,787, or 22.1% from $8,087 during the 2000 Quarter to $9,874 during the 2001 Quarter. Interest income has been derived from investing the unused portion of the restricted cash realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income also increased due to the investing of the proceeds received from the private placement on September 27, 2000.

Interest costs incurred by the Company during the 2000 and 2001 Quarters included 1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense and amortization decreased $16,520 or 19.10% from $86,152 during the 2000 Quarter to $69,632 during the 2001 Quarter. This decrease is the result of payments on the principal balance of long-term debt.

Results of Operations

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

Revenues

Gross revenues increased by $523,251 or 15.8% from $3,310,759 during the 2000 Period ("the 2000 Period") to $3,834,010 during the 2001 Period. ("the 2001 Period").

Revenues realized from lab services decreased by $164,961 or 23.7% from $695,569 during the 2000 Period to $530,608 during the 2001 Period. As mentioned in the results of operations for the quarter, the Company continues to view lab services as a potential revenue source. However, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts increased by $565,569 or 61.1%, from $925,268 during the 2000 Period to $1,490,837 during the 2001
Period. This increase is primarily due to work on ninety-three projects that have either been completed or are in the process being done. Of the $1,490,837 in commercial contracts one major client represents 11.6% of the revenue earned during the 2001 Period.

Revenues realized from various government contracts decreased by $392,367 or 26.1%, from $1,499,176 during the 2000 Period to $1,106,809 during the 2001
Period. As mentioned in the results from operations for the quarter, this category primarily consists of the project that was awarded from the Illinois Institute of Technology Research Institute (see "Business Considerations"). During the third Quarter of 2000, the second year of this contract was awarded to the Company and provided revenues of approximately $1.2 million. This revenue was recognized during the last three months of 2000 and the first six months of 2001. The Company expects that the third year of the project will be awarded with expected revenues of $790,000.

In 2001, the Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. Consequently, the company performs identity and lineage analysis on different cell lines for various clients. Total revenue derived from genotyping services alone amounted to $95,359 during the 2001 Period.

On April 30, 2001 the Company executed a patent license agreement (U.S. Patent No. 6,110,683) with Applied Biosystems Group of PE Corporation, New York. The Company received licensing fees of $400,000 of which $200,000 was received in cash in the second quarter and the remaining $200,000 in product and service credits.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $760,725 or 33.5%, from $2,266,520 during the 2000 Period to $3,027,245 during 2001 Period. The cost of services as a percentage of revenue was 78.9% and 68.4% during the 2001 and 2000 Periods, respectively. This percentage increase was primarily due to additional expenditures in subcontractor costs (see below.)

Labor costs increased by $212,139, or 30.9%, from $685,599 during the 2000 Period to $897,738 during the 2001 Period. This increase reflects additional hours being directly charged to projects.

The costs for direct materials increased by $103,718, or 28.3%, from $366,353 during the 2000 Period, to $470,071 during the 2001 Period. These increased costs are directly attributable to the increase of revenue generated by the Company.

Subcontractor costs increased by $85,692, or 527.9%, from $16,230 during the 2000 Period to $101,922 during the 2001 Period. This increase is due to costs incurred from subcontractors in the new drug development activity that was placed in operation in the 2001 Period.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $359,176 or 29.9%, from $1,198,338 during the 2000 Period to $1,557,514 during the 2001 Period. This increase is primarily due to the following: 1) indirect labor, $81,564, 2) fringe benefits from increased costs and additional personnel, $52,423 3) amortization costs of $137,285 from the acquisition of the Drug Development contracts in January 2001, 4) increased depreciation expense, $52,298, 5) and general supplies not directly associated with any particular project also contributed to this increase by $66,275.

Sales, General and Administrative

Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $571,418, or 51.1%, from $1,116,441 during the 2000 Period to $1,687,859 during 2001 Period. As a percentage of revenue, these costs were 44.0% and 33.7% during 2001 and 2000, respectively.

Total compensation and benefits increased by $236,106 or 84.1% from $280,546 during the 2000 Period to $516,652 during the 2001 Period. As mentioned in the results from operations for the quarter, this increase is primarily attributable to the reallocation of personnel that were once charged to work on the subcontract from the Illinois Institute of Technology Research Institute back to the administrative area. In addition, three employees were added to assist in the administrative support of the Company. Facility costs increased by $54,784 or 37.1% from $147,657 during the 2000 Period to $202,441 during the 2001 Period. This increase is primarily due to rent paid for the offices of the drug development group. Maintenance and repairs increased by $25,319, or 195.7%, from $12,936 during the 2000 Period to $38,255 during the 2001 Period. This increase is primarily due additional operating leased equipment needed to support the offices of the drug development group. Professional fees increased by $67,010, or 28.9%, from $231,766 during the 2000 Period to $298,776 during the 2001 Period. This increase is primarily due to consulting fees incurred to insure the continuation of a smooth transition of the drug development offices. In addition, the Company opted to increase its coverage in personal liability for both the corporate and drug development offices. Total taxes and licenses increased by $20,557 or 27.2% from $75,392 during the 2000 Period to $95,949 during the 2001 Period. This increase is due to additional sales tax being paid to the Virginia Department of Taxation on various products purchased by the Company. Office Expenses decreased by $25,430, or 23.0% from $110,092 during the 2000 Period to $84,662 during the 2001 Period. This reduction is a direct result of eliminating various items previously purchased in prior periods not needed by the Company. Marketing Expenses increased by $208,547, or 238.8% from $87,331 during the 2000 Period to $295,878 during the
2001 Period. During the 2001 Period, the Company opted to increase its marketing exposure with major increases in advertising and public relations.

Other Income (Expenses)

Interest income increased by $47,494, or 184.4% from $25,748 during the 2000 Period to $73,242 during the 2001 Period. Interest income has been derived from investing the unused portion of the restricted cash realized by the Company from the successful sale (March 1998) of Industrial Revenue Bonds (IRBs) for construction of the Company's new facility. Interest income also increased due to the investing of the proceeds received from the private placement on September 27, 2000.

Interest costs incurred by the Company during the 2000 and 2001 Periods included 1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company's IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense decreased $40,061 or 15.8% from $252,994 during the 2000 Period to $212,933 during the 2001 Period. This decrease is the result of payments on the principal balance of long-term debt.

Liquidity and Capital Resources

Business Considerations (see note # 5)

The 2001 Period reflected a decrease in cash of $711,400 from operating activities, as compared to a decrease of $240,853 from operating activities during the 2000 Period. The significant cash outflow for 2001 was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, sales, and marketing efforts. The cost outlays in 2001 were made possible by capital realized from the Company's private placement on September 27, 2000.

Net working capital as of September 30, 2001 and December 31, 2000 was $482,634 and $1,553,139 respectively. This decrease is a direct result of the significant loss in the 2001 Period of $1,020,785. Cash flows from new and existing contracts that were expected to occur in the first quarter either were postponed to subsequent periods or did not materialize. As a result management is seeking sources of new capital which it believes will be necessary to fund future operations.

On April 30, 2001 the Company signed a patent license agreement (U.S. Patent No. 6,110,683 entitled "Automated DNA Sequencer Loading Dye Which Contains A Lane

Tracking Aid issued August 29, 2000) with Applied Biosystems Group of PE Corporation, New York. This license agreement grants Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the Patent. This enables them to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 of which $200,000 was received in cash in the second quarter and the remaining $200,000 in product and service credits. These credits were utilized in the third quarter.

The Company continues to search for long-term projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers. Long-term projects generally range from a few months to more than a year. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million. During the third Quarter of 2000, the second year of this contract was awarded to the Company and provided revenues of approximately $1.2 million. This revenue was recognized during the last three months of 2000 and the first nine months of 2001. The Company expects that the third year of the project will be awarded with expected revenues of $790,000.

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

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

         Exhibit Number               Description of Exhibit

              3.1          Amended and Restated Articles of Incorporation (1)
              3.2          Amended and Restated Bylaws (1)
              4.1          Form of Common Stock Certificate (1)
              4.2 Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
              10.1         Warrant Agreement between the Company and Richard J.
                           Freer, as amended (1)
              10.2         Warrant Agreement between the Company and Thomas R.
                           Reynolds, as amended (1)
              10.3         Warrant Agreement between the Company and Robert B.
                           Harris, as amended (1)
              10.4         Employment Agreement for Richard J. Freer (1)
              10.5         Employment Agreement for Thomas R. Reynolds (1)
              10.6         Employment Agreement for Robert B. Harris (1)
              10.7         Executive Severance Agreement for Richard J.
                           Freer (1)
              10.8         Executive Severance Agreement for Thomas R.
                           Reynolds (1)
              10.9         Executive Severance Agreement for Robert B.
                           Harris (1)
             10.10         1997 Stock Incentive Plan, as amended (1)
             10.11 Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.


(b) Reports on Form 8-K. No reports on Form 8-K were filed for the period covered by this report.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMONWEALTH BIOTECHNOLOGIES, INC.


                                             By: /s/ James H. Brennan
                                                 -------------------------------
                                             James H. Brennan
                                             Controller and Principal Accounting
                                             Officer

November 13, 2001