Form 10QSB/A
period 2001-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2001-11-15
CIK 1042418

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

                       COMMONWEALTH BIOTECHNOLOGIES, INC.
                              FINANCIAL INFORMATION

                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                           September 30,     December 31,
                                                                                               2001              2000
                                                                                           ------------      ------------
                                                                                           (Unaudited)
Assets
Current Assets
    Cash and cash equivalents                                                              $    151,990      $    587,156
    Accounts receivable                                                                         783,153           792,071
    Investments                                                                                    --             995,789
    Prepaid expenses and inventory                                                              275,389            94,866
--------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                  1,210,532         2,469,882
--------------------------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                                   6,995,943         7,153,852
--------------------------------------------------------------------------------------------------------------------------
Other Assets
    Restricted cash                                                                             466,632           445,020
    Bond issue costs, net                                                                       230,635           238,693
    Contract acquisition costs                                                                   45,762            33,047
    Deposits                                                                                       --               3,200
--------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                                      743,029           719,960
--------------------------------------------------------------------------------------------------------------------------

                                                                                           $  8,949,504      $ 10,343,694
                                                                                           ============      ============
--------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
    Demand note payable                                                                    $     94,679      $    134,680
    Current maturities of long term debt and capital lease                                      195,679           207,431
    Accounts payable and other current liabilities                                              413,881           548,914
    Deferred revenue                                                                             23,659            25,718
--------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                               727,898           916,743
--------------------------------------------------------------------------------------------------------------------------
Long Term Debt
--------------------------------------------------------------------------------------------------------------------------
    Bonds payable                                                                             3,825,000         3,915,000
    Capital lease                                                                                88,607           162,386
--------------------------------------------------------------------------------------------------------------------------
        Total long term debt                                                                  3,913,607         4,077,386
--------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Common stock, no par value, 10,000,000 shares authorized                                       --                --
        September 30, 2001- 2,076,164; December 31, 2000 - 2,076,164 shares issued and outstanding
    Additional paid-in capital                                                               11,893,939        11,905,864
    Accumulated deficit                                                                      (7,585,940)       (6,565,155)
    Accumulated other comprehensive income                                                         --               8,856
--------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                            4,307,999         5,349,565
--------------------------------------------------------------------------------------------------------------------------

                                                                                           $  8,949,504      $ 10,343,694
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

November 15, 2001