Form 10KSB
period 2001-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2002-04-01
CIK 1042418

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act:     Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, without par value per share                                             None
           Nasdaq SmallCap Market

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

     The issuer's revenues for the year ended December 31, 2001 were $4,786,087.

     The aggregate market value of the shares of common stock, without par value ("Common Stock"), of the registrant held by non-affiliates on March 22, 2002 was approximately $3,677,391 based on the closing sales price of the shares of $1.86 per share, as reported on the Nasdaq SmallCap Market on March 30, 2002.

     As of March 22, 2002, there were 2,076,164 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 23, 2002 are incorporated by reference into Part III of this Form 10-KSB.

     Portions of the registrant's 2001 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one:) Yes ___ No X.
                                                                           -

                                     PART I
                                     ------

Item 1.     Description of Business.
            -----------------------

Overview

Commonwealth Biotechnologies, Inc. (the "Company" or "CBI") was founded in 1992 to provide sophisticated research and development support services on a contract basis to the biotechnology industry. The Company's customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for health care, agricultural and other purposes. The Company's revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world.

The Company provides these services to customers on a contract basis and derives its revenues from these services, and not only from sales of commercial products resulting from the research. This arrangement distinguishes the Company from many other biotechnology companies in that the Company's revenues are not derived from successful commercialization of a new biotechnology product. The Company believes that it has developed a strong reputation as a leading provider of biotechnology research and development analytical services. The Company is focusing its expansion efforts on the maintenance and expansion of long-term relationships with customers in the biotechnology industry and in establishing new customer relationships. The Company has implemented new technologies to provide new services to its customers, and is continuing to develop new products and services to meet the changing needs of its customers.

The Company's approach to providing services is called "Concept-to-Clinic" and is the key to CBI's continued success. It defines the approach taken with all clients - design, development, implementation and testing. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through clinical regulation, CBI stands ready as partner of choice to provide the required services that ensures success. The use of Concept-to-Clinic is evidenced in the broad array of services CBI offers its clients.

Growth Strategy

The Company's strategy for growth focuses on expanding its long term contracts in the areas described below. The Company is not currently pursuing scientific improvements to its intellectual property portfolio, but is actively pursuing licensing and corporate partners. In this regard, CBI licensed two of its intellectual properties over the past year. AccutracTM, CBI's DNA sequencing reagent, was licensed to Applied Biosystems, Inc., Foster City, CA, under terms of a non-exclusive license agreement and HepArrest(TM) was licensed to MediRox AB, Linkoping, Sweden for use as an in vitro reagent for reversal of heparin-induced anticoagulation in blood samples collected at the point of care from patients. MediRox paid a one-time license fee and is buying HepArrest exclusively from CBI. Depending on how fast MediRox can grow its in vitro diagnostic market, sales of HepArrest can become a contributing revenue source for the Company.

CBI expanded its molecular diagnostics platform to detection and quantitation of the various human Herpes viruses. Particular Herpes family members have been linked to chronic fatigue syndrome, organ rejection, multiple sclerosis, and Karposi's syndrome. CBI's platform offers rapid analysis combined with single copy sensitivities. CBI developed the platform under contract from Vigen, Inc., Wilmette, IL, and while CBI is the named inventor on patents protecting this platform filed with the US and PCT patent authorities, the patent is assigned to Vigen. CBI performs the assays relative to this platform under a non-exclusive license from Vigen. In the period May through December, CBI analyzed the blood serum from more than 350 patients for the presence of DNA attributable to Herpes viruses 4,5,6,7 and 8. CBI's platform is also being used in support of a clinical trial for new anti-Herpes medications. Even without a formal marketing effort, gross revenues from Herpes viral assays were $185,000 over this eight month period.

CBI continues to grow its defense contract business. CBI's subcontract from the Illinois Institute of Research Institute on behalf of a government Sponsor was renewed in 2001 for proprietary protocol development work in the general area of bio-defense. CBI is the prime contractor for a second government Sponsor. Under this latter agreement, research is aimed at identifying novel molecules associated with nefarious bio agents. A third contract with yet another government sponsor, awarded in September 2001, for which CBI is the prime contractor charges CBI with delineating strain identity by DNA sequence analysis of particular human pathogenic bacteria. The Company believes that these contracts demonstrate the high regard with which the various governmental agencies view CBI and are acknowledgements of its expertise in the complex area of detection and identification of agents that may be used in bio-warfare. Together, these contracts are expected to bring nearly $2 million in gross revenue to the Company during the course of one contractual year period.

Other areas for the Company's growth include:
- Overexpression and characterization. The Company believes that there is a pressing need for GLP rated facilities to perform validated assay work on new recombinant products for large and small biotech companies. CBI is currently performing such work under long term contracts to different industry clients.
- Assay Development. The Company believes that it is uniquely qualified to help develop analytical assays for potential commercial products (pharmaceutical and otherwise) for industry clients.
- Reference Lab Work. CBI continues to grow its reference lab DNA work, which encompasses human paternity testing and animal lineage analysis. CBI has also developed unique methods for cell culture lineage analysis.
- Microbiology. Working individually or teamed with industry partners, CBI offers traditional and cutting edge microbiological analyses. Current clients include those looking to confirm the presence of suspected pathogens in suspicious powders. CBI also is consulting with major food providers to put in place rapid and meaningful assays and surveys for food borne pathogens.
- Clinical Diagnostic Support. CBI continues to grow its laboratory support services for human clinical trail studies. In addition to its assays for the various human herpes viruses, CBI offers molecular diagnostic assays to industry clients.
- Genomics/Proteomics. As the DNA make-up of individual organisms (including humans) is unveiled, CBI is able to help identify and characterize the proteins which make up the "proteome" encoded by the DNA. The Company believes that it's genomics and proteomics capabilities are well recognized. CBI specializes at developing novel mass spectral methods for characterization of organismal proteomes.
- cGMP. A move towards cGMP status would permit CBI to take on many more clients concerned with higher levels of compliance.

Regulatory Compliance

The Company is registered under the Clinical Laboratories Improvement Act (CLIA) which enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers.

The Company is also accredited under the guidelines of the National Forensic Science Technology Center, (NFSTC), to perform DNA identity testing for submission of data into the Combined DNA Index System (CODIS) data base, and is one of a select few commercial facilities nationwide accredited by the NFSTC to perform criminal (felony) DNA database testing for submission into the FBI CODIS database.

The Company is accredited by the American Association of Blood Banks (AABB), and the Company has participated in a validation study through the College of American Pathologists (CAP). Accreditation by the AABB enables the Company to perform paternity testing on private and public cases.

The Company is also accredited by the Centers for Disease Control to receive and handle select agents. The Company operates and maintains an accredited Biosafety level 3 facility.

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

These various accreditations enhance the Company's position in the marketplace and bolster its "Concept-to-Clinic" offerings. In addition to managing clinical trial work, the Company has the capacity to perform the associated lab services and the results of these lab analyses will be acceptable to the regulatory authorities.

Strategies for improving CBI's contract business

CBI will re-organize its management structure in 2002 and assign some of the current duties and responsibilities of senior management to various senior scientific staff members. This move will allow Dr. Harris, Dr. Freer and Mr. Reynolds to have more time to become more actively involved in the early interaction with potential clients and development of new business which thus extends the Company's marketing efforts. Dr. Harris will assume the responsibilities of Chief Scientific Officer (CSO) in addition to his duties as President. This is in keeping with his strengths in interacting very positively with potential clients and should give those potential clients additional assurance when developing scientific relationships. Dr. Freer will assume the responsibilities of Chief Operating Officer (COO) in addition to his duties as Chair of the Board of Directors. This move will consolidate his current oversight of marketing, sales, compliance, safety, and drug development services under one organizational entity. Finally, the DNA laboratories were re-organized at the end of 2001 to allow Mr. Reynolds more time to fully participate in strategic marketing and business development activities. The focus of these marketing efforts will be to develop new, long-term contracts and business relationships with pharmaceutical, biotech, and research companies.

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

The Company is a fee-for-service contractor and typically takes no ownership position in the intellectual property rights resulting from services it performs under contract for either short term or long term contract customers. A key to the growth of the Company has been to integrate a number of foundation technologies and provide a broad range of capabilities to customers who otherwise must go to several different sources for their needs. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides.

Providing a wide range of services is an important element of the Company's competitive strategy. Virtually all of its closest competitors provide either DNA level technologies or protein/peptide level technologies. There are few major competitors which offer integrated DNA/RNA and protein/peptide technologies and none that offer these technologies combined with sophisticated biophysical analytical techniques, such as calorimetry, spectroscopy, and mass spectral analysis. Thus, the Company can provide complete research programs to its customers. "One stop biotechnology shopping" has proved attractive in securing long term contracts with customers ranging from major pharmaceutical industry researchers to major government Sponsors of research, including agencies of the Department of Defense.

The services offered by the Company are fully detailed in its promotional brochures, and on its World Wide Web page. The Company has instituted "fax-on-demand" for customers who seek technology descriptions and pricing information.

Customers

CBI continues to redefine its client population and actively seeks clients with long term project goals, rather than individual orders for selected technologies. "Concept-to-Clinic" defines the approach taken with all clients - design, development, implementation and testing. CBI's clients are from private companies, academic institutions and government agencies across the globe. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through the regulatory process, CBI stands ready as partner of choice to provide the required services which ensure success. CBI's long term contract revenues increased nearly 50% in 2001 as compared to 2000.

CBI has made a conscious effort to redefine its client base. Through its aggressive marketing efforts, CBI has successfully changed its image from a "menu" driven company (where a client might order one or two analyses) to a "project oriented" company (where a client contracts with CBI to move a project from conception to practice). In the evolution of CBI's business and as prices and technologies changed, it became increasingly clear to the Company that it would be very difficult to sustain business if CBI had to rely on investigators who provided individual samples for analysis. It was simply not economically viable to consider nurturing growth on the basis of orders for individual analyses or individual orders for a limited DNA sequencing project. The only answer was large scale, solution oriented, one stop shopping.

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

HepArrest(TM) is intended for use in acute surgical situations where the anticoagulant effects of Heparin must be reversed. When surgery is concluded, restoration of clotting function is critical to prevent unwanted bleeding and related post-operative complications. CBI has completed virtually all pre-clinical laboratory studies necessary to file its own IND for HepArrest(TM). With implementation of its drug development platform, CBI is positioned to move HepArrest(TM) through the regulatory compliance process. Concomitantly, the Company is seeking a licensing partner who will complete the IND and clinical trial process on its behalf. United States patents have been issued for HepArrest(TM). National patent filings for the product are pending in Europe, Canada and Japan, the three largest potential markets for HepArrest(TM) outside of the United States. Even if a new product were to be developed shortly, HepArrest(TM) is considerably further along in the commercialization process. If HepArrest(TM) comes to market and continues to perform in clinical trials as it has in pre-clinical trials, it is not unimaginable that HepArrest(TM) could capture a significant market share.

On April 30, 2001, the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York. This license agreement grants Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the patent. This enables them to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 of which $200,000 was received in cash in the second quarter and the remaining $200,000 in product and service credits. These credits were utilized to purchase equipment in June 2001.

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

Human Resources

The Company currently has 33 full time employees including 7 employees in administration, marketing, sales, and customer relations, 1 computer network specialists, and 25 employees in laboratory operations; in which some employees also participate in research and development. Eleven of the Company's employees hold doctorate degrees, and 7 have master's degrees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

Competition

The Company faces several types of competition. The Company believes there are between 15 and 19 companies concentrating on peptide synthesis and about 25 other companies offering DNA related services in the United States. Very few companies offer both DNA/RNA and protein/peptide analysis. Other competition comes from divisions of larger research oriented companies or university core facilities. The principal competitive factors are pricing, expertise, and range of services offered, and the Company believes that it competes effectively on all of these factors.

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

The Company anticipates that its pursuit of its growth strategy will subject the Company to a heightened level of government regulation of its operations. For example, in pursuing opportunities to provide analytical services to customers seeking the approval of the United States Food and Drug Administration (the "FDA") of products, the Company's operations will become subject to compliance with standards established by the FDA, including inspections by the FDA and other federal, state and local agencies regarding work performed by the Company on specific FDA submission projects. If significant violations are discovered during an inspection, the Company may be restricted from undertaking additional work on projects until the violations are remedied. The Company has a license from the Nuclear Regulatory Commission ("NRC") for conduct of work involving radionuclides and operates a BSL3 facility under accreditation from the Centers for Disease Control.

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

Item 2.  Description of Property
         -----------------------

Facilities

Construction of the Company's present facility was completed in November 1998 at an overall cost of approximately $ 5.1 million financed primarily through the Virginia Small Business Financing Authority (the "VSBFA") which issued $ 4,000,000 in tax exempt industrial revenue bonds ("IRBs") for the benefit of the Company. As of December 31, 2001, the aggregate principal amount of the outstanding IRBs was approximately $ 3,915,000. In connection with the IRB financing, liens were placed on the facility and substantially all of the Company's assets, including its accounts receivables. The Company possesses a limited right to prepay the IRB obligations pursuant to the terms of the Loan Agreement attached as Exhibit 10.14 to this Annual Report on Form 10-KSB. The debt associated with the IRBs amortizes as follows:

Principal Amount Due ($)       Date Due         Applicable Interest Rate (%)
------------------------       --------         ----------------------------

        330,000             March 15, 2023                  8.0
         85,000             March 15, 2001                  5.2
         90,000             March 15, 2002                  5.3
         95,000             March 15, 2003                  5.4
        100,000             March 15, 2004                  5.5
        105,000             March 15, 2005                  5.6
        110,000             March 15, 2006                  5.7
        115,000             March 15, 2007                  5.8
        125,000             March 15, 2008                  5.9
        130,000             March 15, 2009                  6.0
        140,000             March 15, 2010                  6.1
        145,000             March 15, 2011                  6.2
        155,000             March 15, 2012                  6.3
      2,275,000             March 15, 2022                  7.0

The Company's facility, located in Richmond, Virginia, encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space, which was purposefully left undeveloped to accommodate new technologies as they come on board. The Company took possession of its current facility in late November 1998, and all labs were fully operational in the facility by mid December 1998. The Company believes that the facility is adequately insured.

Item 3.     Legal Proceedings
            -----------------

On April 18, 2001, the Company filed a lawsuit against Virginia Commonwealth University ("VCU") and the Comptroller of the Commonwealth of Virginia for breach of contract and unjust enrichment. The Company alleges that VCU breached the terms of a subcontract related to a grant awarded to VCU by the Department of Health and Human Service (the "Department"). Pursuant to the subcontract, the Company was to provide services to VCU in connection with the grant. Upon the award of the grant, the Company alleges that VCU breached the subcontract by utilizing its graduate students to provide the services called for by the subcontract. The Company is seeking damages in the aggregate amount of $ 227,645 plus pre-judgment and post-judgment interest. This amount relates solely to the first two years of VCU's grant. In addition, the Company is seeking a declaratory judgment stating that should the Department renew VCU's grant for a third year, VCU should be deemed to have further breached the subcontract. The Company is seeking damages in the amount of $101,317 plus pre-judgment and post-judgment interest for this alleged breach.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of 2001.


                                     PART II
                                     -------

Item 5.     Market for Common Equity and Related Stockholder Matters.
            ---------------------------------------------------------

The information set forth on page 4 the Company's 2001 Annual Report to Shareholders under the caption "Market for Common Equity" is incorporated herein by reference.

Item 6.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

The information set forth on pages 5 through 13 of the Company's 2001
Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.     Financial Statements.
            ---------------------

The Company's financial statements and the related notes thereto, together with the report of McGladrey & Pullen, LLP, set forth on pages 14 through 30 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure.
            ---------------------

The Company is not presently involved in any disagreements with its independent auditors on accounting financial disclosures.


                                    PART III
                                    --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            -------------------------------------------------------------
            Compliance with Section 16(a) of the Exchange Act.
            --------------------------------------------------

Directors

The information relating to the directors of the Company set forth in the Company's definitive proxy statement relating to the Company's Annual Meeting of Shareholders to be held on May 23,2002 (the "Proxy Statement") under the caption "Proposal 1: Election of Directors" is incorporated herein by reference.

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

Item 10.    Executive Compensation.
            -----------------------

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

Item 12.    Certain Relationships and Related Transactions.
            -----------------------------------------------

The information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 13.    Exhibits and Reports on Form 8-K.
            ---------------------------------

     (a)      Exhibits

      Exhibit
      Number                            Description of Exhibit
      -------                           ----------------------
        3.1        Amended and Restated Articles of Incorporation (1)
        3.2        Amended and Restated Bylaws (1)
        4.1        Form of Common Stock Certificate (1)
        4.2        Form of Underwriter's Warrant, as amended (1)
        4.3        Form of Management Warrant, as amended (1)
        10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated ("A&S") (1)
        10.2       Warrant Agreement between the Company and A&S (1)
        10.3 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
        10.4 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
        10.5 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
        10.6       Employment Agreement for Richard J. Freer (1)
        10.7       Employment Agreement for Thomas R. Reynolds (1)
        10.8       Employment Agreement for Robert B. Harris (1)
        10.9       Executive Severance Agreement for Richard J. Freer (1)
       10.10       Executive Severance Agreement for Thomas R. Reynolds (1)
       10.11       Executive Severance Agreement for Robert B. Harris (1)
       10.12       1997 Stock Incentive Plan, as amended (1)
       10.13       2000 Stock Incentive Plan (3)
       10.14 Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)
        13.1 Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 incorporated in Form 10-KSB (4)
        23.1       Letter of Consent from McGladrey & Pullen LLP (4)


-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-51074.
(4)  Filed herewith.

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

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, Registration No. 333-51074, and incorporated by reference herein.

     (b)  Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.

Date: March 29, 2002                    By: /s/ Robert B. Harris, Ph.D.
                                            ---------------------------
                                            Robert B. Harris, Ph.D
                                            President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Name                                   Title(s)                                  Date
                  ----                                   --------                                  ----


/s/ Richard J. Freer, Ph.D.                Chairman and Director (Principal                   March 29, 2002
-----------------------------              Executive Officer)
     Richard J. Freer, Ph.D.

/s/ Robert B. Harris, Ph.D.                President and Director                             March 29, 2002
-----------------------------
     Robert B. Harris, Ph.D.

/s/ Thomas R. Reynolds                     Senior Vice President, Secretary and               March 29, 2002
-----------------------------              Director
    Thomas R. Reynolds,

/s/ James H. Brennan                       Controller (Principal Financial and                March 29, 2002
-----------------------------              Accounting Officer)
    James H. Brennan

/s/ L. McCarthy Downs, III                 Director                                           March 29, 2002
-----------------------------
    L. McCarthy Downs, III

/s/ Dr. Raymond Harold Cypess              Director                                           March 29, 2002
-----------------------------
    Dr. Raymond Harold Cypess

/s/ Samuel P. Sears, Jr.                   Director                                           March 29, 2002
-----------------------------
     Samuel P. Sears, Jr.

/s/ Dr. Donald McAfee                      Director                                           March 29, 2002
-----------------------------

      Dr. Donald McAfee

                                           Director                                           March 29, 2002
-----------------------------
     Everette G. Allen Jr.

                                  EXHIBIT INDEX
                                  -------------


      Exhibit
      Number                            Description of Exhibit
      -------                           ----------------------
        3.1        Amended and Restated Articles of Incorporation (1)
        3.2        Amended and Restated Bylaws (1)
        4.1        Form of Common Stock Certificate (1)
        4.2        Form of Underwriter's Warrant, as amended (1)
        4.3        Form of Management Warrant, as amended (1)
        10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated ("A&S") (1)
        10.2       Warrant Agreement between the Company and A&S (1)
        10.3 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
        10.4 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
        10.5 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
        10.6       Employment Agreement for Richard J. Freer (1)
        10.7       Employment Agreement for Thomas R. Reynolds (1)
        10.8       Employment Agreement for Robert B. Harris (1)
        10.9       Executive Severance Agreement for Richard J. Freer (1)
       10.10       Executive Severance Agreement for Thomas R. Reynolds (1)
       10.11       Executive Severance Agreement for Robert B. Harris (1)
       10.12       1997 Stock Incentive Plan, as amended (1)
       10.13       2000 Stock Incentive Plan (3)
       10.14 Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)
        13.1 Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 incorporated in Form 10-KSB (4)
        23.1       Letter of Consent from McGladrey & Pullen LLP (4)


-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-51074.
(4)  Filed herewith.