Form 10KSB/A
period 2001-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2002-04-02
CIK 1042418

                                  FORM 10-KSB/A

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

Item 13.    Exhibits and Reports on Form 8-K.
            ---------------------------------

     (a)      Exhibits

      Exhibit
      Number                            Description of Exhibit
      -------                           ----------------------
        3.1        Amended and Restated Articles of Incorporation (1)
        3.2        Amended and Restated Bylaws (1)
        4.1        Form of Common Stock Certificate (1)
        4.2        Form of Underwriter's Warrant, as amended (1)
        4.3        Form of Management Warrant, as amended (1)
        10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated ("A&S") (1)
        10.2       Warrant Agreement between the Company and A&S (1)
        10.3 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
        10.4 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
        10.5 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
        10.6       Employment Agreement for Richard J. Freer (1)
        10.7       Employment Agreement for Thomas R. Reynolds (1)
        10.8       Employment Agreement for Robert B. Harris (1)
        10.9       Executive Severance Agreement for Richard J. Freer (1)
       10.10       Executive Severance Agreement for Thomas R. Reynolds (1)
       10.11       Executive Severance Agreement for Robert B. Harris (1)
       10.12       1997 Stock Incentive Plan, as amended (1)
       10.13       2000 Stock Incentive Plan (3)
       10.14 Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)
        13.1 Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 incorporated in Form 10-KSB (4)
        23.1       Letter of Consent from McGladrey & Pullen LLP (5)


-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-51074.
(4)  Filed herewith.
(5)  Previously filed.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COMMONWEALTH BIOTECHNOLOGIES, INC.

Date: April 2, 2002                    By: /s/ Robert B. Harris, Ph.D.
                                            ---------------------------
                                            Robert B. Harris, Ph.D
                                            President

                                  EXHIBIT INDEX
                                  -------------


      Exhibit
      Number                            Description of Exhibit
      -------                           ----------------------
        3.1        Amended and Restated Articles of Incorporation (1)
        3.2        Amended and Restated Bylaws (1)
        4.1        Form of Common Stock Certificate (1)
        4.2        Form of Underwriter's Warrant, as amended (1)
        4.3        Form of Management Warrant, as amended (1)
        10.1 Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated ("A&S") (1)
        10.2       Warrant Agreement between the Company and A&S (1)
        10.3 Warrant Agreement between the Company and Richard J. Freer, as amended (1)
        10.4 Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
        10.5 Warrant Agreement between the Company and Robert B. Harris, as amended (1)
        10.6       Employment Agreement for Richard J. Freer (1)
        10.7       Employment Agreement for Thomas R. Reynolds (1)
        10.8       Employment Agreement for Robert B. Harris (1)
        10.9       Executive Severance Agreement for Richard J. Freer (1)
       10.10       Executive Severance Agreement for Thomas R. Reynolds (1)
       10.11       Executive Severance Agreement for Robert B. Harris (1)
       10.12       1997 Stock Incentive Plan, as amended (1)
       10.13       2000 Stock Incentive Plan (3)
       10.14 Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)
        13.1 Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 incorporated in Form 10-KSB (4)
        23.1       Letter of Consent from McGladrey & Pullen LLP (5)


-----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-51074.
(4)  Filed herewith.
(5)  Previously filed.