Form 10QSB
period 2002-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2002-05-14
CIK 1042418

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

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

                    _____________________________________

   Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
          -----

   As of May 14, 2002, 2,076,164 shares of common stock, no par value, of the
         -----------------------
registrant were outstanding.

   Transitional Small Business Disclosure Format (Check one) Yes:______ No:  X
                                                                           ----

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       Commonwealth Biotechnologies, Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                              March 31,    December 31,
                                                                                                2002           2001
                                                                                            -------------  --------------
                                                                                             (Unaudited)         (Note 1)
Assets
Current Assets
   Cash and cash equivalents                                                                $    206,065    $    116,151
   Accounts receivable                                                                           532,537         631,289
   Prepaid expenses and inventory                                                                130,955          69,606
-------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                        869,557         817,046
-------------------------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                                    6,642,439       6,788,190
Other Assets
   Restricted cash                                                                               406,700         515,533
   Bond issue costs, net                                                                         225,263         227,949
-------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                                          631,963         743,482
-------------------------------------------------------------------------------------------------------------------------

                                                                                            $  8,143,959    $  8,348,718
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
   Demand note payable                                                                      $     59,680    $     79,680
   Current maturities of long term debt and capital lease                                        186,969         187,019
   Accounts payable and other current liabilities                                                422,478         500,674
   Deferred revenue                                                                              144,715          36,265
-------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                   813,842         803,638
-------------------------------------------------------------------------------------------------------------------------
Long Term Debt
   Bonds payable                                                                               3,730,000       3,753,750
   Capital lease                                                                                  41,372         136,561
-------------------------------------------------------------------------------------------------------------------------
     Total long term debt                                                                      3,771,372       3,890,311
-------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Common stock, no par value, 10,000,000 shares authorized                                           --              --
     March 31, 2002- 2,076,164; December 31, 2001 - 2,076,164 shares issued and outstanding
   Additional paid-in capital                                                                 11,892,955      11,892,955
   Accumulated deficit                                                                        (8,334,210)     (8,238,186)
-------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                3,558,745       3,654,769
-------------------------------------------------------------------------------------------------------------------------

                                                                                            $  8,143,959    $  8,348,718
-------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Operations

-----------------------------------------------------------------------------------------

                                                             Three Months Ended
                                                 ----------------------------------------
                                                     March 31,                March 31,
                                                      2002                      2001
                                                 --------------           ---------------
                                                             (Unaudited)
Revenue
Lab services                                     $   235,831                  $   140,982
Commercial contracts                                 368,698                      648,375
Government contracts                                 410,564                      470,471
Genetic identity                                      37,244                       75,304
Clinical services                                     28,331                       24,600
Food safety/microbiology                               8,250                           --
Product sales                                            880                        2,520
Other revenue                                          1,445                        1,235
License fees                                           4,000                           --
-----------------------------------------------------------------------------------------

        Total revenue                              1,095,243                    1,363,487
-----------------------------------------------------------------------------------------
Cost of Services
Direct Labor                                         281,376                      358,351
Direct Materials                                     180,846                      350,404
Subcontractor Costs                                       --                       93,176
Overhead                                             329,737                      417,140
-----------------------------------------------------------------------------------------

        Total cost of services                       791,959                    1,219,071
-----------------------------------------------------------------------------------------

Selling, General & Administrative                    332,235                      586,622
-----------------------------------------------------------------------------------------

Operating loss                                       (28,951)                    (442,206)

Other income (expense)
    Interest expense                                 (69,285)                     (72,633)
    Interest income                                    2,212                       40,344
-----------------------------------------------------------------------------------------

        Total other income (expense)                 (67,073)                     (32,289)
-----------------------------------------------------------------------------------------

Net loss                                         $   (96,024)                 $  (474,495)
-----------------------------------------------------------------------------------------

Basic and diluted loss per common share          $     (0.05)                 $     (0.23)
-----------------------------------------------------------------------------------------

See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                            Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                                 Three Months Ended
                                                                                       -----------------------------------
                                                                                         March 31, 2002   March 31, 2001
                                                                                       ----------------- -----------------
                                                                                                    (Unaudited)
Cash flows from operating activities
Net loss                                                                                 $ (96,024)         $(474,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
    Depreciation and amortization                                                          158,203            207,971
    Realized gains on sale of investments                                                       --            (11,922)
    Changes in assets and liabilities:
        Accounts receivable                                                                 98,752            (38,410)
        Prepaid expenses and inventory                                                     (61,349)          (219,117)
        Accounts payable and accrued expenses                                              (78,196)           105,287
        Deferred revenue                                                                   108,450             (6,384)
        Deposits                                                                                --              3,200
--------------------------------------------------------------------------------------------------------------------------


Net cash  provided by (used in) operating activities                                       129,836           (433,870)
--------------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
Contract acquisition costs                                                                      --           (150,000)
Purchases of debt securities, available for sale                                                --           (296,889)
Sale of debt securities, available for sale                                                     --            781,464
Purchases of property, plant and equipment                                                  (9,765)           (97,392)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                         (9,765)           237,183
--------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
Principal payments on long term debt, note payable and capital lease obligation           (138,990)          (129,339)
Restricted cash                                                                            108,833            (12,550)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (30,157)          (141,889)
--------------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                                        89,914           (338,576)
Cash and cash equivalents, beginning of period                                             116,151            587,156
--------------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                                 $ 206,065          $ 248,580
--------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information

    Cash payments for interest                                                           $ 132,184          $ 226,865
--------------------------------------------------------------------------------------------------------------------------


See notes to financial statements.

                       Commonwealth Biotechnologies, Inc.
                          Notes To Financial Statements

Note 1.   Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2001, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three months ended March 31,2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2.   Earnings (Loss) Per Share

     The Company follows the guidance provided in the Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present only basic per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At March 31, 2002 and 2001, common stock instruments have not been included in the computation of earnings per share because their inclusion would have had an anti-dilutive effect (reduced the loss per common share) applicable to the net loss for all periods presented.

Note 3.   Going Concern and Management Plan

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $96,024 during the quarter ended March 31, 2002 and has a history of losses that have resulted in an accumulated deficit of $8,334,210 at March 31, 2002. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

Management has taken a number of steps to improve cash flow and liquidity. Beginning in the summer of 2001, the Company reduced personnel levels, curtailed research and development expenses, reduction of marketing expenditures, deferred directors' fees and a portion of officers' compensation. The Company has also reduced or delayed expenditures on items that are not critical to operations. The Company is in active negotiations with a number of parties with respect to strategic transactions that, if consummated, would favorably impact the Company's financial condition. There can be no assurances, however, that any such transactions will be consummated.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

There is substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4.   Engagement of Segerdahl & Company, Inc.

Effective April 22, 2002, Segerdahl & Company, an investment banking firm, has been engaged to provide the company with investment banking services related to the possible issuance of additional equity capital, facilitation of a re-capitalization of the Company, or the completion of other transactions designed to further the goals of profitability of the Company. The term of the engagement is one year.

In accordance with the terms of its engagement letter with Segerdahl, as a retainer, the Company issued to Segerdahl a three year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share (the "Retainer Warrant"). The Retainer Warrant contains a net issuance provision and provides for unlimited piggyback registration rights as to the shares of common stock underlying the Retainer Warrant. The Retainer Warrant will only vest in the event (i) the Company completes a Transaction or (ii) the Company's common stock trades at a price per share at or above $5.00 per share for 10 of 20 consecutive trading days during the term of the engagement.

In addition, as a transaction fee, the Company issued to Segerdahl a three year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.00 per share (the "Transaction Fee Warrant"). The Transaction Fee Warrant contains a net issuance provision and provides for unlimited piggyback registration rights as to the shares of common stock underlying the Transaction Fee Warrant. The Transaction Fee Warrant will only vest in the event (i) the Company completes a Transaction; provided that (x) the acquisition of certain intellectual property rights previously identified by the Company and (y) the completion of certain short-term financing noted below shall not be deemed to be a Transaction for the purposes of the Transaction Fee Warrant, and (ii) the Company's common stock trades at a price per share at or above $7.00 per share for 10 of 20 consecutive trading days during the term of the engagement.

Whether or not a Transaction is contemplated, the Company also agreed to reimburse Segerdahl up to $10,000 for out-of-pocket and properly documented expenses incurred by

Segerdahl in connection with the performance of its services provided pursuant to the engagement.

Pursuant to the engagement, Segerdahl may arrange short-term financing alternatives for the Company, for such services and to the extent Segerdahl completes such short-term financing unaffiliated with Segerdahl, the Company will pay Segerdahl a fee equal to 7% of such financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following should be read in conjunction with the Company's Financial Statements and Notes included herein.

Going Concern
-------------

Since 1997 and through 2002, the Company incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 2001, these deficits were substantially funded through use of funds obtained from a private placement and its Initial Public Offering ("IPO"). The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of Industrial Revenue Development Bonds. At December 31, 2001, the Company had used virtually all of the funds received in connection with its offerings.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $96,024 during the first quarter in 2002 as compared to $474,495 during 2001 and has a history of losses that have resulted in an accumulated deficit of $8,334,210 as of March 31, 2002. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

At the outset of 2002, the Company is in an uncertain cash position. However, management believes that the Company has the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. In 2001, when confronted with potentially static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricted all material purchases to service on-going work only and serve to minimize all material inventories.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources. The lack of adequate cash reserves resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. The Company is actively exploring the availability of varying financial and strategic transactions, which, if consummated, would address the Company's need to improve its financial condition and/or its operations.

There can be no assurance, however, that any such required funds, if presented, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

The Company's independent auditors have included a paragraph emphasizing "going concern" in their report on our 2001 financial statements. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Overview
--------

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

The Company generally derives revenue from two types of customers: those who require a discrete set of services ("lab services"), and those who contract with the Company on an extended basis for performance of a variety of integrated services (commercial contracts and government contracts). More often than not, the Company's customers provide repeat business to the Company. The Company views commercial and government contracts as the more important source of revenue. The Company has continued to focus its efforts on identifying these customers. These contracts generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

The Company also derives revenues from genetic identity and clinical services. There has been a dramatic and constant increase in the number of private paternity cases implemented at the Company and in the number of molecular diagnostic assays performed. The Company designed and implemented molecular diagnostic assays for the presence of DNA attributable to the various human herpes viruses. This platform technology is being used to serve individual patients across the country and in support of an on-going clinical study with a new anti-viral therapeutic. The Company has grown its molecular diagnostic platform in several other critical areas and its services are being used in support of still other on-going clinical trials and in support of fundamental research and development programs for its clients.

The Company is continuing to expand its microbiology test services in the area of food safety, general microbiology, and assessment of biological pathogens in test samples. The Company is currently being used to determine the presence of bacterial organisms in suspicious powders and other test samples.

The Company continues to grow its defense contract business and is now actively engaged in pursuit of three different defense related contracts in the general area of bio-defense. The Company acts as both prime and subcontractor for bio defense related work.

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $131,464 for the 2002 Quarter, or 12.0% of the total revenue as compared to ($148,129) during the comparable 2001 Quarter or (10.9%) of total revenue.

Gross revenues decreased by $268,244 or 19.7% from $1,363,487 during the first quarter of 2001 (the "2001 Quarter") to $1,095,243 during first quarter of 2002 (the "2002 Quarter").

Revenues realized from lab services increased by $94,849 or 67.3% from $140,982 during the 2001 Quarter to $235,831 during the 2002 Quarter. This increase is primarily due to an influx of new clients requesting work on a one-time basis. Historically, net revenues have been earned from lab services, however, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts decreased by $279,677 or 43.1%, from $648,375 during the 2001 Quarter to $368,698 during the 2002 Quarter. This decrease is primarily due to work being completed with two major clients. During the 2001 Quarter, revenues from both clients amounted to $294,230. There was essentially no work done for these clients during the 2002 Quarter.

Revenues realized from various government contracts decreased by $59,907 or 12.7%, from $470,471 during the 2001 to $410,564 during the 2002 Quarter. This decrease was primarily due to delay in the release of funds necessary to perform work for the Illinois Institute of Technology Research Institute (IITRI) program. The hold-status placed by IITRI is due to a delay in release of monies to IITRI, by the Sponsor of the research program. However, during the 2002 Quarter, some of the funds have been released to the Company and the remainder of the funds that were delayed is expected to be released during the remainder of the second quarter of 2002. As funds are released, work is re-commenced on the program objectives.

Revenues realized from genetic testing decreased by $38,060 or 50.5%, from $75,304 during the 2001 Quarter to $37,244 during the 2002 Quarter. This decrease is a direct result of the cancellation of a major contract by a customer who chose to continue the work internally.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $427,113 or 35.0%, from $1,219,071 during the 2001 Quarter to $791,958 during the 2002 Quarter. The cost of services as a percentage of revenue was 72.3% and 89.4% during the 2002 and 2001 quarters, respectively.

Labor costs decreased by $76,975, or 21.5%, from $358,351 during the 2001 Quarter to $281,376 during the 2002 Quarter. This decrease reflects the cost cutting measures taken by management that included reduced staffing through layoffs and attrition.

The costs for direct materials decreased by $169,558, or 48.4%, from $350,404 during the 2001 Quarter, to $180,846 during the 2002 Quarter. This decrease is directly attributable the change in fiscal practices have been strictly enforced which restricted all material purchases to service on-going work only and serve to minimize all material inventories which included the elimination of non-production related expenditures.

Subcontractor costs during the 2001 Quarter amounted to $93,176. This was due to costs incurred from subcontractors in the area of drug development. There were no subcontractor costs during the 2002 Quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs decreased by $87,403, or 21.0%, from $417,140 during the 2001 Quarter to $329,737 during the 2002 Quarter. This decrease is primarily due to the following: 1) reduction of overhead salaries that were charged to direct labor, 2) management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures, 3) reduced maintenance costs on equipment, and 4) elimination of amortization costs associated with the purchase of contracts in Drug Development.

Sales, General and Administrative

Sales, general and administrative expenses ("SGA") consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $254,387, or 43.4%, from $586,622 during the 2001 Quarter to $332,235 during 2002 Quarter. As a percentage of revenue, these costs were 30.3% and 43.0% during 2002 and 2001, respectively.

Total compensation and benefits decreased by $64,831 or 35.1% from $184,925 during the 2001 Quarter to $120,094 during the 2002 Quarter. This decrease is primarily attributable to the reduction in administrative staff due to the cost cutting measures implemented by Management in 2001.

Facility costs decreased by $26,236 or 69.8% from $37,564 during the 2001 Quarter to $11,328 during the 2001Quarter. This decrease is primarily due to the elimination of rent paid for the offices of the drug development division.

Depreciation decreased by $10,309 or 29.3% from $35,192 during the 2001 Quarter to $24,883 during the 2002 Quarter. This decrease is primarily due to the write-off of obsolete equipment in the fourth quarter in 2001.

Taxes and Licenses decreased by $10,419 or 30.0% from $34,772 during the 2001 Quarter to $24,353 during the 2002 Quarter. This decrease is due to a reduction in sales tax paid to Virginia.

Office expenses decreased by $18,755 or 56.9% from $32,956 during the 2001 Quarter to $14,201 during the 2002 Quarter. This decrease is primarily due to across the board cuts in all items associated with conducting business in the office.

Other costs decreased by $29,450 or 86.3% from $34,126 during the 2001 Quarter to $4,676 during the 2002 Quarter. This decrease is primarily due to a reduction in bank fees costs as well as an adjustment to the allowance for bad debt account.

Marketing costs decreased by $91,454 or 84.4%, from $108,313 during the 2001 Quarter to $16,859 during the 2001 Quarter. Based on Management's decision to control expenditures, there was virtually no advertising done during the 2002 Quarter. Whereas during the first quarter of 2001, the Company opted to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Interest income decreased by $38,132, or 94.5% from $40,344 during the 2001 Quarter to $2,212 during the 2002 Quarter. This decrease is due to the complete utilization of funds obtained from the private placement and the IPO.

Interest costs incurred by the Company during the 2002 and 2001 Quarters included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company's IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company's IRB financing. Interest expense decreased $3,348 or 4.6% from $72,633 during the 2001 Quarter to $69,285 during the 2002 Quarter.

Liquidity and Capital Resources

For a discussion of the Company's current financial condition, please see the section entitled "Going Concern". The 2002 Period reflected an increase in cash of $129,836 from operating activities, as compared to a decrease of $433,870 from operating activities during the 2001 Period. The increase in cash during the 2002 Period was primarily due to reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures.

The decrease in cash during the 2001 Period was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, and marketing efforts.

Net working capital as of March 31, 2002 and December 31, 2001 was $55,715 and $13,408 respectively. This increase is a direct result of the cost cutting measures taken by the Company during the fourth quarter of 2001.

The Company underwent an internal strategic review of its platform technologies and an extensive independent examination of its fiscal policies and procedures. The latter review confirmed that Management acted appropriately to reduce staffing through lay-offs and attrition and to reduce or eliminate all non-production related expenditures. Fiscal practices were strictly enforced which restrict all material purchases to service on-going work only and serve to minimize all material inventories. While reductions in advertising and marketing negatively impact CBI's ability to attract new work through the print media, expanded development and use of the Company's web page (done with internal resources) combined with favorable word-of-mouth and limited print advertising, continue to enhance CBI's exposure to life sciences investigators throughout the world.

As a further result of the internal review, several technology platforms, which were not contributing to the overhead and profitability of the Company, were eliminated while still others were re-priced. Management is keenly aware of the need to continuously streamline its operations while maintaining its competitive edge.

 The Company's efforts continue to focus on long-term contractual projects because they are more important sources of revenues. Long-term projects generally range in duration from a few months to several years. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million. During the third Quarter of 2001, the third year of this contract was awarded to the Company and provided revenues of approximately $668,000 of which $473,000 will be recognized during the 2002 Period. The Company expects that the fourth year of the project will be awarded in 2002 with expected revenues of $1,130,000.

In addition, the Company received an additional project in late September 2001 valued at $887,000 of which $546,000 will be recognized during the 2002 Period. In early May, the Company was notified of a $250,000 increase to one of our existing bio-defense contracts in which the work will commence immediately.

Work on a third Government project, awarded in September 2001, is just now beginning, due to delays caused by the events of September 11th. This latter contract is for $550,000 for September 2001 through August, 2006. The Sponsor has the option to increase this contract by $250,000.

On February 28, 2002, the Company received $139,000 in advance for work to be completed over a twenty-four months period. At present, the work scope for this client will provide $417,000 in additional revenues to the Company. However, management believes that the work scope will be expanded by the client as data is collected and that the magnitude of the contract will be increased.

In June, 2002, CBI expects to begin work on a new subcontract award of nearly $500,000 from a major national defense firm to perform vaccine quality control analyses. The initial period of this subcontract is two years, but the bulk of the revenues will be received in the first year. CBI is also currently negotiating other long-term contracts, including two new potential five-year contracts in bio-defense on which we are teamed with the contract incumbents.

On April 23, 2002, the Company announced that it has engaged the services of Segerdahl & Co., a registered broker-dealer, for the express purpose of exploring the strategic options of CBI, with a focus on raising additional equity capital, facilitating a re-capitalization, or the completion of any other transaction which furthers the goals of profitability of the company. The intent of any such transaction would be to maximize shareholder value. In addition, any such transaction would be subject to applicable securities rules, including the possibility of shareholder approval.

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

10.4                  Employment Agreement for Richard J. Freer (1)
10.5                  Employment Agreement for Thomas R. Reynolds (1)
10.6                  Employment Agreement for Robert B. Harris (1)
10.7                  Executive Severance Agreement for Richard J. Freer (1)
10.8                  Executive Severance Agreement for Thomas R. Reynolds (1)
10.9                  Executive Severance Agreement for Robert B. Harris (1)
10.10                 1997 Stock Incentive Plan, as amended (1)
10.11 Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
_______________________
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.

      (b) Reports on Form 8-K. On April 23, 2002, the Company announced that it has engaged the services of Segerdahl & Co., a registered broker-dealer, for the express purpose of exploring the strategic options of CBI, with a focus on raising additional equity capital, facilitating a re-capitalization, or the completion of any other transaction which furthers the goals of profitability of the company. The intent of any such transaction would be to maximize shareholder value. In addition, any such transaction would be subject to applicable securities rules, including the possibility of shareholder approval.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMMONWEALTH BIOTECHNOLOGIES, INC.

                                     By:   /s/ James H. Brennan
                                         ---------------------------------
                                           James H. Brennan
                                           Controller and Principal Accounting
                                           Officer

March 14, 2002

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

__________________________
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.