Form 10QSB
period 2002-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2002-08-13
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                      to

Commission file number:  001-13467

COMMONWEALTH BIOTECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Virginia	54-1641133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Biotech Drive, Richmond, Virginia 23235
(Address of principal executive offices)

(804) 648-3820
(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 14, 2002, 2,098,224 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes:  ☐  No:  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$136,600	$116,151
Accounts receivable	574,968	631,289
Prepaid expenses and inventory	127,610	69,606

Total current assets	839,178	817,046

Property and Equipment, net	6,500,047	6,788,190

Other Assets
Restricted cash	475,522	515,533
Bond issue costs, net	222,577	227,949

Total other assets	698,099	743,482

	$8,037,324	$8,348,718

Liabilities and Stockholders’ Equity
Current Liabilities
Demand note payable	$44,680	$79,680
Current maturities of long term debt and capital lease	189,504	187,019
Accounts payable and other current liabilities	458,223	500,674
Deferred revenue	120,812	36,265

Total current liabilities	813,219	803,638

Long Term Debt

Bonds payable	3,730,000	3,825,000
Capital lease	16,774	65,311

Total long term debt	3,746,774	3,890,311

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized	—	—
June 30, 2002—2,098,224; December 31, 2001—2,076,164 shares issued and outstanding
Additional paid-in capital	11,957,455	11,892,955
Accumulated deficit	(8,480,124)	(8,238,186)

Total stockholders’ equity	3,477,331	3,654,769

	$8,037,324	$8,348,718

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$219,760	$146,884	$453,681	$287,866
Commercial contracts	434,556	443,570	805,164	1,091,944
Government contracts	429,719	395,675	840,283	866,145
Food safety / microbiology	400	2,500	8,650	2,500
Genetic identity	29,907	58,238	67,151	133,542
Clinical services	19,923	12,205	48,254	36,805
License fees	—	400,000	4,000	400,000
Product sales	340	4,020	1,220	6,540
Other revenue	474	2,749	1,918	3,985

Total revenue	1,135,079	1,465,841	2,230,321	2,829,327

Costs of services
Direct Labor	282,702	286,913	564,080	645,264
Direct Materials	192,889	235,804	373,735	586,208
Subcontractor Costs	—	6,246	—	99,422
Other Direct Costs	6,200	—	24,538	—
Overhead	317,277	523,642	628,674	895,057

Total costs of services	799,068	1,052,605	1,591,027	2,225,951
Selling, General & Administrative	403,267	557,506	735,500	1,144,091

Operating loss	(67,256)	(144,270)	(96,206)	(540,715)

Other income (expenses)
Interest expense	(80,760)	(24,907)	(150,045)	(143,301)
Interest income	2,101	23,024	4,313	63,368

Total other income (expense)	(78,659)	(1,883)	(145,732)	(79,933)

Net loss	$(145,915)	$(146,153)	$(241,938)	$(620,648)

Basic and diluted loss per common share	$(0.07)	$(0.07)	$(0.12)	$(0.30)

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(241,938)	$(620,648)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	315,826	417,691
Realized gains on sale of investments	—	(20,565)
Non-cash issuance of stock in lieu of board fees	64,500	—
Non-cash license fee	—	(200,000)
Changes in:
Accounts receivable	56,321	(44,728)
Prepaid expenses and inventory	(58,005)	(259,056)
Accounts payable and other current liabilities	(42,451)	83,602
Deposits	—	3,200
Deferred revenue	84,547	(2,059)

Net cash provided by (used in) operating activities	178,800	(642,563)

Cash Flows from Investing Activities
Contract acquisition costs	—	(150,000)
Purchase of debt securities for sale	—	(296,889)
Sale of debt securities for sale	—	1,305,204
Purchases of property, plant and equipment	(22,310)	(115,863)

Net cash provided by ( used in) investing activities	(22,310)	742,452

Cash Flows from Financing Activities
Issuance of common stock	—	(11,925)
Principal payments on demand note payable and long term debt	(176,052)	(174,508)
Restricted cash	40,011	(17,347)

Net cash used in by financing activities	(136,041)	(203,780)

Net increase (decrease) in cash and cash equivalents	20,449	(103,891)

Cash and cash equivalents, beginning of period	$116,151	$587,156

Cash and cash equivalents, end of year	$136,600	$483,265

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$144,673	$137,929

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2001, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain expenses on the statements of income for the three and six months ended June 30, 2001 have been reclassified with no effect on net income or loss per common share, to be consistent with the classifications adopted for the three and six months ended June 30, 2002.

Note 2.    Loss Per Share

The Company follows the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Those entities that have only common stock outstanding are required to present only basic per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At June 30, 2002 and 2001, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect (reduced the loss per common share) applicable to the net loss for all periods presented.

Note 3.    Going Concern and Management Plan

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $ 241,938 during the 6 month period ended June 30, 2002 and has a history of losses that have resulted in an accumulated deficit of $8,480,124 at June 30, 2002. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

Management has taken a number of steps to improve cash flow and liquidity. Beginning in the summer of 2001, the Company reduced personnel levels, curtailed research and development expenses, reduced marketing expenditures, and deferred directors’ fees and a portion of officers’ compensation. The Company has also reduced or delayed expenditures on items that are not critical to operations. The Company is in active negotiations with a number of parties with respect to strategic transactions that, if consummated, would favorably impact the Company’s financial condition (see note 4 below). There can be no assurances, however, that any such transactions will be consummated.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders.

There is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4.    Engagement of Segerdahl & Company, Inc.

Segerdahl & Company, an investment banking firm, has been engaged to provide the Company with investment banking services related to a “Transaction,” such as the possible issuance of additional equity capital, facilitation of a re-capitalization of the Company, or the completion of other transactions designed to further the goals of profitability of the Company. The agreement was signed on April 22, 2002 is for a term of one year.

In accordance with the terms of its engagement letter with Segerdahl, as a retainer, the Company issued to Segerdahl a three year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Retainer Warrant”). The Retainer Warrant will only vest in the event (i) the Company completes a Transaction or (ii) the Company’s common stock trades at a price per share at or above $5.00 per share for 10 of 20 consecutive trading days during the term of the engagement.

In addition, as a transaction fee, the Company issued to Segerdahl a three year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Transaction Fee Warrant”). The Transaction Fee Warrant will only vest in the event (i) the Company completes a Transaction; provided that (x) the acquisition of certain intellectual property rights previously identified by the Company and (y) the completion of certain short-term financing noted below shall not be deemed to be a Transaction for the purposes of the Transaction Fee Warrant, and (ii) the Company’s common stock trades at a price per share at or above $7.00 per share for 10 of 20 consecutive trading days during the term of the engagement. Effective May 10, 2002, the price per share was changed from $7.00 to $6.00.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company’s Financial

Statements and Notes included herein.

Going Concern

Since 1997 and through 2002, the Company incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 2001, these deficits were substantially funded through use of funds obtained from a private placement and its Initial Public Offering (“IPO”). The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of Industrial Revenue Development Bonds. At December 31, 2001, the Company had used virtually all of the funds received in connection with its offerings.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $241,938 during the period ended June 30, 2002 as compared to $620,648 during the period ended June 30, 2001 and has a history of losses that have resulted in an accumulated deficit of $8,480,124 as of June 30, 2002. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

At the outset of 2002, the Company is in an uncertain cash position. However, management believes that the Company has the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. In 2001, when confronted with potentially static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricted all material purchases to service on-going work only and serve to minimize all material inventories. Management is continuing to monitor the situation on a daily basis.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources. The lack of adequate cash reserves resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. The Company is actively exploring the availability of varying financial and strategic transactions, which, if consummated, would address the Company’s need to improve its financial condition and/or its operations.

There can be no assurance, however, that any such required funds, if presented, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders.

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on our 2001 financial statements. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Overview

The Company’s revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or who are engaged in life sciences research in government or academic labs throughout the world. Development of innovative technologies for biotechnology requires sophisticated laboratory techniques and the Company provides these services to customers on a contract basis. The Company’s customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for health care, agricultural, and other purposes.

The Company generally derives revenue from two types of customers: those who require a discrete set of services (“lab services”), and those who contract with the Company on an extended basis for performance of a variety of integrated services (commercial contracts and government contracts). More often than not, the Company’s customers provide repeat business to the Company. The Company views commercial and government contracts as the more important source of revenue. The Company has continued to focus its efforts on identifying these customers. These contracts generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

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

The Company is continuing its microbiology test services in the area of food safety, general microbiology, and assessment of biological pathogens in test samples. The Company is currently being used to determine the presence of bacterial organisms in suspicious powders and other test samples.

The Company continues to grow its defense contract business and is now actively engaged in pursuit of three different defense related contracts in the general area of bio-defense. The Company acts as both prime and subcontractor for bio defense related work.

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001.

Revenues

The Company experiences fluctuations in all revenue categories. Continuation of existing projects, or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Gross revenues decreased by $330,762 or 22.6% from $1,465,841 during the second quarter of 2001 (the “2001 Quarter”) to $1,135,079 during second quarter of 2002 (the “2002 Quarter”).

On April 30, 2001, the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York. This license agreement granted Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the Patent. This enabled Applied Biosystems to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 in the second quarter of 2001, of which $200,000 was received in cash and the remaining $200,000 in product and service credits. This impacted favorably on last year’s financial statements. Without the one-time license fee, gross revenues increased by $69,238 or 6.5% from $1,065,841 during the 2001 Quarter to $1,135,079 during the 2002 Quarter.

Revenues realized from lab services increased by $72,876 or 49.6% from $146,884 during the 2001 Quarter to $219,760 during the 2002 Quarter. This increase is primarily due to an influx of new clients requesting work on a one-time basis. Historically, net revenues have been earned from lab services, however, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various government contracts increased by $34,044 or 8.6%, from $395,675 during the 2001 to $429,719 during the 2002 Quarter. This increase was primarily due to work on a fourth Government project, awarded in April 2002. This contract is for $250,000.

Revenues realized from genetic testing decreased by $28,331 or 48.6%, from $58,238 during the 2001 Quarter to $29,907 during the 2002 Quarter. This decrease is a direct result of the cancellation of a major contract by a customer who chose to continue the work internally.

Revenues realized from license fees decreased by $400,000 or 100.0%. As mentioned above, this decrease is a direct result of the one-time license fee paid to the Company.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $253,537 or 24.1%, from $1,052,605 during the 2001 Quarter to $799,068 during the 2002 Quarter. The cost of services as a percentage of revenue was 70.4% and 71.8% during the 2002 and 2001 quarters, respectively.

The costs for direct materials decreased by $42,915, or 18.2%, from $235,804 during the 2001 Quarter, to $192,889 during the 2002 Quarter. This decrease is directly attributable to more labor intensive projects in the current quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs decreased by $206,365, or 39.4%, from $523,642 during the 2001 Quarter to $317,277 during the 2002 Quarter. This decrease is primarily due to the following: 1) reduction of overhead salaries that are being charged to direct labor, 2) management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures, 3) reduced maintenance costs on equipment, and 4) elimination of amortization costs associated with the purchase of contracts in Drug Development.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $154,239, or 27.7%, from $557,506 during the 2001 Quarter to $403,267 during 2002 Quarter. As a percentage of revenue, these costs were 35.5% and 38.0% during 2002 and 2001.

Total compensation and benefits decreased by $33,086 or 20.1% from $164,682 during the 2001 Quarter to $131,596 during the 2002 Quarter. This decrease is attributable to the reduction in administrative staff due to the cost cutting measures implemented by Management in 2001. Facility costs decreased by $20,419 or 55.5% from $36,761 during the 2001 Quarter to $16,342 during the 2002 Quarter. This decrease is primarily due to the elimination of rent paid for the offices of the drug development division. Depreciation decreased by $10,773 or 30.3% from $35,563 during the 2001 Quarter to $24,790 during the 2002 Quarter. This decrease is primarily due to the write-off of obsolete equipment in the fourth quarter in 2001. Professional Fees decreased by $27,923 or 22.0% from

$126,683 during the 2001 Quarter to $98,760 during the 2002 Quarter. This decrease is due to a reduction in legal costs paid to council. Office expenses decreased by $22,601 or 61.6% from $36,665 during the 2001 Quarter to $14,064 during the 2002 Quarter. This decrease is primarily due to across the board cuts in all items associated with conducting business in the office. Other costs increased by $40,356 or 1,189.4% from $3,393 during the 2001 Quarter to $43,749 during the 2002 Quarter. This increase is primarily due to bank fees, annual meeting fees and increase as well as an adjustment to the allowance for bad debt account. Marketing costs decreased by $75,647 or 69.2%, from $109,368 during the 2001 Quarter to $33,721 during the 2001 Quarter. Based on Management’s decision to control expenditures, there was virtually no advertising done during the 2002 Quarter. Whereas during the first quarter of 2001, the Company opted to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Interest income decreased by $20,923, or 90.9% from $23,024 during the 2001 Quarter to $2,101 during the 2002 Quarter. This decrease is due to the complete utilization of funds obtained from the private placement and the IPO.

Interest costs incurred by the Company during the 2002 and 2001 Quarter’s included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense increased $55,853 or 224.2% from $24,907 during the 2001 Quarter to $80,760 during the 2002 Quarter. During the 2001 Quarter amortization costs associated with the purchase of contracts in Drug Development were charged to overhead and credited from other expenses which amounted to $40,390. There are no amortization costs associated with Drug Development in 2002.

Results of Operations

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

Revenues

As mentioned in the quarterly comparisons, the Company experiences fluctuations in all revenue categories. Continuation of existing projects, or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $218,562 for the 2002 Period, or 9.8% of the total revenue as compared to ($64,211) during the comparable 2001 Period or (2.3%) of total revenue.

Gross revenues decreased by $599,006 or 21.2% from $2,829,327 during the 2001 Period (the “2001 Period”) to $2,230,321 during the 2002 Period (the “2002 Period”).

As mentioned above, the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York. This license agreement granted Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the Patent. This enabled them to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 in the second quarter of 2001, of which $200,000 was received in cash and the remaining $200,000 in product and service credits. This impacted favorably on last year’s financial statements. Without the one-time license fee, gross revenues decreased by $199,005 or 8.2% from $2,429,326 during the 2001 Period to $2,230,321 during the 2002 Period.

Revenues realized from lab services increased by $165,815 or 57.6% from $287,866 during the 2001 Period to $453,681 during the 2002 Period. As mentioned in the results of operations for the quarter, the Company continues to view lab services as a potential revenue source. However, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts decreased by $286,780 or 26.3%, from $1,091,944 during the 2001 Period to $805,164 during the 2001 Period. This decrease is primarily due to work being completed with two major clients. During the 2001 Period, revenues from both clients amounted to $336,897. Of the $805,164 in commercial contracts one major client represents 18.2% of the revenue earned during the 2002 Period.

Revenues realized from various government contracts decreased by $25,862 or 3.0%, from $866,145 during the 2001 Period to $840,283 during the 2002 Period. This decrease was primarily due to delay in the release of funds necessary to perform work for the Illinois Institute of Technology Research Institute (IITRI) program. The hold-status placed by IITRI is due to a delay in release of monies to IITRI, by the Sponsor of the research program. However, during the 2002 Period, all of the funds have now been released to the Company

Revenues realized from various genetic testing decreased by $66,391 or 49.7%, from $133,542 during the 2001 Period to $67,151 during the 2002 Period. This decrease is a direct result of the cancellation of a major contract by a customer who chose to continue the work internally.

In 2001, the Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines. Consequently, the Company performs identity and lineage analysis on different cell lines for various clients. Revenues realized from various genotyping services increased by $11,449 (three months of revenue in 2001) or 31.1%, from $36,805 during the 2001 Period to $48,254 during the 2002 Period.

Revenues realized from license fees decreased by $396,000 or 99.0%, from $400,000 during the 2001 Period to $4,000 during the 2002 Period. As mentioned above, this decrease is a direct result of the one-time license fee paid to the Company.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $634,924 or 28.5%, from $2,225,951 during the 2001 Period to $1,591,027 during 2002 Period. The cost of services as a percentage of revenue was 71.3% and 78.6% during the 2002 and 2001 Periods, respectively.

Labor costs decreased by $81,184, or 12.6%, from $645,264 during the 2001 Period to $564,080 during the 2002 Period. This decrease reflects the cost cutting measures taken by management that included reduced staffing through layoffs and attrition.

The costs for direct materials decreased by $212,473, or 36.2%, from $586,208 during the 2001 Period, to $373,735 during the 2002 Period. This decrease is directly attributable to more labor intensive projects obtained by the Company in the current period.

Subcontractor costs during the 2001 Period amounted to $99,422. This was due to costs incurred from subcontractors in the area of drug development. There were no subcontractor costs during the 2002 Period.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs decreased by $266,383 or 29.8%, from $895,057 during the 2001 Period to $628,674 during the 2002 Period. This decrease is primarily due to the following: 1) reduction of overhead salaries that were charged to direct labor, 2) management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures, 3) reduced maintenance costs on equipment, and 4) elimination of amortization costs associated with the purchase of contracts in Drug Development.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by

$408,591, or 35.7%, from $1,144,091 during the 2001 Period to $735,500 during 2002 Period. As a percentage of revenue, these costs were 33.0% and 40.4% during 2002 and 2001, respectively.

Total compensation and benefits decreased by $99,916 or 28.6% from $349,607 during the 2001 Period to $249,691 during the 2002 Period. This decrease is attributable to the reduction in administrative staff due to the cost cutting measures implemented by Management in 2001. Facility costs decreased by $46,620 or 62.8% from $74,288 during the 2001 Period to $27,668 during the 2002 Period. This decrease is primarily due to the elimination of rent paid for the offices of the drug development division. Depreciation decreased by $21,082 or 29.8% from $70,755 during the 2001 Period to $49,673 during the 2002 Period. This decrease is primarily due to the write-off of obsolete equipment in the fourth quarter in 2001. Professional fees decreased by $29,818, or 12.8%, from $233,366 during the 2001 Period to $203,548 during the 2002 Period. This decrease is due to a reduction in legal costs paid to counsel. Taxes and Licenses decreased by $13,737 or 21.1% from $65,251 during the 2001 Period to $51,514 during the 2002 Period. This decrease is due to a reduction in sales tax paid to Virginia. Office expenses decreased by $41,355 or 59.4% from $69,621 during the 2001 Period to $28,266 during the 2002 Period. This decrease is primarily due to across the board cuts in all items associated with conducting business in the office. Other costs increased by $9,694 or 25.8% from $37,519 during the 2001 Period to $47,213 during the 2002 Period. This increase is primarily due to bank fees, annual meeting fees and increase as well as an adjustment to the allowance for bad debt account. Marketing costs decreased by $165,888 or 76.2%, from $217,681 during the 2001 Period to $51,793 during the 2002 Period. Based on Management’s decision to control expenditures, there was virtually no advertising done during the 2002 Period. Whereas during the 2001 Period, the Company opted to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Interest income decreased by $59,055, or 93.2% from $63,368 during the 2001 Period to $4,313 during the 2002 Period. This decrease is due to the complete utilization of funds obtained from the private placement and the IPO.

Interest costs incurred by the Company during the 2002 and 2001 Period’s included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense increased $6,744 or 4.7% from $143,301 during the 2001 Period to $150,045 during the 2002 Period.

Liquidity and Capital Resources

For a discussion of the Company’s current financial condition, please see the section entitled “Going Concern”. The 2002 Period reflected an increase in cash of $178,800 from operating activities, as compared to a decrease of $642,563 from operating activities during the 2001 Period. The increase in cash during the 2002 Period was primarily due to reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures.

The decrease in cash during the 2001 Period was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, and marketing efforts.

Net working capital as of June 30, 2002 and December 31, 2001 was $25,959 and $13,408 respectively. This increase is a direct result of the cost cutting measures taken by the Company.

The Company underwent an internal strategic review of its platform technologies and an extensive independent examination of its fiscal policies and procedures. The latter review confirmed that Management acted appropriately to reduce staffing through lay-offs and attrition and to reduce or eliminate all non-production related expenditures. Fiscal practices were strictly enforced which restrict all material purchases to service on-going work only and serve to minimize all material inventories. While reductions in advertising and marketing negatively impact CBI’s ability to attract new work through the print media, expanded development and use of the Company’s web page (done with internal resources) combined with favorable word-of-mouth and limited print advertising, continue to enhance CBI’s exposure to life sciences investigators throughout the world.

As a further result of the internal review, several scientific technology platforms, which were not contributing to the overhead and profitability of the Company, were eliminated while still others were re-priced. Management is keenly aware of the need to continuously streamline its operations while maintaining its competitive edge.

The Company’s efforts continue to focus on long-term contractual projects because they are more important source of revenues. Long-term projects generally range in duration from a few months to several years. In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million. During the third Quarter of 2001, the third year of this contract was awarded to the Company and provided revenues of approximately $668,000 of which $343,001 out of $473,000 was recognized during the 2002 Period. In August 2002, the Company will begin to provide estimates on the work required for the fourth year of the project.

In addition, the Company received an additional project in late September 2001 valued at $887,000 of which $440,031 out of $546,000 was recognized during the 2002 Period. In early May, the Company was notified of a $267,000 increase to one of our existing bio-defense contracts in which the work will commence immediately.

Work on a third Government project, awarded in September 2001, is just now beginning, due to delays caused by the events of September 11th. This latter contract is for $550,000 for September 2001 through August, 2006. The Sponsor has the option to increase this contract by $250,000.

On February 28, 2002, the Company received $139,000 in advance for work to be completed over a twenty-four month period. At present, the work scope for this client will provide $417,000 in additional revenue to the Company. However, management believes that the work scope will be expanded by the client as data is collected and that the magnitude of the contract will be increased.

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

    Forward Looking Statements

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements that are not historical in nature, including the words “anticipated”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties.

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy,

•	the development and implementation of the Company’s long-term business goals,

•	federal, state, and local regulatory environment,

•	lack of demand for the Company’s services,

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house,”

•	potential cost containment by the Company’s customers resulting in fewer research and development projects,

•	the Company’s ability to receive accreditation to provide various services, including, but not limited to paternity testing, and

•	the Company’s ability to hire and retain highly skilled employees,

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

Item 4.    Submission of Matters to a Vote of Security Holders

On May 23, 2002, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting.

(1)  The Shareholders elected Robert B. Harris, Samuel P. Sears Jr., and L. Mccarthy Downs Class II directors to serve until the Company’s Annual Meeting of Shareholders in 2005 or until their successors are elected and shall have qualified.

The votes were as follows:

Director	Votes Cast For	Votes Cast Against	Votes Withheld Broker Non-Votes
Robert B. Harris	1,485,270	77,660	0
Samuel P. Sears Jr.	1,485,270	77,660	0
L. McCarthy Downs	1,485,346	77,660	0

(2)  The Shareholders approved the adoption of the Company’s 2002 Stock Incentive Plan.

The votes were as follows:

Votes Cast For	Votes Cast Against	Abstain	Not Voted
390,962	162,432	25,304	984,232

(3)  The Shareholders failed to approve an amendment to the Company’s Articles of Incorporation that would have created blank check preferred stock. Such amendment required the affirmative vote shareholders holding in access of 50% of the Company’s then-outstanding shares of common stock. On such date, the Company had 2,076,454 shares of common stock oustanding.

The votes were as follows:

Votes Cast For	Votes Cast Against	Abstain	Not Voted
450,520	104,824	23,354	984,232

(4)  The shareholders of the Company ratified the appointment of McGladery & Pullen, LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

The votes were as follows:

Votes Cast For	Votes Cast Against	Votes Withheld Broker Non-Votes
1,562,930	0	0

The following individuals’ terms as directors of the Company continued after the meeting:

Director Name	Class	Term Expires
Donald McAfee	III	2003
Richard J. Freer	III	2003
Thomas R. Reynolds	I	2004
Everette G. Allen Jr.	I	2004
Raymond H. Cypess	I	2004

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

4.1	Form of Common Stock Certificate(1)

4.2	Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company(2)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended(1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended(1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended(1)

10.4	Employment Agreement for Richard J. Freer(1)

10.5	Employment Agreement for Thomas R. Reynolds(1)

10.6	Employment Agreement for Robert B. Harris(1)

10.7	Executive Severance Agreement for Richard J. Freer(1)

10.8	Executive Severance Agreement for Thomas R. Reynolds(1)

10.9	Executive Severance Agreement for Robert B. Harris(1)

10.10	1997 Stock Incentive Plan, as amended(1)

10.11	Loan Agreement by and between the Virginia Small Business Financing Authority and the Company(2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.

(b)  Reports on Form 8-K. On April 23, 2002, the Company filed a Current Report on Form 8-K announcing that it has engaged the services of Segerdahl & Co., a registered broker-dealer, for the express purpose of exploring the strategic options of CBI, with a focus on raising additional equity capital, facilitating a re-capitalization, or the completion of any other transaction which furthers the goals of profitability of the company. The intent of any such transaction would be to maximize shareholder value. In addition, any such transaction would be subject to applicable securities rules, including the possibility of shareholder approval.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ JAMES H. BRENNAN
James H. Brennan Controller and Principal Accounting Officer

August 13, 2002