Form 10QSB
period 2002-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2002-11-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes	☒	No	☐

          As of November 14, 2002, 2,433,780 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)	Yes:	☒	No:	☐

Commonwealth Biotechnologies, Inc.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

Commonwealth Biotechnologies, Inc.
Balance Sheets

	September 30, 2002	December 31, 2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$322,150	$116,151
Accounts receivable	680,717	631,289
Prepaid expenses and other current assets	124,397	69,606

Total current assets	1,127,264	817,046

Property and Equipment, net	6,350,402	6,788,190

Other Assets
Restricted cash	480,025	515,533
Bond issue costs, net	219,891	227,949

Total other assets	699,916	743,482

	$8,177,582	$8,348,718

Liabilities and Stockholders’ Equity
Current Liabilities
Demand note payable	$29,680	$79,680
Current maturities of long term debt and capital lease	183,607	187,019
Accounts payable and other current liabilities	376,250	500,674
Deferred revenue	108,662	36,265

Total current liabilities	698,199	803,638

Long Term Debt
Bonds payable	3,730,000	3,825,000
Capital lease	—	65,311

Total long term debt	3,730,000	3,890,311

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized	—	—
September 30, 2002– 2,433,780; December 31, 2001 – 2,076,164 shares issued and outstanding
Additional paid-in capital	12,219,905	11,892,955
Accumulated deficit	(8,470,522)	(8,238,186)

Total stockholders’ equity	3,749,383	3,654,769

	$8,177,582	$8,348,718

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.
Statements of Operations

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30 2001	September 30, 2002	September 30 2001

	(Unaudited)		(Unaudited)
Revenue
Lab Services	$186,815	$242,741	$640,361	$530,608
Commercial contracts	430,409	398,893	1,235,708	1,490,837
Government contracts	548,879	240,664	1,389,162	1,106,809
Food safety / microbiology	—	7,964	8,650	10,464
Genetic identity	25,301	52,420	92,452	185,962
Clinical services	20,939	58,554	69,193	95,359
License fees	—	—	4,000	400,000
Product sales	870	2,137	2,090	8,677
Other revenue	1,050	1,310	2,968	5,294

Total revenue	1,214,263	1,004,683	3,444,584	3,834,010

Costs of services
Direct Labor	276,011	252,474	840,090	897,738
Direct Materials	202,253	198,423	575,988	783,650
Subcontractor Costs	1,170	2,500	1,170	101,922
Other Direct Costs	(74)	2,307	24,464	2,307
Overhead	349,309	462,245	977,984	1,351,798

Total costs of services	828,669	917,949	2,419,696	3,137,415
Selling, General & Administrative	327,148	427,113	1,062,652	1,577,689

Operating income (loss)	58,446	(340,379)	(37,764)	(881,094)

Other income (expenses)
Interest expense	(80,547)	(69,632)	(230,591)	(212,933)
Interest income	31,705	9,874	36,019	73,242

Total other income (expense)	(48,842)	(59,758)	(194,572)	(139,691)

Net income (loss)	$9,604	$(400,137)	$(232,336)	$(1,020,785)

Basic and diluted earnings (loss) per common share	$0.00	$(0.19)	$(0.11)	$(0.49)

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.
Statements of Cash Flows

	Nine Months Ended

	September 30, 2002	September 30, 2001

	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(232,336)	$(1,020,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	473,657	635,448
Realized gains on sale of investments	—	(20,565)
Non-cash issuance of stock in lieu of board fees	64,500	—
Non-cash license fee	—	(200,000)
Changes in:
Accounts receivable	(49,428)	208,918
Prepaid expenses and other current assets	(54,791)	(180,524)
Accounts payable and other current liabilities	(94,424)	(135,033)
Deposits	—	3,200
Deferred revenue	72,397	(2,059)

Net cash provided by (used in) operating activities	179,575	(711,400)

Cash Flows from Investing Activities
Contract acquisition costs	—	(150,000)
Purchase of debt securities for sale	—	(296,889)
Sale of debt securities for sale	—	1,305,204
Purchases of property, plant and equipment	(27,811)	(333,013)

Net cash provided by (used in) investing activities	(27,811)	525,302

Cash Flows from Financing Activities
Issuance of common stock	262,450	(11,925)
Principal payments on demand note payable and long term debt	(243,723)	(215,531)
Restricted cash	35,508	(21,612)

Net cash provided by (used in) by financing activities	54,235	(249,068)

Net increase (decrease) in cash and cash equivalents	205,999	(435,166)

Cash and cash equivalents, beginning of period	$116,151	$587,156

Cash and cash equivalents, end of year	$322,150	$151,990

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$222,534	$204,875

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.
Notes To Financial Statements

Note 1.          Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2001, which is derived from audited financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial statements and Regulation S-B.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain expenses on the statements of income for the three and nine months ended September 30, 2001 have been reclassified with no effect on net income or loss per common share, to be consistent with the classifications adopted for the three and nine months ended September 30, 2002.

Note 2.          Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings (loss) per share include common shares issuable upon exercise of the employee stock options when their inclusion would have the effect of reducing the earnings or increasing the loss per share amounts. For the three months ended September 30, 2002, the common shares issuable upon exercise of the employee stock options were not dilutive and, therefore excluded from the calculation.  For the nine months ended September 30, 2002, the common shares issuable upon exercise of the employee stock options would have had an anti-dilutive effect and therefore were excluded from the calculation.

 Note 3.          Going Concern and Management Plan

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $ 232,336 during the nine month period ended September 30, 2002 and has a history of losses that have resulted in an accumulated deficit of $8,470,522 at September 30, 2002. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed. However during the nine-month period ended September 30, 2002, the Company has experienced positive cash flows from operations based on actions taken by management to affect the continuation of revenue and the reduction of expenditures.

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

On August 30, 2002 the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. Net proceeds to the Company from this private placement amounted to $262,450 and are to be used to increase the marketing efforts of the Company.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders.

There is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4. Engagement of Segerdahl & Company, Inc.

Segerdahl & Company, an investment banking firm, has been engaged to provide the Company with investment banking services related to a “Transaction”, such as the possible issuance of additional equity capital, facilitation of a re-capitalization of the Company, or the completion of other transactions designed to further the goals of profitability of the Company.  The agreement was signed on April 22, 2002 and is for a term of one year.

In accordance with the terms of its engagement letter with Segerdahl, as a retainer, the Company issued to Segerdahl a three year warrant, as amended, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 per share (the “Retainer Warrant”). The Retainer Warrant will only vest in the event (i) the Company completes a Transaction or (ii) the Company’s common stock trades at a price per share at or above $2.25 per share for 10 of 20 consecutive trading days during the term of the engagement.

In addition, as a transaction fee, the Company issued to Segerdahl a three year warrant, as amended, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 per share (the “Transaction Fee Warrant”). The Transaction Fee Warrant will only vest in the event (i) the Company completes a Transaction; provided that (x) the acquisition of certain intellectual property rights previously identified by the Company and (y) the completion of certain short-term financing noted below shall not be deemed to be a Transaction for the purposes of the Transaction Fee Warrant, and (ii) the Company’s common stock trades at a price per share at or above $2.90 per share for 10 of 20 consecutive trading days during the term of the engagement.

Whether or not a Transaction is contemplated, the Company also agreed to reimburse Segerdahl up to $10,000 for out-of-pocket and properly documented expenses incurred by Segerdahl in connection with the performance of its services provided pursuant to the engagement.  As of September 30, 2002, the Company has not paid any reimbursement of expenditures incurred by this transaction.

Pursuant to the engagement, Segerdahl may arrange short-term financing alternatives for the Company, for such services and to the extent Segerdahl completes such short-term financing with a party not affiliated with Segerdahl, the Company will pay Segerdahl a fee equal to 7% of such financing (see note 5).

Note 5.          Sale of Common Stock

On August 30, 2002 the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. Net proceeds to the Company from this private placement amounted to $262,450 and are to be used to increase the marketing efforts of the Company.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Going Concern

Since 1997 and through the nine month period ended September 30, 2002, the Company incurred recurring operating losses. Through 2001, these deficits were substantially funded through use of funds obtained from a private placement and its Initial Public Offering (“IPO”). The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of Industrial Revenue Development Bonds.  At December 31, 2001, the Company had used virtually all of the funds received in connection with its offerings.

In August 2002, the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock.  Net proceeds to the Company from this private placement amounted to $262,450 and are to be used to increase the marketing efforts of the Company.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $232,336 during the nine month period ended September 30, 2002 as compared to $1,020,785 during the nine period ended September 30, 2001 and has a history of losses that have resulted in an accumulated deficit of $8,470,522 as of September 30, 2002. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed. However during the nine month period ended September 30, 2002, the Company has experienced positive cash flows from operations based on the continuation of revenue and the reduction of expenditures put in place by management.

The Company continues to be in an uncertain cash position. However, management believes that the Company has the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts.  In 2001, when confronted with potentially static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricted all material purchases to service on-going work only and serve to minimize all material inventories. Management is continuing to monitor the situation on a daily basis.

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

The Company is continuing its microbiology test services in the area of food safety, general microbiology, and assessment of biological pathogens in test samples. The Company is currently being contracted to determine the presence of bacterial organisms in suspicious powders and other test samples.

The Company continues to grow its defense contract business and is now actively engaged in pursuit of three different defense related contracts in the general area of bio-defense. The Company acts as both prime and subcontractor for bio defense related work.

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001.

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

Gross revenues increased by $209,580 or 20.9% from $1,004,683 during the third quarter of 2001 (the “2001 Quarter”) to $1,214,263 during third quarter of 2002 (the “2002 Quarter”).

Revenues realized from lab services decreased by $55,926 or 23.0% from $242,741 during the 2001 Quarter to $186,815 during the 2002 Quarter. This decrease is primarily due to an influx of new clients requesting work on a contract basis instead of individual clients requesting work on a one-time basis. Historically, net revenues have been earned from lab services, however, the Company views commercial and government projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts increased by$31,516 or 7.9%, from $398,893 during the 2001 quarter to $430,409 during the 2002 Quarter. This increase was primarily due to an increase in clients requesting long-term commitments on projects.

Revenues realized from various government contracts increased by$308,215 or 128.1%, from $240,664 during the 2001 Quarter to $548,879 during the 2002 Quarter. This increase was primarily due to work on three government projects during the 2002 Quarter instead of one project during the 2001 Quarter.

Revenues realized from genetic testing decreased by$27,119 or51.7%, from $52,420 during the 2001 Quarter to $25,301 during the 2002 Quarter. This decrease is a direct result of the cancellation of our marketing efforts due to the cost cutting policy instituted management.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $89,280 or 9.7%, from $917,949 during the 2001 Quarter to $828,669 during the 2002 Quarter.  The cost of services as a percentage of revenue was 68.2% and 91.4% during the 2002 and 2001 quarters, respectively.

The costs for direct materials remained relatively flat showing a slight increase by $3,830, or 1.9%, from $198,423 during the 2001 Quarter, to $202,253 during the 2002 Quarter.

Direct labor increased by $23,537, or 9.3%, from $252,474 during the 2001 Quarter to $276,011 during the 2002 Quarter. This increase is directly attributable to more labor-intensive projects during the current quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs decreased by $112,936, or 24.4%, from $462,245 during the 2001 Quarter to $349,309 during the 2002 Quarter. This decrease is primarily due to the following: 1) reduction of overhead salaries, 2) management reduced staffing through layoffs and attrition and reduced or eliminated production related expenditures, 3) reduced maintenance costs on equipment, and 4) elimination of amortization costs associated with the purchase of contracts in Drug Development.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $99,965, or 23.4%, from $427,113 during the 2001 Quarter to $327,148 during 2002 Quarter. As a percentage of revenue, these costs were 26.9% and 42.5% during 2002 and 2001.

Total compensation and benefits decreased by $33,612 or 20.1% from $167,047 during the 2001 Quarter to $133,435 during the 2002 Quarter. This decrease is attributable to the reduction in administrative staff due to the cost cutting measures implemented by Management. Depreciation decreased by $12,416 or 33.3% from $37,239 during the 2001 Quarter to $24,823 during the 2002 Quarter. This decrease is primarily due to the write-off of obsolete equipment in the fourth quarter in 2001. Other costs increased by $4,055 or 37.3% from $10,882 during the 2001 Quarter to $14,937 during the 2002 Quarter. This increase is primarily due increases in bank fees, annual meeting fees and the allowance for bad debt account. Marketing costs decreased by $60,621 or 78.7%, from $77,039 during the 2001 Quarter to $16,418 during the 2002 Quarter. Based on Management’s decision to control expenditures, there was virtually no advertising done during the 2002 Quarter. Whereas during the first quarter of 2001, the Company opted to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Other income increased by $21,831, or 221.1% from $9,874 during the 2001 Quarter to $31,705 during the 2002 Quarter. This increase is primarily due to a one-time adjustment of the Enterprise Zone (incentive loan) that was received by the Company in July 1996.

Interest costs incurred by the Company during the 2002 and 2001 Quarter’s included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense increased $10,915 or 15.7% from $69,632 during the 2001 Quarter to $80,547 during the 2002 Quarter.

Results of Operations

Nine Months Ended September 30, 2002 Compared with Nine Months September 30, 2001.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $463,855 for the 2002 Period, or 13.5% of the total revenue as compared to ($179,687) during the comparable 2001 Period or (4.7%) of total revenue.

Gross revenues decreased by $389,426 or 10.2% from $3,834,010 during the 2001 Period (“the 2001 Period”) to $3,444,584 during the 2002 Period. (“the 2002 Period”).

On April 30, 2001, the Company signed a patent license agreement with Applied Biosystems Group of PE Corporation, New York.  This license agreement granted Applied Biosystems a non-exclusive, worldwide, perpetual, non-assignable license under the Patent. This enabled Applied Biosystems to research, develop, make, have made, import, market, use, sell, have sold, offer to sale, distribute, have distributed and otherwise exploit products and services and to pass on to end user customers of Applied Biosystems or its distributors the right to use such product and services. The Company received licensing fees of $400,000 in the second quarter of 2001, of which $200,000 was received in cash and the remaining $200,000 in product and service credits. This impacted favorably on last year’s financial statements. Without the one-time license fee, gross revenues increased by $10,574 or 0.3% from $3,434,010 during the 2001 Period to $3,444,584 during the 2002 Period.

Revenues realized from lab services increased by $109,753 or 20.7% from $530,608 during the 2001 Period to $640,361 during the 2002 Period. Unlike for the current quarter, the Company has saw growth in one-time orders throughout the first six months. As mentioned in the results of operations for the quarter, the Company continues to view lab services as a potential revenue source. However, the Company views commercial and government projects as the more important source of revenue and has continued to focus its efforts on identifying long-term customers.

Revenues realized from various commercial contracts decreased by $255,129 or 17.1%, from $1,490,837 during the 2001 Period to $1,235,708 during the 2002 Period. This decrease is primarily due to work being completed with four major clients. During the 2001 Period, revenues from these clients amounted to $374,285. Of the $1,235,708 in commercial contracts two major clients represent 19.3% and 16.8% respectively, of the revenue earned during the 2002 Period.

Revenues realized from various government contracts increased by $282,353 or 25.5%, from $1,106,809 during the 2001 Period to $1,389,162 during the 2002 Period. This increase was primarily due to work on three government projects during the 2002 Period instead of one project during the 2001 Period.

Revenues realized from various genetic testing decreased by $93,510 or 50.3%, from $185,962 during the 2001 Period to $92,452 during the 2002 Period. This decrease is a direct result of the cancellation of a major contract by a customer who chose to continue the work internally and the cancellation of our marketing efforts due to the cost cutting policy issued by management.

In 2001, the Company implemented rapid and novel techniques for genotyping analysis that have been applied to cell culture lines.  Consequently, the Company performs identity and lineage analysis on different cell lines for various clients. Revenues realized from various genotyping services decreased by$26,166 or27.4%, from $95,359 during the 2001 Period to $69,193 during the 2002 Period.

Revenues realized from license fees decreased by$396,000 or99.0%, from $400,000 during the 2001 Period to $4,000 during the 2002 Period. As mentioned above, this decrease is a direct result of the one-time license fee paid to the Company.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $717,719 or 22.9%, from $3,137,415 during the 2001 Period to $2,419,696 during 2002 Period.  The cost of services as a percentage of revenue was 70.2% and 81.8% during the 2002 and 2001 Periods, respectively.

Labor costs decreased by $57,648, or 6.4%, from $897,738 during the 2001 Period to $840,090 during the 2002 Period. This decrease reflects the cost cutting measures taken by management that included reduced staffing through layoffs and attrition.

The costs for direct materials decreased by $207,662, or 26.5%, from $783,650 during the 2001 Period, to $575,988 during the 2002 Period. This decrease is directly attributable to labor intensive projects obtained by the Company in the current period.

Subcontractor costs decreased by $100,752, or 98.9%, from $101,922 during the 2001 Period, to $1,170 during the 2002 Period. This was due to costs incurred from subcontractors in the area of drug development.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs decreased by $373,814 or 27.6%, from $1,351,798 during the 2001 Period to $977,984 during the 2002 Period. This decrease is primarily due to the following: 1) reduction of  salaries that were charged to indirect labor, 2) management reduced staffing through layoffs and attrition and reduced or eliminated production related expenditures, 3) reduced maintenance costs on equipment, and 4) elimination of amortization costs associated with the purchase of contracts in Drug Development.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $515,037, or 32.6%, from $1,577,689 during the 2001 Period to $1,062,652 during 2002 Period. As a percentage of revenue, these costs were 30.8%

and 41.1% during 2002 and 2001, respectively.

Total compensation and benefits decreased by $131,525 or 25.5% from $516,652 during the 2001 Period to $385,127 during the 2002 Period. This decrease is attributable to the reduction in administrative staff due to the cost cutting measures implemented by Management in 2001. Facility costs decreased by $48,861 or 53.0% from $92,271 during the 2001 Period to $43,410 during the 2002 Period. This decrease is primarily due to the elimination of rent paid for the offices of the drug development division. Depreciation decreased by $33,498 or 31.0% from $107,994 during the 2001 Period to $74,496 during the 2002 Period. This decrease is primarily due to the write-off of obsolete equipment in the fourth quarter in 2001. Professional fees decreased by $26,962, or 9.0%, from $298,776 during the 2001 Period to $271,814 during the 2002 Period. This decrease is due to a reduction in legal costs paid to counsel. Taxes and Licenses decreased by $20,206 or 21.1% from $95,949 during the 2001 Period to $75,743 during the 2002 Period. This decrease is due to a reduction in sales and property taxes paid to the state  and county in Virginia. Office expenses decreased by $41,719 or 49.3% from $84,662 during the 2001 Period to $42,943 during the 2002 Period. This decrease is primarily due to across the board cuts in all items associated with conducting business in the office. Other costs increased by $14,900 or 31.5% from $47,252 during the 2001 Period to $62,152 during the 2002 Period. This increase is primarily due to bank fees, annual meeting fees and increase as well as an adjustment to the allowance for bad debt account.

Marketing costs decreased by $227,669 or 76.9%, from $295,878 during the 2001 Period to $68,209 during the 2002 Period. Based on Management’s decision to control expenditures, there was virtually no advertising done during the 2002 Period. Whereas during the 2001 Period, the Company opted to increase its marketing exposure throughout the marketplace with major increases in advertising and public relations.

Other Income (Expenses)

Interest income decreased by $37,223, or 50.8% from $73,242 during the 2001 Period to $36,019 during the 2002 Period. This decrease is due to the complete utilization of funds obtained from the private placement in 2000.

Interest costs incurred by the Company during the 2002 and 2001 Period’s included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense increased by $17,659 or 8.3% from $212,933 during the 2001 Period to $230,592 during the 2002 Period.

Liquidity and Capital Resources

For a discussion of the Company’s current financial condition, please see the section entitled “Going Concern”. The 2002 Period reflected an increase in cash of $179,575 from operating activities, as compared to a decrease of $711,400 from operating activities during the 2001 Period. The increase in cash during the 2002 Period was primarily due to reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. The decrease in cash during the 2001 Period was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, and marketing efforts.

Net working capital as of September 30, 2002 and December 31, 2001 was $429,065 and $13,408 respectively. This increase is a direct result of the cost cutting measures taken by the Company.

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

In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute.  The contract is valued at approximately $8.5 million.  During the third Quarter of 2001, the third year of this contract was awarded to the Company and provided revenues of approximately $668,000, of which $515,785 has been recognized during the 2002 Period. In August 2002, the Company provided estimates, on the work required for the fourth year of the project and is still awaiting word on the final outcome. The Sponsor has tentatively approved  $276,850 with potential increases to follow in 2003.

The Company received an additional project in late September 2001 valued at $887,000 of which $341,000 was recognized in the 2001 Period and the remaining $546,000 was recognized during the 2002 Period. In early May, the Company was notified of a $252,000 increase to this existing bio-defense contract in which the work commenced immediately. Through September 2002, the Company has recognized $96,770 out of the $252,000.

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

Work on a third Government project was awarded in May 2002 for $267,000 and has since been increased to $300,000.  This project will be reviewed on an ongoing basis and has the potential to increase its basis as needed. As of the 2002 Period, the Company has recognized $190,523 from this project.

On August 30, 2002 the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. Net proceeds to the Company from this private placement amounted to $262,450 and are to be used to increase the marketing efforts of the Company.

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

Item 3.          Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

PART II
OTHER INFORMATION

Item 2.          Changes in Securities and Use of Proceeds

On August 30, 2002, the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. Net proceeds to the Company from this private placement amounted to $262,450 and are to be used to increase the marketing efforts of the Company.

Item 6.          Exhibits and Reports on Form 8-K

          (a)                    Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.4	Employment Agreement for Richard J. Freer (1)
10.5	Employment Agreement for Thomas R. Reynolds (1)
10.6	Employment Agreement for Robert B. Harris (1)
10.7	Executive Severance Agreement for Richard J. Freer (1)
10.8	Executive Severance Agreement for Thomas R. Reynolds (1)
10.9	Executive Severance Agreement for Robert B. Harris (1)
10.10	1997 Stock Incentive Plan, as amended (1)
10.11	Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
99.1	Written statement of Robert B. Harris, Ph.D. President and CEO (3)
99.2	Written statement of James H. Brennan, Controller and Principal Accounting Officer (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)	Filed herewith.

          (b)          Reports on Form 8-K.

On August 9, 2002, the Company filed a Current Report on Form 8-K releasing its unaudited financial results as of June 30, 2002.

On August 22, 2002, the Company filed a Current Report on Form 8-K announcing that the Company received notification from the NASDAQ Stock Market, Inc. indicating that the Company failed to comply with the minimum market value requirements for continued listing and that the Company is subject to delisting from the NASDAQ SmallCap Market.  In addition, the Company announced the resignation of Everette G. Allen, Jr. as a director of the Company.

On September 16, 2002, the Company filed a Current Report on Form 8-K announcing that the Company received notification from the Nasdaq Stock Market, Inc. indicating that the Company failed to comply with the minimum bid price requirements for continued listing and that the Company is subject to delisting from the NASDAQ SmallCap Market.  In addition, the Company announced the resignation of Raymond H. Cypess as a director of the Company.

On  September 26, 2002, the Company filed a Current Report on Form 8-K announcing the completion of a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock.  Net proceeds to the Company from this private placement amounted to $262,450 and are to be used to increase the marketing efforts of the Company.

On October 21, 2002, the Company filed a Current Report on Form 8-K releasing its unaudited financial results as of September 30, 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

	By:	/s/ JAMES H. BRENNAN

James H. Brennan Controller and Principal Accounting Officer

November 14, 2002

Exhibits Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.4	Employment Agreement for Richard J. Freer (1)
10.5	Employment Agreement for Thomas R. Reynolds (1)
10.6	Employment Agreement for Robert B. Harris (1)
10.7	Executive Severance Agreement for Richard J. Freer (1)
10.8	Executive Severance Agreement for Thomas R. Reynolds (1)
10.9	Executive Severance Agreement for Robert B. Harris (1)
10.10	1997 Stock Incentive Plan, as amended (1)
10.11	Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)

99.1	Written statement of Robert B. Harris, Ph.D. President and CEO (3)
99.2	Written statement of James H. Brennan, Controller and Principal Accounting Officer (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)	Filed herewith.