Form 10KSB
period 2002-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2003-03-31
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

Issuer’s telephone number: (804) 648-3820

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

The issuer’s revenues for the year ended December 31, 2002 were $ 4,434,379.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on March 24, 2003 was approximately $2,069,431 based on the closing sales price of the shares of $ 1.50 per share, as reported on the Nasdaq Market on March 24, 2003.

As of March 30, 2003, there were 2,433,780 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 15, 2003 are incorporated by reference into Part III of this Form 10-KSB.

Portions of the registrant’s 2002 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one:) Yes ☐  No ☒.

PART I

Item 1. Description of Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) was founded in 1992 to provide sophisticated research and devel-opment support services on a contract basis to the biotechnology industry. The Company’s customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for health care, agricultural and other purposes. The Company’s revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world.

The Company provides these services to customers on a contract basis and derives its revenues from these services, and not only from sales of commercial products resulting from the research. This arrangement distinguishes the Company from many other biotechnology companies in that the Company’s revenues are not derived from successful commercialization of a new biotechnology product. The Company believes that it has developed a strong reputation as a leading provider of biotechnology research and development analytical services. The Company is focusing its expansion efforts on the maintenance and expansion of long-term relationships with customers in the biotechnology industry and in establishing new customer relationships. The Company has implemented new technologies to provide new services to its customers, and is continuing to develop new products and services to meet the changing needs of its customers.

The Company’s approach to providing services is called “Concept-to-Clinic” and is the key to CBI’s continued success. It defines the approach taken with all clients – design, development, implementation and testing. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through clinical regulation, CBI stands ready as partner of choice to provide the required services that ensures success. The use of Concept-to-Clinic is evidenced in the broad array of services CBI offers its clients.

Growth Strategy

The Company’s strategy for growth focuses on expanding its long term contracts in the areas described below. The Company is not currently pursuing scientific improvements to its intellectual property portfolio, but is actively pursuing licensing and corporate partners. In this regard, CBI licensed two of its intellectual properties over the past year. Accutrac ®, CBI’s DNA sequencing reagent, was licensed to Applied Biosystems, Inc., Foster City, CA, under terms of a non-exclusive license agreement and HepArrest was licensed to MediRox AB, Linkoping, Sweden for use as an in vitro reagent for reversal of heparin-induced anticoagulation in blood samples collected at the point of care from patients. MediRox continues to pay a license fee as it buys HepArrest exclusively from CBI. Depending on how fast MediRox can grow its in vitro diagnostic market, sales of HepArrest can become a contributing revenue source for the Company.

CBI expanded its molecular diagnostics platform to detection and quantitation of the various human Herpes viruses. Particular Herpes family members have been linked to chronic fatigue syndrome, organ rejection, multiple sclerosis, and Karposi’s syndrome. CBI’s platform offers rapid analysis combined with single copy sensitivities. CBI developed the platform under contract from Vigen, Inc., Wilmette, IL, and while CBI is the named inventor on patents protecting this platform filed with the US and PCT patent authorities, the patent is assigned to Vigen. CBI performs the assays relative to this platform under a non-exclusive license from Vigen. In the period May through December, CBI analyzed the blood serum from more than 350 patients for the presence of DNA attributable to Herpes viruses 4, 5, 6, and 7, and has recently implement molecular diagnostic assays for HHV 1 and 2. CBI’s platform is also being used in support of a clinical trial for new anti-Herpes medications.

CBI continues to grow its defense contract business. CBI’s subcontract from the IITRI on behalf of a government Sponsor was renewed in 2002 for proprietary protocol development work in the general area of bio-defense. CBI is the prime contractor for a second government Sponsor. Under this latter agreement, research is aimed at identifying novel molecules associated with nefarious bio agents. A third contract with yet another government sponsor, for which CBI is the prime contractor, charges CBI with delineating strain identity by DNA sequence analysis of particular human pathogenic bacteria. In yet other contracts, CBI is responsible for creating the molecules upon which vaccine development is dependent and for screening swipes for the presence of potentially lethal pathogens.

CBI has found its niche in bio-defense and is able to offer efficient, state-of-the-art analyses to our customers in a time and cost competitive fashion. These contracts demonstrate the high regard with which the various governmental agencies view CBI and are acknowledgements of its expertise in the complex area of detection and identification of agents that may be used in bio-warfare. Together, these contracts are expected to bring nearly $1.2 million in gross revenue to the Company during the course of one contractual year period.

Other areas for the Company’s growth include:

–	Overexpression and characterization. The Company believes that there is a pressing need for GLP rated facilities to perform validated assay work on new recombinant products for large and small biotech companies. CBI is currently performing such work under long-term contracts to different industry clients.
–	Assay Development. The Company believes that it is uniquely qualified to help develop analytical assays for potential commercial products (pharmaceutical and otherwise) for industry clients.
–	Reference Lab Work. CBI continues to grow its reference lab DNA work, which encompasses human paternity testing and animal lineage analysis. CBI has also developed unique methods for cell culture lineage analysis.
–	Microbiology. Working individually or teamed with industry partners, CBI offers traditional and cutting edge microbiological analyses. Current clients include those looking to confirm the presence of suspected pathogens in suspicious powders. CBI also is consulting with major food providers to put in place rapid and meaningful assays and surveys for food borne pathogens.
–	Clinical Diagnostic Support. CBI continues to grow its laboratory support services for human clinical trail studies. In addition to its assays for the various human herpes viruses, CBI offers molecular diagnostic assays to industry clients.
–	Genomics/Proteomics. As the DNA make-up of individual organisms (including humans) is unveiled, CBI is able to help identify and characterize the proteins that make up the “proteome” encoded by the DNA. The Company believes that it’s genomics and proteomics capabilities are well recognized. CBI specializes at developing novel mass spectral methods for characterization of organismal proteomes.

Regulatory Compliance

The Company is registered under the Clinical Laboratories Improvement Act (CLIA) that enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers.

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

These various accreditations enhance the Company’s position in the marketplace and bolster its “Concept-to-Clinic” offerings. In addition to managing clinical trial work, the Company has the capacity to perform the associated lab services and the results of these lab analyses will be acceptable to the regulatory authorities.

Strategies for improving CBI’s contract business

CBI re-organized its Management structure in 2002 and re-assigned some duties and responsibilities of senior management to various senior scientific staff members. This move allowed Dr. Harris, Dr. Freer and Mr. Reynolds to become more actively involved in the early interaction with potential clients and development of new business that extends the Company’s marketing efforts. Dr. Harris assumed the responsibilities of Chief Executive Officer (CEO) in addition to his duties as President. This is in keeping with his strengths in interacting very positively with potential clients and facilitated CBI’s expanded bio-defense contract position. Dr. Freer assumed the responsibilities of Chief Operating Officer (COO) in addition to his duties as Chair of the Board of Directors. This move consolidated his current oversight of marketing, sales, compliance, safety, and drug development services under one organizational entity. The DNA laboratories were re-organized at the end of 2001 that allowed Mr. Reynolds more time to fully participate in strategic marketing and business development activities. As a direct result, CBI attracted two distinct clients who contracted with the Company for genomic sequence analysis of particular viral pathogens.

Finally, in October 2002, CBI hired Mr. Charles R. Waldridge as Senior Vice President for Strategic Business Development. Mr. Waldridge was formerly Director of Global Business Development, Life Sciences Division, Johnson Controls, Inc. where he was responsible for development of their corporate strategy for entry into the life sciences market. During his tenure, he initiated and developed new partnership agreements with major companies such as Pfizer, Amgen, Biogen, Merck and other global corporate clients in the life sciences sector. At CBI, Mr. Wladridge has been steadily working towards bringing new comprehensive research contracts to CBI principally from the private pharmaceutical sector.

The focus of CBI’s revitalized marketing efforts are to develop new, long-term contracts and business relationships with pharmaceutical, biotech, research companies, and government labs.

Analytical Support Services

The Company is a fee-for-service contractor offering integrate platform technologies that span the gamut of state-of-the-art life sciences investigations. Typically, the Company takes no ownership position in the intellectual property rights resulting from services it performs under contract for its customers. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides.

Providing a wide range of services is an important element of the Company’s competitive strategy. Virtually all of its closest competitors provide either DNA level technologies or protein/peptide level technologies. There are few major competitors which offer integrated DNA/RNA and protein/peptide technologies and none that offer these technologies combined with sophisticated biophysical analytical techniques, such as calorimetry, spectroscopy, and mass spectral analysis. Thus, the Company can provide complete research programs to its customers. “One stop biotechnology shopping” has proved attractive in securing long-term contracts with customers ranging from major pharmaceutical industry researchers to major government Sponsors of research, including agencies of the Department of Defense.

The services offered by the Company are fully detailed in its promotional brochures, and on its World Wide Web page. The Company offers “fax-on-demand” for customers who seek technology descriptions and pricing information.

Customers

CBI continues to redefine its client population and actively seeks clients with long-term project goals, rather than individual orders for selected technologies. “Concept-to-Clinic” defines the approach taken with all clients – design, development, implementation and testing. CBI’s clients are from private companies, academic institutions and government agencies across the globe. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through the regulatory process, CBI stands ready as partner of choice to provide the required services that ensure success.

CBI has made a conscious effort to redefine its client base and to change its image from a “menu” driven company (where a client might order one or two analyses) to a “project oriented” company (where a client contracts with CBI to move a project from conception to practice). Over the years, CBI has re-priced its platform technologies to maintain its margins while maintaining its competitive edge. In several instances, CBI ceased to offer a technology service when it became clear that the price needed to pay its overhead and maintain its margin made CBI non-competitive in the market place. CBI Management continuously reviews its pricing policies.

Operations

Requests for quotes from potential customers are received via phone, e-mail, from the Company’s World Wide Web page, or by hard copy directed to the Company’s business coordinator or laboratory manager. All inquiries are answered by direct mail of the Company brochure and price lists, with follow up phone calls, where appropriate. Price quotes for small projects or scientists who possess the expertise necessary to respond appropriately generate routine analytical procedures. Quotes for more complex projects are developed collaboratively by the Company personnel having the requisite expertise. Most quotations are sent back to the inquiring scientist within one working day.

Incoming orders are logged onto the Company’s project management system, assigned a work order number, and delivered to the appropriate scientist designated to oversee and coordinate all aspects of the particular project. The work to be done is scheduled on the appropriate instruments, and all necessary reagents or other supplies needed to complete the project are ordered as needed. Every customer is required to sign a service agreement prior to the Company initiating any requested work.

As a commercial contract is completed, progress reports are usually sent to the customer detailing the results found to date, and the conclusions to be drawn. If the project is relatively straightforward, such as an amino acid analysis, spectroscopy, or DNA sequence analysis, the results are faxed or e-mailed to the customer prior to sending the customer the hard copy of the results. If the project involves a synthesis of a peptide or oligonucleotide, for example, the product is sent to the customer by express mail service. A data sheet accompanies every product, which details the physicochemical properties of the compound, including the results of all analytical tests performed which support the claimed purity and composition. The customer is invoiced upon completion of the work, or at particular points in the work program. The customer pays for the analytical services provided in accordance with the Company’s standard fee structure and typically retains all rights to any intellectual property resulting from the analysis.

All data generated at the Company are archived for the customer. Where appropriate, the data are archived on selected storage media, such as back up tapes or computer disks. A file is maintained for every customer, and these files are also archived. The Company employs appropriate security measures to ensure the confidentiality of customer information.

The Company operates under strict Standard Operating Protocols (“SOPs”) that details the particular technologies used to complete the work in progress. SOPs are made available to the customer upon request. In addition, the Company’s technical team follows standard operating procedures, which help to produce consistent, high quality results.

Proprietary Research and Development

CBI has developed its own intellectual properties that could potentially add a significant revenue stream to the company when they are fully commercialized. However, CBI is focused entirely on its core competencies, in three particular areas, (1) bio defense; (2) comprehensive research contracts: and (3) clinical lab support and as such, has more or less abandoned development of intellectual properties. CBI’s focus with regard to its patent portfolio is to find third party licensees who can fully exploit a product’s potential.

The Company takes appropriate steps to protect its intellectual property rights and those of its customers. The Company’s practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with the Company. These agreements acknowledge the Company’s exclusive ownership of all intellectual property developed by the individual during the course of his work with the Company and require that all proprietary information disclosed to the individual by the Company or its customers remain confidential.

Marketing

The Company has expanded its customer base primarily through word-of-mouth referrals and attendance at a limited number of trade shows, seminars and meetings. Because of its ability to offer a wide range of biotechnology research services, the Company enjoys a favorable reputation among its customers, and many new customers come to the Company by word-of-mouth recommendation. The Company has constructed its own World Wide Web Home Page (www.cbi-biotech.com) and is listed with several bio-technical and biomedical oriented sites on the World Wide Web.

Human Resources

The Company currently has 33 full time employees including 7 employees in administration, marketing, sales, and customer relations, 1 computer network specialists, and 25 employees in laboratory operations; in which some employees also participate in research and development. Eleven of the Company’s employees hold doctorate degrees, and 7 have master’s degrees. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

Competition

The Company faces several types of competition. The Company believes there are fewer than 25 companies who can be considered competitors for individual technologies and fewer than 5 companies who can be considered competitors for multiple technologies. Virtually no other companies offer the breadth of CBI’s services, especially with regard to its expertise in bio-defense related work.

Government Regulation

The Company does not require government regulatory approvals to provide its current services. Numerous federal, state and local agencies, such as environmental, working condition and other similar regulators, have jurisdiction to take action that could have a material adverse effect upon the Company’s ability to do business. The Company believes that it is in general compliance with existing federal, state and local laws and regulations and does not anticipate that continuing compliance will have any material effect upon the capital expenditures, earnings or competitive position of the Company.

The Company anticipates that its pursuit of its growth strategy will subject the Company to a heightened level of government regulation of its operations. For example, in pursuing opportunities to provide analytical services to customers seeking the approval of the United States Food and Drug Administration (the “FDA”) of products, the Company’s operations will become subject to compliance with standards established by the FDA, including inspections by the FDA and other federal, state and local agencies regarding work performed by the Company on specific FDA submission projects. If significant violations are discovered during an inspection, the Company may be restricted from undertaking additional work on projects until the violations are remedied. The Company has a license from the Nuclear Regulatory Commission (“NRC”) for conduct of work involving radionuclides and operates a BSL3 facility under accreditation from the Centers for Disease Control.

Item 2. Description of Property.

Facilities

Construction of the Company’s present facility was completed in November 1998 at an overall cost of approximately $ 5.1 million financed primarily through the Virginia Small Business Financing Authority (the “VSBFA”) that issued $ 4,000,000 in tax exempt industrial revenue bonds (“IRBs”) for the benefit of the Company. As of December 31, 2002, the aggregate principal amount of the outstanding IRBs was approximately $ 3,825,000. In connection with the IRB financing, liens were placed on the facility and substantially all of the Company’s assets, including its accounts receivables. The Company possesses a limited right to prepay the IRB obligations pursuant to the terms of the Loan Agreement incorporated by reference as Exhibit 10.14 to this Annual Report on Form 10-KSB. The aggregate debt associated with the IRBs is amortized as follows:

Principal Amount Due ($)	Date Due	Applicable Interest Rate (%)
85,000	March 15, 2001	5.2
90,000	March 15, 2002	5.3
95,000	March 15, 2003	5.4
100,000	March 15, 2004	5.5
105,000	March 15, 2005	5.6
110,000	March 15, 2006	5.7
115,000	March 15, 2007	5.8
125,000	March 15, 2008	5.9
130,000	March 15, 2009	6.0
140,000	March 15, 2010	6.1
145,000	March 15, 2011	6.2
155,000	March 15, 2012	6.3
2,275,000	March 15, 2022	7.0
330,000	March 15, 2023	8.0

The Company’s facility, located in Richmond, Virginia, encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space, which was purposefully left undeveloped to accommodate new technologies as they come on board. The Company took possession of its current facility in late November 1998, and all labs were fully operational in the facility by mid December 1998. The Company believes that the facility is adequately insured.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The information set forth on page 3 the Company’s 2002 Annual Report to Shareholders under the caption “Market for Common Equity” is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The information set forth on pages 4 through 14 of the Company’s 2002 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 7. Financial Statements.

The Company’s financial statements and the related notes thereto, together with the report of McGladrey & Pullen, LLP, set forth on pages 17 through 33 of the Company’s 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company is not presently involved in any disagreements with its independent auditors on accounting financial disclosures.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

Directors

The information relating to the directors of the Company set forth in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Shareholders to be held on May 15, 2003 (the “Proxy Statement”) under the caption “Proposal 1: Election of Directors” is incorporated herein by reference.

Executive Officers

The information relating to the executive officers of the Company set forth in the Proxy Statement under the caption “Compensation of Directors and Executive Officers – Executive Officers of the Company” is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 10. Executive Compensation.

The information set forth in the Proxy Statement under the caption “Compensation of Directors and Executive Officers” is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information set forth in the Proxy Statement under the caption “Holdings of Shares of the Company’s Capital Stock” is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information set forth in the Proxy Statement under the caption “Transactions with Management and Others” is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Underwriter’s Warrant, as amended (1)
4.3	Form of Management Warrant, as amended (1)
10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)
10.2	Warrant Agreement between the Company and A&S (1)
10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.6	Employment Agreement for Richard J. Freer (1)
10.7	Employment Agreement for Thomas R. Reynolds (1)
10.8	Employment Agreement for Robert B. Harris (1)
10.9	Executive Severance Agreement for Richard J. Freer (1)
10.10	Executive Severance Agreement for Thomas R. Reynolds (1)
10.11	Executive Severance Agreement for Robert B. Harris (1)
10.12	1997 Stock Incentive Plan, as amended (1)
10.13	2000 Stock Incentive Plan (3)
10.14	2002 Stock Incentive Plan (3)
10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (4)
10.16	Employment Agreement for James H. Brennan (5)
10.17	Executive Severance Agreement for James H. Brennan (5)
13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 (5)
23.1	Letter of Consent from McGladrey & Pullen, LLP (5)
99.1	Certification of Robert B. Harris, Ph.D., President and Chief Executive Officer (5)
99.2	Certification of James H. Brennan, Controller and Principal Accounting Officer (5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(5)	Filed herewith.

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
2.	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
3.	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
4.	Employment Agreement between the Company and Richard J. Freer (1)
5.	Employment Agreement between the Company and Thomas R. Reynolds (1)
6.	Employment Agreement between the Company and Robert B. Harris (1)
7.	Employment Agreement between the Company and James H. Brennan (2)
8.	Executive Severance Agreement between the Company and Richard J. Freer (1)
9.	Executive Severance Agreement between the Company and Thomas R. Reynolds (1)
10.	Executive Severance Agreement between the Company and Robert B. Harris (1)
11.	Executive Severance Agreement between the Company and James H. Brennan (2)
12.	1997 Stock Incentive Plan (1)
13.	2000 Stock Incentive Plan (3)
14.	2002 Stock Incentive Plan (4)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, and incorporated by reference herein.
(2)	Filed herewith.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration No. 333-51074, and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration No. 333-102368, and incorporated by reference herein.

(b) Reports on Form 8-K

The Company filed a Form 8-K on October 21, 2002 relating to the Company’s financial performance for the fiscal quarter ended September 30, 2002.

The Company filed a Form 8-K on November 13, 2002 to update certain stockholders information at the request of the Nasdaq Stock Market, Inc.

The Company filed a Form 8-K/A on November 1, 2002 thereby filing amended forms of warrants previously issued to the Company’s investment banking firm.

The Company filed a Form 8-K on November 22, 2002 relating to the acknowledgement by the Nasdaq Stock Market, Inc. of the Company’s regained compliance with Nasdaq’s Marketplace Rule 4310(c)(7).

Item 14. Controls and Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Controller, within 90 days prior to the filing date of this report. Based upon that evaluation, the Company’s Chief Executive Officer and Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factor that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Date:	March 31, 2003	By:	/s/ ROBERT B. HARRIS, PH.D.
Robert B. Harris, Ph.D President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ ROBERT B. HARRIS, PH.D. Robert B. Harris, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ RICHARD J. FREER, PH.D. Richard J. Freer, Ph.D.	Chairman, Chief Operating Officer and Director	March 31, 2003

/s/ THOMAS R. REYNOLDS Thomas R. Reynolds,	Executive Vice President, Secretary and Director	March 31, 2003

/s/ JAMES H. BRENNAN James H. Brennan	Controller (Principal Financial and Accounting Officer)	March 31, 2003

/s/ L. MCCARTHY DOWNS III L. McCarthy Downs III	Director	March 31, 2003

/s/ SAMUEL P. SEARS, JR. Samuel P. Sears, Jr.	Director	March 31, 2003

/s/ DONALD A. MCAFEE, PH.D. Donald A. McAfee, Ph.D.	Director	March 31, 2003

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Underwriter’s Warrant, as amended (1)
4.3	Form of Management Warrant, as amended (1)
10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)
10.2	Warrant Agreement between the Company and A&S (1)
10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.6	Employment Agreement for Richard J. Freer (1)
10.7	Employment Agreement for Thomas R. Reynolds (1)
10.8	Employment Agreement for Robert B. Harris (1)
10.9	Executive Severance Agreement for Richard J. Freer (1)
10.10	Executive Severance Agreement for Thomas R. Reynolds (1)
10.11	Executive Severance Agreement for Robert B. Harris (1)
10.12	1997 Stock Incentive Plan, as amended (1)
10.13	2000 Stock Incentive Plan (3)
10.14	2002 Stock Incentive Plan (3)
10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (4)
10.16	Employment Agreement for James H. Brennan (5)
10.17	Executive Severance Agreement for James H. Brennan (5)
13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 (5)
23.1	Letter of Consent from McGladrey & Pullen, LLP (5)
99.1	Certification of Robert B. Harris, Ph.D., President and Chief Executive Officer (5)
99.2	Certification of James H. Brennan, Controller and Principal Accounting Officer (5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(5)	Filed herewith.