Form 10QSB
period 2003-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2003-05-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒	No ☐

          As of May 15, 2003, 2,504,483 shares of common stock, no par value, of the registrant were outstanding.

          Transitional Small Business Disclosure Format (Check one)

Yes ☐	No ☒

Commonwealth Biotechnologies, Inc.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Commonwealth Biotechnologies, Inc.
Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)	(Note 1)
Assets
Current Assets
Cash and cash equivalents	$92,771	$270,144
Accounts receivable	758,867	492,563
Prepaid expenses and inventory	106,954	75,980

Total current assets	958,592	838,687

Property and Equipment, net	6,048,290	6,198,728
Other Assets
Restricted cash	433,748	568,453
Bond issue costs, net	214,519	217,205

Total other assets	648,267	785,658

	$7,655,149	$7,823,073

Liabilities and Stockholders’ Equity
Current Liabilities
Demand note payable	$—	$14,680
Current maturities of long term debt and capital lease	141,373	160,311
Accounts payable and other current liabilities	608,283	492,148
Deferred revenue	67,376	84,847

Total current liabilities	817,032	751,986

Long Term Debt
Bonds payable	3,630,000	3,730,000

Total long term debt	3,630,000	3,730,000

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized March 31, 2003 – 2,433,779 December 31, 2001 – 2,433,779 shares issued and outstanding	—	—
Additional paid-in capital	12,204,999	12,204,999
Accumulated deficit	(8,996,882)	(8,863,912)

Total stockholders’ equity	3,208,117	3,341,087

	$7,655,149	$7,823,073

See notes to financial statements.

Commonwealth Biotechnologies, Inc.
Statements of Operations

	Three Months Ended

	March 31, 2003	March 31, 2002

	(Unaudited)
Revenue
Laboratory services	$148,336	$235,831
Commercial contracts	268,297	368,698
Government contracts	627,265	410,564
Genetic identity	72,867	37,244
Clinical services	37,606	28,331
Food safety/microbiology	—	8,250
Product sales	410	880
License fees	—	4,000
Other revenue	420	1,445

Total revenue	1,155,201	1,095,243

Cost of Services
Direct labor	286,929	281,376
Direct materials	215,256	180,846
Subcontractor costs	1,980	—
Overhead	377,073	353,751

Total cost of services	881,238	815,973

Selling, General & Administrative	340,753	308,221

Operating loss	(66,790)	(28,951)
Other income (expense)
Interest expense	(67,421)	(69,285)
Interest income	1,242	2,212

Total other income (expense)	(66,179)	(67,073)

Net loss	$(132,969)	$(96,024)

Basic and diluted loss per common share	$(0.05)	$(0.05)

See notes to financial statements.

Commonwealth Biotechnologies, Inc.
Statements of Cash Flows

	Three Months Ended

	March 31, 2003	March 31, 2002

	(Unaudited)
Cash flows from operating activities
Net loss	$(132,969)	$(96,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	158,702	158,203
Changes in assets and liabilities:
Accounts receivable	(266,304)	98,752
Prepaid expenses and inventory	(30,973)	(61,349)
Accounts payable and accrued expenses	116,134	(78,196)
Deferred revenue	(17,471)	108,450

Net cash provided by (used in) operating activities	(172,881)	129,836

Cash flows from investing activities
Purchases of property, plant and equipment	(5,579)	(9,765)

Net cash used in investing activities	(5,579)	(9,765)

Cash flows from financing activities
Principal payments on long term debt, note payable and capital lease obligation	(133,618)	(138,990)
Restricted cash	134,705	108,833

Net cash provided by (used in) financing activities	1,087	(30,157)

Net increase (decrease) in cash and cash equivalents	(177,373)	89,914
Cash and cash equivalents, beginning of period	270,144	116,151

Cash and cash equivalents, end of period	$92,771	$206,065

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$128,954	$132,184

See notes to financial statements.

Commonwealth Biotechnologies, Inc.
Notes To Financial Statements

Note 1.	Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2002, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included.  The results of operations for the three months ended March 31,2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company accounts for its employee stock plan and management warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  Accordingly, no stock based compensation cost has been recognized as all options and warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the net loss and loss per share had compensation cost for all the stock-based compensation been determined based on the grant date fair values on awards consistent with the method described in FASB Statement NO. 123, Accounting for Stock-Based Compensation:

	Three Months Ended March 31,

	2003	2002

Net loss:
As reported	$(132,969)	$(96,024)
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(41,158)	(33,161)

Proforma	$(174,127)	$(129,185)

Loss per common share:
As reported	$(0.05)	$(0.05)
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(0.02)	(0.02)

Proforma	$(0.07)	$(0.07)

Note 2.	Earnings (Loss) Per Share

          The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.  Those entities that have only common stock outstanding are required to present only basic per share amounts.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At March 31, 2003 and 2002, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect (reduced the loss per common share) applicable to the net loss for all periods presented.

Note 3.	Going Concern and Management Plan

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $132,969 during the three-month period ended March 31, 2003 and has a history of losses that have resulted in an accumulated deficit of $8,996,882 at March 31, 2003. In addition, the Company has had negative cash flows in three of the past six years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

Management has taken a number of steps to improve cash flow and liquidity.  Since 2001, the Company has reduced personnel levels, curtailed research and development expenses, reduced marketing expenditures, and deferred directors’ fees and a portion of officers’ compensation.  The Company has also reduced or delayed expenditures on items that are not critical to operations.  Primarily as a result of these actions, the Company was able to reduce its operating loss for 2002 to $340,701, as compared to $1,327,471 for 2001.

The cash position of the Company will again remain uncertain in 2003. However the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, in both 2002 and 2001, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricts all material purchases to service ongoing work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources. However, in August 2002, the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. Net proceeds to the Company from this private placement amounted to $247,544.

During the first quarter 2003, the Company has signed $2.7 million in additional work that is scheduled to take place over the next twelve months, which is expected to improve the operating cash flow from operations.

The lack of adequate cash resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  The Company is actively exploring the availability of varying financial and strategic transactions, which, if consummated, would address the Company’s need to improve its financial condition and/or its operations.

There can be no assurance that any such required funds will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. To this end, the Company has retained the services of Segerdahl & Company, Inc. of Milwaukee, Wisconsin, to explore its strategic options with regard to continued operations (see Note 4).

As a result of the above, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4. Engagement of Segerdahl & Company, Inc.

Segerdahl & Company, Inc. (“Segerdahl”), an investment banking firm, has been engaged to provide the Company with investment banking services related to a “Transaction”, such as the possible issuance of additional equity capital, facilitation of a re-capitalization of the Company, or the completion of other transactions designed to further the goals of profitability of the

Company.  The agreement was signed on April 22, 2002 and was for a term of one year. This engagement has been extended to October 2003.

In accordance with the terms of its engagement letter with Segerdahl, as a retainer, the Company issued to Segerdahl a three year warrant, as amended, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 per share (the “Retainer Warrant”). The Retainer Warrant will only vest in the event (i) the Company completes a Transaction as defined in the agreement or (ii) the Company’s common stock trades at a price per share at or above $2.25 per share for 10 of 20 consecutive trading days during the term of the engagement.

In addition, as a transaction fee, the Company issued to Segerdahl a three year warrant, as amended, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 per share (the “Transaction Fee Warrant”). The Transaction Fee Warrant will only vest in the event (i) the Company completes a Transaction as defined in the agreement; and (ii) the Company’s common stock trades at a price per share at or above $2.90 per share for 10 of 20 consecutive trading days during the term of the engagement.

Pursuant to the engagement, Segerdahl may arrange short-term financing alternatives for the Company. For such services and to the extent Segerdahl completes such short-term financing with a party not affiliated with Segerdahl, the Company will pay Segerdahl a fee equal to 7% of such financing.

Note 5. Board and Management Purchase of Stock in Lieu of Compensation

At the March 7th 2003 Board meeting, the Compensation Committee and the Board of Directors approved that Officers and Directors receive common stock in lieu of deferred compensation.  On April 28th, 2003, management and members of the Board of Directors were issued common stock, amounting to a reduction of $109,167 in deferred compensation and board fees.  Total shares issued were 70,704.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $132,969 during the three-month period ended March 31, 2003 and has a history of losses that have resulted in an accumulated deficit of $8,996,882 at March 31, 2003. In addition, the Company has had negative cash flows in three of the past six years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

Management has taken a number of steps to improve cash flow and liquidity.  Since 2001, the Company has reduced personnel levels, curtailed research and development expenses, reduced marketing expenditures, and deferred directors’ fees and a portion of officers’ compensation.  The Company has also reduced or delayed expenditures on items that are not critical to operations.  Primarily as a result of these actions, the Company was able to reduce its operating loss for 2002 to $340,701, as compared to $1,327,471 for 2001.

The cash position of the Company will again remain uncertain in 2003. However the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, in both 2002 and 2001, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricts all material purchases to service ongoing work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources. However, in August 2002, the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. Net proceeds to the Company from this private placement amounted to $247,544.

During the first quarter 2003, the Company has signed $2.7 million in additional work that will take place over the next twelve months, which will improve the operating cash flow from operations.

The lack of adequate cash resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  The Company is actively exploring the availability of varying financial and strategic transactions, which, if consummated, would address the Company’s need to improve its financial condition and/or its operations.

There can be no assurance that any such required funds will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. To this end, the Company has retained the services of Segerdahl & Company, Inc. of Milwaukee, Wisconsin, to explore its strategic options with regard to continued operations (see Note 4).

As a result of the above, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company generally derives revenue from two types of customers: those who require a discrete set of services (lab services), and those who contract with the Company on an extended basis for performance of a variety of integrated services (commercial contracts and government contracts). The Company continues to grow its defense contract business and is now actively engaged in pursuit of three different defense related contracts. The Company acts as both prime and subcontractor for bio-defense related work.

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

The Company also derives revenues from genetic identity and clinical services. There has been a dramatic and constant increase in the number or private paternity cases implemented at the Company and in the number of molecular diagnostic assays performed. The Company designed and implemented molecular diagnostic assays for the presence of DNA attributable to the various human herpes viruses. This platform technology is being used to serve individual patients across the country and in support of an on-going clinical study with a new anti-viral therapeutic. The Company has grown its molecular diagnostic platform in several other critical areas and its services are being used in support of still other on-going clinical trials and in support of fundamental research and development programs for its clients.

The Company is continuing its microbiology test services in the area of food safety, general microbiology, and assessment of biological pathogens in test samples. The Company is currently being contracted to determine the presence of bacterial organisms in suspicious powders and other test samples.

Critical Accounting Policies

The Company considers its critical accounting policies to be those related to estimates, revenue recognition, accounts receivable, property and equipment, income taxes, research and development, employee stock option plans and fair value of financial instruments. A detailed explanation of these polices can be found in Note 1 to the Company’s 2002 audited financial statements.

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002.

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

Gross revenues increased by $59,958 or 5.5% from $1,095,243 during the first quarter of 2002 (the “2002 Quarter”) to $1,155,201 during the first quarter of 2003 (the “2003 Quarter”).

Lab services decreased by $87,495 or 37.1% from $235,831 during the 2002 Quarter to $148,336 during the 2003 Quarter. This decrease is primarily due to an the effort of the Company to move away from short term work and begin to focus on long-term commercial and government contracts.

Commercial contracts decreased by $100,401 or 27.2%, from $368,698 during the 2002 Quarter to $268,297 during the 2003 Quarter. This decrease is primarily due to work being completed with three major customers. During the 2002 Quarter, revenues from these customers amounted to $86,500. There was essentially no work done for these customers during the 2003 Quarter.

Government contracts increased by$216,701 or 52.8%, from $410,564 during the 2002 Quarter to $627,265 during the 2003 Quarter. This increase was primarily due to the addition of three major contracts with a life expectancy of twelve months. Total revenue from these customers was  $370,490 for the 2003 Quarter.

Genetic testing increased by$35,623 or95.6%, from $37,244 during the 2002 Quarter to $72,867 during the 2003 Quarter. This increase is a direct result of the addition of two major contracts to perform genetic identity analysis.

Clinical testing increased by$9,275 or32.7%, from $28,331 during the 2002 Quarter to $37,606 during the 2003 Quarter. This increase is a direct result of the startup of clinical testing for one major customer.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $65,265 or 8.0%, from $815,973 during the 2002 Quarter to $881,238 during the 2003 Quarter.  The cost of services as a percentage of revenue was 76.3% and 74.5% during the 2003 and 2002 quarters, respectively.

The costs for direct materials increased by $34,410, or 19.0%, from $180,846 during the 2002 Quarter, to $215,256 during the 2003 Quarter. This increase is directly attributable to increased pricing from our vendors that went into effect in the beginning of the year.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $23,322, or 6.6%, from $353,751 during the 2002 Quarter to $377,073 during the 2003 Quarter. This increase is primarily due to an increase in costs of salaries that were not directly associated with a particular project.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $32,532, or 10.6%, from $308,221 during the 2002 Quarter to $340,753 during the 2003 Quarter. As a percentage of revenue, these costs were 29.5% and 28.1% during 2003 and 2002 respectively.

Total compensation and benefits increased by $12,699 or 10.6%, from $120,094 during the 2002 Quarter to $132,793 during the 2003 Quarter. This increase is attributable to the raises given to employees at the beginning of the year. Professional Fees decreased by $35,125 or 44.3% from $79,330 during the 2002 Quarter to $44,205 during the 2003 Quarter. This decrease is primarily due to the elimination of consulting fees paid in 2002 to evaluate the overall performance of the Company. Taxes and Licenses decreased by $10,306 or 42.3% from $24,353 during the 2002 Quarter to $14,047 during the 2003 Quarter. This decrease is due to a reduction in the calculation of personal property taxes paid to the county government. Other costs increased by $20,318 or 434.5% from $4,676 during the 2002 Quarter to $24,994 during the 2003 Quarter. This increase is primarily due to annual payments, associated with the Industrial Development Revenue Bonds paid to financial institutions during the quarter.

Marketing costs increased by $43,472 or 266.6%, from $16,303 during the 2002 Quarter to $59,775 during the 2003 Quarter. Expenditures associated with marketing have been paid by the private placement that took place in August 2002.  Proceeds, net of issuance costs, to the Company from this private placement amounted to $247,544.

Other Income (Expenses)

Interest income during the 2003 Quarter compared to the 2002 Quarter remained relatively flat with a decrease of $971. Interest costs incurred by the Company during the 2003 and 2002 Quarter’s included (1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company’s IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense decreased $1,864 or 2.6% from $69,285 during the 2002 Quarter to $67,421 during the 2003 Quarter.

Liquidity and Capital Resources

For a discussion of the Company’s current financial condition, please see the section entitled “Going Concern”. The 2003 Quarter reflected a decrease in cash of $172,881 from operating activities, as compared to an increase of $129,836 from operating activities during the 2002 Quarter. The decrease in cash during the 2003 Quarter was primarily due to an increase in the accounts receivable of $266,304. The increase in accounts receivables was primarily due to one customer who had delayed payment on their account. These funds have since been paid. The decrease in cash during the 2002 Quarter was primarily due to substantial investments made by the Company in facility costs, personnel, equipment, and marketing efforts.

Net working capital as of March 31, 2003 and December 31, 2002 was $141,560 and $86,701 respectively. This increase is a direct result of the increase in accounts receivable during the 2003 Quarter discussed above as compared to the 2002 Quarter.

The Company underwent an internal strategic review in 2002 of its platform technologies and an extensive independent examination of its fiscal policies and procedures. The latter review confirmed that Management acted appropriately to reduce staffing through lay-offs and attrition and to reduce or eliminate all non-production related expenditures.  Fiscal practices were strictly enforced which restrict all material purchases to service on-going work only and serve to minimize all material inventories.  While reductions in advertising and marketing negatively impact CBI’s ability to attract new work through the print media, expanded development and use of the Company’s web page (done with internal resources) combined with favorable word-of-mouth and limited print advertising, continue to enhance CBI’s exposure to life sciences investigators throughout the world.

As a further result of the internal review, several technology platforms, which were not contributing to the overhead and profitability of the Company, were eliminated while still others were re-priced. Management is keenly aware of the need to continuously streamline its operations while maintaining its competitive edge.

On February 28, 2002, the Company received $139,000 in advance for work to be completed over a twenty-four month period.  The remaining revenue to be recognized over the remainder of the contract is $56,920. At present, the work scope for this client will provide $435,000 in additional revenue to the Company. However, management believes that the work scope will be expanded as data is collected and that the magnitude of the contract will be increased.

On April 23, 2002, the Company announced that it engaged the services of Segerdahl & Company, Inc., a registered broker-dealer, for the express purpose of exploring the strategic options of the Company, with a focus on raising additional equity capital, facilitating a re-capitalization, or the completion of any other transaction which furthers the goals of profitability of the Company.  The intent of any such transaction would be to maximize shareholder value.  In addition, any such transaction would be subject to applicable securities rules, including the possibility of shareholder approval.  No agreements have been reached by the Company as mediated by Segerdahl & Company Inc.

On August 30, 2002 the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. Net proceeds to the Company from this private placement amounted to $247,544 and were to be used to increase the marketing efforts of the Company.

In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million.  During the third Quarter of 2002, the fourth year of this contract was awarded amounting to $507,985 to the Company. Revenues in the 2003 Quarter amounted to $250,240 of which an additional $163,004 will be recognized during 2003.

In January 2003, the Company received an award in the amount of $430,796, of which $123,428 has been recognized during the 2003 Quarter. This contract will be completed by the third Quarter 2003 and is estimated that all of the revenue will be recognized. Since inception of the initial contract, two additional awards have been issued to the Company amounting to $394,817 and $51,915 respectively. The first contract will take approximately nine months to complete while the latter will be completed in forty-five days. Total value to date for 2003 from this customer is $877,528.

In January 2003, the Company received a project from an existing customer valued at $400,000 of which $165,576 was recognized during the 2003 Quarter. The remaining amount of $234,424 will be recognized during the second and third Quarters in 2003.

In April 2003, the Company received additional work from an existing bio-defense contract valued at $327,863. This project is expected to begin in May 2003  with all of the revenues being realized during 2003.  Since the inception of this project, the Company has recognized $1,150,242 over a two-year period.

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

Item. 3	Controls and Procedures

The Company’s Chief Executive Officer and Controller have concluded that the Company’s controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods as specified in the Commission’s rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II
 OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.4	Employment Agreement for Richard J. Freer (1)
10.5	Employment Agreement for Thomas R. Reynolds (1)
10.6	Employment Agreement for Robert B. Harris (1)
10.7	Executive Severance Agreement for Richard J. Freer (1)
10.8	Executive Severance Agreement for Thomas R. Reynolds (1)
10.9	Executive Severance Agreement for Robert B. Harris (1)
10.10	1997 Stock Incentive Plan, as amended (1)
10.11	Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
99.1	Certification of Robert B. Harris, PhD., President and Chief Executive Officer (3)
99.2	Certification of James H. Brennan, Controller and Principle Accounting Officer (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)	Filed herewith.

          (b)          Reports on Form 8-K.  On March 3, 2003, the Company announced that has received notification that it has met the conditions of compliance under NASDAQ’s minimum bid price rule.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ JAMES H. BRENNAN

James H. Brennan Controller and Principal Accounting Officer

May 15, 2003

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)
10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.4	Employment Agreement for Richard J. Freer (1)
10.5	Employment Agreement for Thomas R. Reynolds (1)
10.6	Employment Agreement for Robert B. Harris (1)
10.7	Executive Severance Agreement for Richard J. Freer (1)
10.8	Executive Severance Agreement for Thomas R. Reynolds (1)
10.9	Executive Severance Agreement for Robert B. Harris (1)
10.10	Form of Incentive Stock Option Agreement (1)
10.11	Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)
99.1	Certification of Robert B. Harris, PhD., President and Chief Executive Officer (3)
99.2	Certification of James H. Brennan, Controller and Principle Accounting Officer (3)

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3) Filed herewith.