Form 10QSB
period 2003-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2003-08-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 14, 2003, 2,504,483 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes:  ☐    No:  ☒

Commonwealth Biotechnologies, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Commonwealth Biotechnologies, Inc.

Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$219,758	$270,144
Accounts receivable	714,161	492,563
Prepaid expenses and inventory	107,535	75,980

Total current assets	1,041,454	838,687

Property and Equipment, net	5,901,728	6,198,728

Other Assets
Restricted cash	518,145	568,453
Bond issue costs, net	211,834	217,205

Total other assets	729,979	785,658

	$7,673,161	$7,823,073

Liabilities and Stockholders’ Equity
Current Liabilities
Demand note payable	$—	$14,680
Current maturities of long term debt and capital lease	116,700	160,311
Accounts payable and other current liabilities	439,506	492.148
Deferred revenue	214,867	84,847

Total current liabilities	771,073	751,986

Long Term Debt
Bonds payable	3,630,000	3,730,000

Total long term debt	3,630,000	3,730,000

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized June 30, 2003–2,504,483; December 31, 2002 – 2,433,779 shares issued and outstanding	—	—
Additional paid-in capital	12,314,166	12,204,999
Accumulated deficit	(9,042,078)	(8,863,912)

Total stockholders’ equity	3,272,088	3,341,087

	$7,673,161	$7,823,073

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$166,183	$219,625	$314,519	$453,681
Commercial contracts	204,225	396,366	472,522	805,164
Government contracts	706,137	429,719	1,333,402	840,283
Food safety / microbiology	—	400	—	8,650
Genetic identity	82,925	29,907	155,792	67,151
Clinical services	72,817	58,249	110,423	48,254
Product sales	600	340	1,010	1,220
Other revenue	410	474	830	5,918

Total revenue	1,233,297	1,135,080	2,388,498	2,230,321

Costs of services
Direct Labor	288,504	282,702	575,433	564,080
Direct Materials	191,623	192,889	406,878	373,735
Other Direct Costs	790	6,200	2,770	24,538
Overhead	354,250	337,007	731,323	671,861

Total costs of services	835,167	818,798	1,716,404	1,634,214
Selling, General & Administrative	382,888	383,537	723,641	692,313

Operating income/(loss)	15,242	(67,255)	(51,547)	(96,206)

Other income (expenses)
Interest expense	(61,258)	(80,760)	(128,679)	(150,045)
Interest income	820	2,100	2,061	4,313

Total other income (expense)	(60,438)	(78,660)	(126,618)	(145,732)

Net loss	$(45,196)	$(145,915)	$(178,165)	$(241,938)

Basic and diluted loss per common share	$(0.02)	$(0.07)	$(0.07)	$(0.12)

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Six Months Ended
	June 30, 2003	June 30, 2002
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(178,165)	$(241,938)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	310,811	315,826
Non-cash issuance of stock in lieu of board fees	—	64,500
Changes in:
Accounts receivable	(221,598)	56,321
Prepaid expenses and inventory	(31,554)	(58,005)
Accounts payable and other current liabilities	(52,643)	(42,451)
Deferred revenue	130,020	84,547

Net cash (used in) operating activities	(43,129)	178,800

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,441)	(22,310)

Net cash provided by ( used in) investing activities	(8,441)	(22,310)

Cash Flows from Financing Activities
Issuance of common stock	109,167	—
Principal payments on demand note payable and long term debt	(158,291)	(176,052)
Restricted cash	50,308	40,011

Net cash provided by (used in) by financing activities	1,184	(136,041)

Net increase (decrease) in cash and cash equivalents	(50,386)	20,449

Cash and cash equivalents, beginning of period	$270,144	$116,151

Cash and cash equivalents, end of year	$219,758	$136,600

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$123,307	$144,673

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Notes To Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain expenses on the statements of income for the three and six months ended June 30, 2002 have been reclassified with no effect on net income or loss per common share, to be consistent with the classifications adopted for the three and six months ended June 30, 2003.

Stock Options

The Company accounts for its employee stock plan and management warrents under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock based compensation cost has been recognized as all options and warrents granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net loss and loss per share had compensation cost for all the stock-based compensation been determined based on the grant date fair values on awards consistent with the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation:

The following tables summarizes options outstanding:

	Six Months Ended June 30, 2003		Year Ended December 31, 2002
	Shares	Weighted avg exercise price	Shares	Weighted avg exercise price
Options and warrants outstanding Beginning of period	1,266,817	$5.09	958,047	$6.49
Vested	37,421	3.90	336,821	.97
Lapsed	(50,750)	6.50	(28,051)	4.90

Options and warrants outstanding at End of period	1,253,488	4.96	1,266,817	5.09

Options and warrants exercisable at End of period	974,236	4.94	813,565	5.91

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Net loss:	$(178,165)	$(625,726)
As reported:
Proforma effect of recognizing stock-based Compensation in accordance with FASB No.123	(41,158)	(132,644)

Proforma	$(219,323)	$(758,370)

Loss per commom share:
As reported	$(0.07)	$(0.29)
Proforma effect of recognizing stock –based Compensation in accordance with FASB 123	(0.02)	(0.06)

Proforma	$(0.09)	$(0.35)

Note 2. Earnings (Loss) Per Share

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At June 30, 2003 and 2002, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect (reduced the loss per common share) applicable to the net loss for all periods presented.

Note 3. Going Concern and Management Plan

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $178,165 during the six-month period ended June 30, 2003 and has a history of losses that have resulted in an accumulated deficit of $9,042,078 at June 30, 2003. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

Management has taken a number of steps to improve cash flow and liquidity. Beginning in the summer of 2001, the Company reduced personnel levels, curtailed research and development expenses, reduce marketing expenditures, and deferred directors’ fees and a portion of officers’ compensation. The Company has also reduced or delayed expenditures on items that are not critical to operations. The Company is in active negotiations with a number of parties with respect to strategic transactions that, if consummated, would favorably impact the Company’s financial condition (see note 4 below). There can be no assurances, however, that any such transactions will be consummated.

On August 30, 2002 the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. Net proceeds to the Company from this private placement amounted to $247,544 and are to be used to increase the marketing efforts of the Company.

In April 2003, Management elected to receive Company stock in lieu of deferred compensation. This amounted to an increase in additional paid in capital in the amount of $109,167. Additional stock issued was 70,704 shares.

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

Note 4. Engagement of Segerdahl & Company, Inc.

Segerdahl & Company, an investment banking firm, has been engaged to provide the Company with investment banking services related to a “Transaction”, such as the possible issuance of additional equity capital, facilitation of a re-capitalization of the Company, or the completion of other transactions designed to further the goals of profitability of the Company. The agreement was signed on April 22, 2002 and has an original term of one year. The engagement has been extended to October 2003.

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

Whether or not a Transaction is contemplated, the Company also agreed to reimburse Segerdahl up to $10,000 for out-of-pocket and properly documented expenses incurred by Segerdahl in connection with the performance of its services provided pursuant to the engagement. As of June 30, 2003, the Company has paid $4,574 in reimbursement of expenditures incurred by this transaction.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $178,165 during the six months ended June 2003 as compared to $241,938 during 2002 and has a history of losses that have resulted in an accumulated deficit of $9,042,078 as of June 30, 2003. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

At the outset of 2002, the Company is in an uncertain cash position. However, management believes that the Company has the capacity to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. In 2003, the Company has signed nearly $2.7 million in additional work that will take place over the next twelve months.

In 2001, when confronted with potentially static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricted all material purchases to service on-going work only and serve to minimize all material inventories. In 2003, management is continuing to monitor all operating expenses and make necessary adjustments when needed.

In April 2003, Management elected to receive Company stock in lieu of deferred compensation. This amounted to an increase in additional paid in capital in the amount of $109,167. Additional stock issued was 70,704 shares.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on our 2002 financial statements. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002.

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

Gross revenues increased by $98,217 or 8.7% from $1,135,080 during the second quarter of 2002 (the “2002 Quarter”) to $1,233,297 during second quarter of 2003 (the “2003 Quarter”).

Revenues realized from lab services decreased by $53,442 or 24.3% from $219,625 during the 2002 Quarter to $166,183 during the 2003 Quarter. This decrease is primarily due to an the effort of the Company to move away from short term work and begin to focus on long-term commercial and government contracts. Historically, net revenues have been earned from lab services, however, the Company views commercial and government projects as the more important source of revenue (as mentioned below) and has continued to focus its efforts on identifying long-term customers.

Revenues realized from commercial contracts decreased by $194,141 or 48.9%, from $396,625 during the 2002 to $204,225 during the 2003 Quarter. This decrease is primarily due to work being completed with three major clients.

Revenues realized from various government contracts increased by $276,418 or 64.3%, from $429,719 during the 2002 to $706,137 during the 2003 Quarter. This increase was primarily due to addition of three major contracts with a life expectancy of twelve months.

Revenues realized from genetic testing increased by $53,018 or 177.3%, from $29,907 during the 2002 Quarter to $82,925 during the 2003 Quarter. This increase is a direct result of the continuation of two major contracts to perform genetic identity analysis.

Clinical testing increased by $14,568 or 25.0%, from $58,249 during the 2002 Quarter to $72,817 during the 2003 Quarter. This increase is a direct result of the startup of clinical testing for two major clients.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $16,369 or 1.9%, from $818,798 during the 2002 Quarter to

$835,167 during the 2003 Quarter. The cost of services as a percentage of revenue was 67.7% and 72.1% during the 2003 and 2002 quarters, respectively.

The costs for direct labor increased by $5,802, or 2.1%, from $282,702 during the 2002 Quarter, to $288,504 during the 2003 Quarter. This increase is directly attributable to an increase in labor charged against various projects.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $16,794, or 5.0%, from $335,360 during the 2002 Quarter to $352,154 during the 2003 Quarter.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $649, or 0.2%, from $383,537 during the 2002 Quarter to $382,888 during 2003 Quarter. As a percentage of revenue, these costs were 31.0% and 33.8% during 2003 and 2002.

Total compensation and benefits increased by $10,686 or 8.1% from $131,597 during the 2002 Quarter to $142,283 during the 2003 Quarter. This increase is attributable to the salary increases that were given to the administrative staff at the beginning of the year. Professional Fees decreased by $14,216 or 18.0% from $79,030 during the 2002 Quarter to $64,814 during the 2003 Quarter. This decrease is due to a reduction in legal costs, accounting and the elimination of two director positions. Taxes and Licenses decreased by $5,920 or 21.8% from $27,161 during the 2002 Quarter to $21,241 during the 2003 Quarter. This decrease is due to a reduction in personal property taxes. Other costs decreased by $11,839 or 27.1% from $43,748 during the 2002 Quarter to $31,909 during the 2003 Quarter. This decrease is primarily due to the reduction of bank fees, and annual meeting costs.

Marketing costs increased by $19,650 or 58.3%, from $33,721 during the 2002 Quarter to $53,371 during the 2003 Quarter. This increase was primarily due to the addition of a Senior Vice President for Strategic Business Development with his focus on building the revenue stream of the Company.

Other Income (Expenses)

Interest income during the 2002 Quarter compared to the 2003 Quarter remained relatively flat with a decrease of $1,280. Interest costs incurred by the Company during the 2003 and 2002 Quarter’s included (1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company’s IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense decreased $19,502 or 24.1% from $80,760 during the 2002 Quarter to $61,258 during the 2003 Quarter. This decrease is primarily due to an additional payment made in the previous year.

Results of Operations

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002.

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

Gross revenues increased by $158,177 or 7.1% from $2,230,321 during the 2002 Period (“the 2002 Period”) to $2,388,498 during the 2003 Period. (“the 2003 Period”).

Revenues realized from lab services decreased by $139,162 or 30.7% from $453,681 during the 2002 Period to $314,519 during the 2003 Period. This decrease is primarily due to an the effort of the Company to move away from short term work and begin to focus on long-term commercial and government contracts.

Revenues realized from various commercial contracts decreased by $322,642 or 41.3%, from $805,164 during the 2002 Period to $472,522 during the 2003 Period. This decrease is primarily due to work being completed with three major clients. Of the $472,522 in commercial contracts three major clients represent 62.2% of the revenue earned during the 2003 Period.

Government contracts increased by $493,119 or 58.7%, from $840,283 during the 2002 to Period to $1,333,402 during the 2003 Period. This increase was primarily due to addition of three major contracts with a life expectancy of twelve months.

Genetic testing increased by $88,641 or 132.0%, from $67,151 during the 2002 Period to $155,792 during the 2003 Period. This increase is a direct result of the continuation of two major contracts to perform genetic identity analysis.

Clinical testing increased by $62,169 or 128.8%, from $48,254 during the 2002 Period to $110,423 during the 2003 Period. This increase is a direct result of the startup of clinical testing for one major client.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $82,190 or 5.0%, from $1,634,214 during the 2002 Period to $1,716,404 during 2003 Period. The cost of services as a percentage of revenue was 71.9%

and 73.3% during the 2003 and 2002 periods, respectively.

The costs for direct materials increased by $33,143, or 8.9%, from $373,735 during the 2002 Period, to $406,878 during the 2003 Period. This increase is directly attributable to more material intensive projects obtained by the Company in the current period.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $59,462 or 8.8%, from $671,861 during the 2002 Period to $731,323 during the 2003 Period. This increase is primarily due to overhead compensation of approximately $40,366 over the prior year.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $31,328, or 4.5%, from $692,313 during the 2002 Period to $723,641 during 2003 Period. As a percentage of revenue, these costs were 30.3% and 31.0% during 2003 and 2002, respectively.

Total compensation and benefits increased by $25,385 or 10.2% from $249,691 during the 2002 Period to $275,076 during the 2003 Period. This increase is attributable to the raises given to employees. Professional fees decreased by $51,343, or 32.0%, from $160,361 during the 2002 Period to $109,018 during the 2003 Period. This decrease is due to a reduction in legal costs, accounting and two open director positions. Taxes and Licenses decreased by $16,226 or 31.5% from $51,514 during the 2002 Period to $35,288 during the 2003 Period. This decrease is due to a reduction in personal property taxes. Office expenses increased by $7,020 or 24.8% from $28,266 during the 2002 Period to $35,286 during the 2003 Period. This increase is primarily due to additional office supplies needed for proposals. Other costs increased by $9,691 or 20.5% from $47,213 during the 2002 Period to $56,904 during the 2003 Period. This increase is primarily due to bank fees and an adjustment to the allowance for bad debt account.

Marketing costs increased by $61,353 or 118.5%, from $51,793 during the 2002 Period to $113,146 during the 2003 Period. This increase was primarily due to the addition of a Senior Vice President for Strategic Business Development with his focus on building the revenue stream of the Company.

Other Income (Expenses)

Interest income during the 2002 Period compared to the 2003 Period remained relatively flat with a decrease of $2,252. Interest costs incurred by the Company during the 2003 and 2002 Period’s included (1) interest paid to financial institutions for loans made to the Company; 2)

interest paid for the Company’s IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense decreased $21,366 or 14.2% from $150,045 during the 2002 Period to $128,679 during the 2003 Period. This decrease is primarily due to an additional payment made in the previous year.

Critical Accounting Policies

A summary of the Company’s accounting policies follows:

Estimates: The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition: The Company recognizes revenue and related profit upon the completion of laboratory service projects, or upon the delivery and acceptance of biologically relevant materials that have been synthesized in accordance with project terms. Laboratory service projects are generally administered under fee for service contracts or purchase orders. Any revenues from research and development arrangements, including corporate contracts and research grants, are recognized pursuant to the terms of the related agreements as work is performed, or scientific milestones, if any are achieved. Amounts received in advance of the performance of services or acceptance of a milestone, are recorded as deferred revenue.

Accounts receivable: Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Liquidity and Capital Resources

For a discussion of the Company’s current financial condition, please see the section entitled “Going Concern”. The 2003 Period reflected a decrease in cash of $43,129 from operating activities, as compared to an increase of $178,800 from operating activities during the 2002 Period. This decrease during the 2003 Period was primarily due to an increase in the accounts receivable account for funds not yet received by the Company as of the Period.

The 2003 Period reflected an increase from financing activities of $1,184 from financing activities, as compared to a decrease of $136,041 from financing activities during the 2002 Period. In April 2003, Management elected to receive Company’s stock in lieu of deferred compensation. This amounted to an increase in additional paid in capital in the amount of $109,167.

Net working capital as of June 30, 2003 and December 31, 2002 was $270,381 and $86,701 respectively. This increase is a direct result of increased in accounts receivables during the 2003 Period as compared to the 2002 Period.

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

On February 28, 2002, the Company received $139,000 in advance for work to be completed over a twenty-four month period. The remaining revenue to be recognized over the remainder of the contract is $40,542. At present, the work scope for this client will provide $435,000 in additional revenue to the Company. However, management believes that the work scope will be expanded as data is collected and that the magnitude of the contract will be increased.

On April 23, 2002, the Company announced that it engaged the services of Segerdahl & Company, Inc., a registered broker-dealer, for the express purpose of exploring the strategic options of CBI, with a focus on raising additional equity capital, facilitating a re-capitalization, or the completion of any other transaction which furthers the goals of profitability of the company. The intent of any such transaction would be to maximize shareholder value. In addition, any such transaction would be subject to applicable securities rules, including the possibility of shareholder approval. The Company as mediated by Segerdahl & Company Inc has reached no agreements.

On August 30, 2002 the Company completed a private placement of 335,555 shares of common stock at a purchase price of $.90 per share and warrants to purchase an additional 83,889 shares of common stock. The purchase agreement requires the Company to use its best efforts to prepare and file with the Securities and Exchange Commission as soon as practicable a registration statement under the Securities Act with respect to the resale of these securities. The registration statement was completed on October 22, 2002. Net proceeds to the Company from this private placement amounted to $247,544 and are being used to increase the marketing efforts of the Company.

In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million. During the third Quarter of 2002, the fourth year of this contract was awarded amounting to $544,560 to the Company. Revenues recognized on this project amounted to date are $523,713. The Company is in the process of submitting the request for the fifth year of the project with an anticipated start date of September 2003.

In January 2003, the Company received an award in the amount of $483,819, of which $301,611 has been recognized during the 2003 Period. This contract will be completed by the third Quarter 2003 and is estimated that all of the revenue will be recognized. Since inception of the initial contract, two additional awards have been issued to the Company. In April 2003, the Company received an award in the amount of $383,145 of which $14,652 has been recognized through the June 2003 Period. Anticipated completion for this project is December 2003. In May 2003, the Company received an award in the amount $51,915. This contract was completed in June 2003. Total value to date for 2003 from this client is $918,779.

In late January 2003, the Company received a project from an existing client valued at $400,000 of which $287,047 was recognized during the 2003 Period. The remaining amount of $112,953 will be recognized during the third Quarter in 2003.

In April 2003, the Company received additional work to this existing bio-defense contract valued at $327,863. This project began in May 2003 in which all of the revenues being realized during 2003. Since the inception of this project, the Company has recognized $1,150,242 over a two-year period.

In April 2003, Management elected to receive Company’s stock in lieu of deferred compensation. This amounted to an increase in additional paid in capital in the amount of $109,167.

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

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2003, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting.

1.	The Shareholders elected Richard J. Freer and Donald A. McAfee as Class III directors to serve until the Company’s Annual Meeting of Shareholders in 2006 or until their successors are elected and shall have qualified. The votes were as follows:

Director	Votes Cast For	Votes Cast Against	Votes Withheld Broker Non-Votes
Richard J. Freer	2,039,718	11,280	0
Donald A. McAfee	2,036,385	14,613	0

2.	The shareholders of the Company ratified the appointment of McGladery & Pullen, LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. The votes were as follows:

Votes Cast For	Votes Cast Against	Votes Withheld Broker Non-Votes
2,040,598	8,150	0

The following individuals’ terms as directors of the Company continued after the meeting:

Director Name	Class	Term Expires
Thomas R. Reynolds	I	2004
Robert B. Harris	II	2005
Samuel P. Sears	II	2005
L. McCarthy Downs	II	2005

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	Employment Agreement for Richard J. Freer (1)

10.5	Employment Agreement for Thomas R. Reynolds (1)

10.6	Employment Agreement for Robert B. Harris (1)

10.7	Executive Severance Agreement for Richard J. Freer (1)

10.8	Executive Severance Agreement for Thomas R. Reynolds (1)

10.9	Executive Severance Agreement for Robert B. Harris (1)

10.10	1997 Stock Incentive Plan, as amended (1)

10.11	Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)

31.1	Certification of Robert B. Harris, Ph.D. (3)

31.2	Certification of James H. Brennan (3)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (3)

32.2	Section 906 Certification of James H. Brennan (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)	Filed herewith.

(b) Reports on Form 8-K.

On April 23, 2003, the Company announced that has extended the agreement between Segerdahl & Company to provide certain investment banking services until October 31, 2003

On May 7, 2003, the Company announced that has received a Blanket Purchase Agreement (BPA) from the National Institute of Justice (NIJ) for performance of DNA genotyping.

On May 21 2003, the Company announced that James D. Causey has been elected to the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Accounting Officer

August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Indenture of Trust by and between the Virginia Small Business Financing Authority and Crestar Bank relating to the issuance of industrial revenue bonds for the benefit of the Company (2)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	Employment Agreement for Richard J. Freer (1)

10.5	Employment Agreement for Thomas R. Reynolds (1)

10.6	Employment Agreement for Robert B. Harris (1)

10.7	Executive Severance Agreement for Richard J. Freer (1)

10.8	Executive Severance Agreement for Thomas R. Reynolds (1)

10.9	Executive Severance Agreement for Robert B. Harris (1)

10.10	Form of Incentive Stock Option Agreement (1)

10.11	Loan Agreement by and between the Virginia Small Business Financing Authority and the Company (2)

31.1	Certification of Robert B. Harris, Ph.D. (3)

31.2	Certification of James H. Brennan (3)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (3)

32.2	Section 906 Certification of James H. Brennan (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)	Filed herewith.