Form 10QSB
period 2003-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2003-11-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(Address of principal executive offices) (Zip Code)

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 14, 2003, 2,506,383 shares of common stock, without par value per share, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COMMONWEALTH BIOTECHNOLOGIES, INC.

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$366,688	$270,144
Accounts receivable	635,980	492,563
Prepaid expenses and inventory	106,718	75,980

Total current assets	1,109,386	838,687

Property and Equipment, net	5,760,210	6,198,728

Other Assets
Restricted cash	480,549	568,453
Bond issue costs, net	209,147	217,205

Total other assets	689,696	785,658

	$7,559,292	$7,823,073

Liabilities and Stockholders’ Equity
Current Liabilities
Demand note payable	$—	$14,680
Current maturities of long term debt and capital lease	100,000	160,311
Accounts payable and other current liabilities	433,576	492,148
Deferred revenue	37,743	84,847

Total current liabilities	571,319	751,986

Long Term Debt
Bonds payable	3,630,000	3,730,000

Total long term debt	3,630,000	3,730,000

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized	—	—
September 30, 2003 – 2,506,383; December 31, 2002 – 2,433,779 shares issued and outstanding
Additional paid-in capital	12,315,806	12,204,999
Accumulated deficit	(8,957,833)	(8,863,912)

Total stockholders’ equity	3,357,973	3,341,087

	$7,559,292	$7,823,073

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$141,406	$186,815	$455,926	$640,361
Commercial contracts	372,676	401,072	856,279	1,155,109
Government contracts	785,597	548,879	,107,917	1,389,162
Food safety / microbiology	—	—	—	8,650
Genetic identity	41,931	25,301	97,723	92,452
Clinical services	35,250	50,276	45,673	149,792
Product sales	550	870	1,560	2,090
Other revenue	1,690	1,050	2,520	6,968

Total revenue	1,379,100	1,214,263	3,767,598	3,444,584

Costs of services
Direct Labor	269,149	276,011	844,582	840,090
Direct Materials	226,364	202,253	633,242	575,988
Other Direct Costs	—	(74)	—	24,464
Overhead	395,187	350,079	1,129,280	1,029,457

Total costs of services	890,700	828,669	2,607,104	2,469,999
Selling, General & Administrative	360,477	327,148	1,084,118	1,012,349

Operating income/(loss)	127,923	58,446	76,376	(37,764)

Other income (expenses)
Other Expense	(2,686)	(2,686)	(8,058)	(8,058)
Interest expense	(61,087)	(77,860)	(184,394)	(222,534)
Interest income	20,095	31,705	22,156	36,019

Total other income (expense)	(43,678)	(48,842)	(170,296)	(194,572)

Net Income/(loss)	$84,245	$9,604	$(93,920)	$(232,336)

Basic and diluted loss per common share	$0.03	$(0.00)	$(0.04)	$(0.11)

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(93,920)	$(232,336)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	459,792	473,657
Non-cash issuance of stock in lieu of board fees	—	64,500
Changes in:
Accounts receivable	(143,417)	(49,428)
Prepaid expenses and inventory	(30,737)	(54,791)
Accounts payable and other current liabilities	39,466	(94,424)
Deferred revenue	(45,142)	72,397

Net cash provided by operating activities	186,042	179,575

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(13,218)	(27,811)

Net cash provided by (used in) investing activities	(13,218)	(27,811)

Cash Flows from Financing Activities
Issuance of common stock	110,807	264,450
Principal payments on demand note payable and long term debt	(274,991)	(243,723)
Restricted cash	87,904	35,508

Net cash provided by (used in) by financing activities	(76,280)	(249,068)

Net increase in cash and cash equivalents	96,544	54,235

Cash and cash equivalents, beginning of period	$270,144	$116,151

Cash and cash equivalents, end of period	$366,688	$322,150

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$192,453	$222,534

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain expenses on the statements of income for the three and nine months ended September 30, 2002 have been reclassified with no effect on net income or loss per common share, to be consistent with the classifications adopted for the three and nine months ended September 30, 2003.

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

The following tables summarizes options outstanding:

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Shares	Weighted avg Exercise price	Shares	Weighted avg exercise price
Options and warrants outstanding Beginning of period	1,266,817	$5.09	1,266,817	$5.09

Vested	28,655	1.96	66,076	3.90

Lapsed	(23,575)	6.50	(76,125)	6.50

Exercised	(1,900)	0.86	(1,900)	0.86

Options and warrants outstanding at end of period	1,269,997	4.96	1,255,128	4.96

Options and warrants exercisable at end of period	1,640	0.86	975,876	4.94

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net loss:	$84,245	$(93,920)
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(20,579)	(61,737)

Proforma	$63,666	$(155,657)

Loss per common share:	$(0.03)	$(0.04)
As reported
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	(0.03)	(0.02)

Proforma	$(0.06)	$(0.06)

NOTE 2. EARNINGS (LOSS) PER SHARE

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At September 30, 2003 and 2002, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

NOTE 3. GOING CONCERN AND MANAGEMENT PLAN (SEE LIQUIDITY SECTION)

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $93,920 during the nine-month period ended September 30, 2003 and has a history of losses that have resulted in an accumulated deficit of $8,957,833 at September 30, 2003. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

Management has taken a number of steps to improve cash flow and liquidity. Beginning in the summer of 2001, the Company reduced personnel levels, curtailed research and development expenses, reduced marketing expenditures, and deferred directors’ fees and a portion of officers’ compensation. The Company has also reduced or delayed expenditures on items that are not critical to operations.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financing or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders.

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

Going Concern (See Liquidity Section)

Since 1997 and through 2002, the Company incurred recurring operating losses due to increased operating costs without corresponding increases in revenues. Through 2001, these deficits were substantially funded through use of funds obtained from a private placement and its initial public offering (“IPO”). The Company has also used proceeds from its offerings for capital acquisitions, which were primarily funded through its issuance of industrial revenue development bonds (“IRBs”). At December 31, 2001, the Company had used virtually all of the funds received in connection with its offerings.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses of $93,920 during the nine months ended September 2003 as compared to $232,336 during 2002 and has a history of losses that have resulted in an accumulated deficit of $8,957,833 as of September 30, 2003. In addition, the Company has had negative cash flows in three of the past five years. The years in which the Company reached positive cash flows were years in which equity offerings were completed.

During the third quarter of 2003 (the “2003 Quarter”), the Company recorded a profit of $84,245 compared to $9,604 during the third quarter of 2002 (the “2002 Quarter”). This positive trend reflects management’s decision to continue controlling expenses and search for major long-term government and commercial projects. This trend also recorded positive cash flows from operating activities as of September 30, 2003 of $186,042.

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

The Company’s prior independent auditors have included a paragraph emphasizing “going concern” in their report on our 2002 financial statements. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002.

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

Gross revenues increased by $164,837 or 13.6% from $1,214,263 during the 2002 Quarter to $1,379,100 during the 2003 Quarter.

Revenues realized from lab services decreased by $45,409 or 24.3% from $186,815 during the 2002 Quarter to $141,406 during the 2003 Quarter. This decrease is primarily due to an the effort of the Company to move away from short term work and begin to focus on long-term commercial and government contracts.

Revenues realized from commercial contracts decreased by $28,396 or 7.1%, from $401,072 during the 2002 Quarter to $372,676 during the 2003 Quarter. This decrease is primarily due to (1) work being completed with three major clients and (2) increased focus in government contracts awarded to the Company.

Revenues realized from various government contracts increased by $236,718 or 43.1%, from $548,879 during the 2002 Quarter to $785,597 during the 2003 Quarter. This increase was primarily due to the Company working on thirteen projects with greater revenue impact as compared to ten projects during the previous year.

Revenues realized from genetic testing increased by $16,630 or 65.7%, from $25,301 during the 2002 Quarter to $41,931 during the 2003 Quarter. This increase is a direct result of the continuation of two major contracts to perform genetic identity analysis.

Clinical testing decreased by $15,026 or 29.9%, from $50,276 during the 2002 Quarter to $35,250 during the 2003 Quarter. This decrease is a direct result of the completion of clinical work that ended during the quarter.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $62,031 or 7.5%, from $828,669 during the 2002 Quarter to $890,700 during the 2003 Quarter. The cost of services as a percentage of revenue was 68.2% and 64.6% during the 2002 and 2003 quarters, respectively.

The costs for direct materials increased by $24,111, or 11.9%, from $202,253 during the 2002 Quarter to $226,364 during the 2003 Quarter. This increase is directly attributable to an increase in labor charged against various projects.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $45,108, or 12.8%, from $350,079 during the 2002 Quarter to $395,187 during the 2003 Quarter. This increase was due to salaries charged to overhead during Hurricane Isabelle in which the Company was without power for nine days.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $33,329, or 10.2%, from $327,148 during the 2002 Quarter to $360,477 during the 2003 Quarter. As a percentage of revenue, these costs were 26.9% and 26.1% during the 2002 Quarter and the 2003 Quarter, respectively.

Total compensation and benefits increased by $11,063 or 8.3% from $133,436 during the 2002 Quarter to $144,499 during the 2003 Quarter. This increase is attributable to salary increases that were given to the administrative staff at the beginning of the year. Professional fees increased by $7,188 or 11.4% from $63,151 during the 2002 Quarter to $70,339 during the 2003 Quarter. This increase is due to additional costs in legal primarily for SEC related filings. Taxes and licenses decreased by $7,471 or 30.8% from $24,229 during the 2002 Quarter to $16,758 during the 2003 Quarter. This decrease is due to a reduction in property taxes.

Marketing costs increased by $41,161 or 250.7%, from $16,417 during the 2002 Quarter to $57,578 during the 2003 Quarter. This increase was primarily due to the addition of a Senior Vice President for Strategic Business Development with his focus on building the revenue stream of the Company.

Other Income (Expenses)

Other income decreased by $11,610 or 36.62% from $31,705 during the 2002 Quarter to $20,095 during the 2003 Quarter. This decrease is primarily due to a one-time adjustment of deferred revenue in 2002. Interest costs incurred by the Company during the 2003 and 2002 Quarters included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense decreased $16,773 or 21.5% from $77,860 during the 2002 Quarter to $61,087 during the 2003 Quarter. This decrease is primarily due to an additional payment made in the previous year.

Results of Operations

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002.

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

Gross revenues increased by $323,014 or 9.4% from $3,444,584 during the nine month period ending September 30, 2002 (the “2002 Period”) to $3,767,598 during the nine month period ending September 30, 2003 (the “2003 Period”).

Revenues realized from lab services decreased by $184,435 or 28.8% from $640,361 during the 2002 Period to $455,926 during the 2003 Period. This decrease is primarily due to an the effort of the Company to move away from short term work and begin to focus on long-term commercial and government contracts.

Revenues realized from various commercial contracts decreased by $298,830 or 25.9%, from $1,155,109 during the 2002 Period to $856,279 during the 2003 Period. This decrease is primarily due to work being completed with three major clients.

Government contracts increased by $718,755 or 51.7%, from $1,389,162 during the 2002 Period to $2,107,917 during the 2003 Period. This increase was primarily due to additional work being assigned from existing clients as well as the addition of two major customers.

Genetic testing increased by $105,271 or 113.9%, from $92,452 during the 2002 Period to $197,723 during the 2003 Period. This increase is a direct result of the continuation of two major contracts to perform genetic identity analysis.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $137,105 or 5.6%, from $2,469,999 during the 2002 Period to $2,607,104 during the 2003 Period. The cost of services as a percentage of revenue was 71.7% and 69.2% during the 2002 and 2003 Periods, respectively.

The costs for direct materials increased by $57,254, or 9.9%, from $575,988 during the 2002 Period to $633,242 during the 2003 Period. This increase is directly attributable to more material intensive projects.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $99,823 or 9.7%, from $1,029,457 during the 2002 Period to $1,129,280 during the 2003 Period. This increase is primarily due to overhead personnel costs of approximately $73,011 over the prior year.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $71,769, or 7.1%, from $1,012,349 during the 2002 Period to $1,084,118 during 2003 Period. As a percentage of revenue, these costs were 29.4% and 28.7% during the 2002 Quarter and the 2003 Quarter, respectively.

Total compensation and benefits increased by $34,449 or 8.9% from $385,127 during the 2002 Period to $419,576 during the 2003 Period. This increase is attributable to the raises given to employees. Professional fees decreased by $42,155, or 19.0%, from $221,512 during the 2002 Period to $179,357 during the 2003 Period. This decrease is due to a reduction in legal costs, accounting and two open director positions. Taxes and licenses decreased by $23,698 or 31.3% from $75,743 during the 2002 Period to $52,046 during the 2003 Period. This decrease is due to a reduction in personal property taxes.

Marketing costs increased by $100,748 or 150.3%, from $68,209 during the 2002 Period to $170,714 during the 2003 Period. This increase was primarily due to the addition of a Senior Vice President for Strategic Business Development with his focus on building the revenue stream of the Company.

Other Income (Expenses)

Interest income during the 2002 Period compared to the 2003 Period remained relatively flat with a decrease of $13,863. Interest costs incurred by the Company during the 2003 and 2002 Periods included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense decreased $38,139 or 16.5% from $230,592 during the 2002 Period to $184,395 during the 2003 Period. This decrease is primarily due to an additional payment made in the previous year.

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

Liquidity and Capital Resources

For a discussion of the Company’s current financial condition, please see the section entitled “Going Concern.” The 2003 Period reflected an increase in cash of $186,042 from operating activities, as compared to an increase of $179,575 during the 2002 Period. This increase during the 2003 Period was primarily due to an increase in the accounts receivable account for funds not yet received by the Company as of the Period.

The 2003 Period reflected a decrease from financing activities of $76,280, as compared to a decrease of $249,068 during the 2002 Period. In April 2003, management elected to receive Company’s stock in lieu of deferred compensation. This amounted to an increase in additional paid in capital in the amount of $109,167. Additional stock options were exercised in the third Quarter, and the Company received additional paid in capital of $1,640.

Net working capital as of September 30, 2003 and December 31, 2002 was $538,067 and $86,701, respectively. This increase is a direct result of increase in cash and accounts receivables as well as a reduction in outstanding payables.

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

In the fourth quarter of 1999, the Company was awarded a five-year subcontract with the Illinois Institute of Technology Research Institute. The contract is valued at approximately $8.5 million. During the 2003 Quarter, the fifth year of this contract was awarded amounting to $622,047 to the Company.

In January 2003, the Company received an award in the amount of $483,819, of which $445,475 has been recognized during the 2003 Period. This contract will be completed by the fourth quarter 2003. Since inception of the initial contract, two additional awards have been issued to the Company.

In April 2003, the Company received an award in the amount of $383,145 of which $250,401 has been recognized through the 2003 Period. Anticipated completion for this project is December 2003. In May 2003, the Company received an award in the amount $51,804. This contract was completed in June 2003. Total value to date for 2003 from this client is $918,779.

In late January 2003, the Company received a project from an existing client valued at $400,000 of which the entire amount was during the 2003 Period. Additional funds amounting to $100,000 were added to the project during the third Quarter. Revenue recognized through September 30, 2003 is $81,648.

In April 2003, the Company received additional work to this existing bio-defense contract valued at $327,863. This project began in May 2003 in which all of the revenues being realized during 2003. Since the inception of this project, the Company has recognized $1,346,624 over a two-year period. The remaining $132,250 will be recognized over the next five months.

In April 2003, management elected to receive Company’s stock in lieu of deferred compensation. This amounted to an increase in additional paid in capital in the amount of $109,167.

In September 2003, the Company received approval to begin working on a project from an existing client in the amount of $452,148. Work on project will be done over a five-month period.

Also in September the Company was awarded a project from the National Institute of Justice to assist states in reducing their backlog of unanalyzed convicted offender DNA samples. Projected revenue over the next twelve months is estimated at $452,250.

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

(b) Reports on Form 8-K.

On July 18, 2003, the Company filed a Current Report on Form 8-K announcing that L. McCarthy Downs III submitted his resignation as a director of the Company.

On August 3, 2003, the Company filed a Current Report on Form 8-K relating to the appointment of BDO Seidman, LLP as the Company’s independent public accountants.

On August 27, 2003, the Company filed a Current Report on Form 8-K announcing that Peter C. Einselen has been elected to the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Accounting Officer

November 14, 2003

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