Form 10KSB
period 2003-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2004-03-30
CIK 1042418

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

The issuer’s revenues for the year ended December 31, 2003 were $ 5,104,056.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on March 15, 2004 was approximately $6.53 based on the closing sales price of the shares of $ 4,685,027 per share, as reported on the NASDAQ Market on March 15, 2004.

As of March 15, 2004, there were 2,668,951 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 14, 2004 are incorporated by reference into Part III of this Form 10-KSB.

Portions of the registrant’s 2003 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one:)    Yes   ☐    No  ☒.

PART I

Item 1. Description of Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) was founded in 1992 to provide sophisticated research and development support services on a contract basis to the biotechnology industry. The Company’s customers consist of private companies, academic institutions and government agencies, all of which use biological processes to develop products for research, health care, agricultural, and other purposes. The Company’s revenues are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world.

The Company provides these services to customers on a contract basis and derives its revenues from these services, and not only from sales of commercial products resulting from the research. This arrangement distinguishes the Company from many other biotechnology companies in that the Company’s revenues are not derived from successful commercialization of a new biotechnology product. The Company has developed a strong reputation as a leading provider of biotechnology research and development analytical services and in particular, has positioned itself as a leading provider of fundamental programs as they relate to bio-defense. The Company is focusing its expansion efforts on increasing its long-term relationships with customers in the private sector biotechnology companies, in major pharmaceutical companies, and in comprehensive government programs. The Company continues to keep pace with new technologies and is able to offer these new services to its customers. In particular, the Company is focused on providing its technology offerings under strict Good Laboratory Practices (GLP) guidelines, which makes the Company very attractive to those entities, which require assurance that the work done is of the highest quality possible.

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

Growth Strategy

The Company’s strategy for growth focuses on expanding its long term contracts in three principal areas; bio-defense, comprehensive platform technology programs, and in laboratory support for on-going clinical trials. The Company is not currently pursuing scientific improvements to its intellectual property portfolio, but has been awarded US and foreign patents and trademark protection for several of its intellectual properties, including Accutrac™, Accutrac-P™, HepArrest™, cationic-helix endotoxin binding peptides, and a novel viral reverse-transcriptase assay. Other patents are still pending, including protection for CBI’s unique herpes virus assay platform.

CBI continues to grow its bio-defense contract business. CBI is now in its fifth year of a subcontract program from the IIT Research Institute on behalf of a government sponsor. This program is for protocol development work in the general area of bio-defense. CBI is the prime contractor for a second government sponsor under which CBI has developed novel molecules associated with nefarious bio agents. CBI is also the prime contractor with yet another government agency for developing and novel methods of DNA sequence analysis to facilitate bio-agent strain identity. CBI is also the named subcontractor to a private sector client under which samplings are received daily at CBI from mail sorting facilities. CBI is tasked with analysis of these samples for the presence of potentially lethal bio-agents. In the past year, CBI has successfully executed several high dollar contracts in the general area of vaccine development for particular select agents and additional contracts in this area are pending. In addition, CBI is the prime or subcontractor on numerous pending bio-defense related contracts.

CBI has thus found a niche in bio-defense because it is able to offer efficient, state-of-the-art analyses to our customers in a time and cost competitive fashion, in a secure, classified facility. These contracts demonstrate the high regard with which the various governmental agencies view CBI and are acknowledgements of its expertise in the complex area of detection and identification of agents that may be used in bio-warfare.

CBI continues to expand its molecular diagnostics platforms, in particular in support of different human clinical trails. In the ideal scenario, a client comes to CBI with the need to first design and then implement a unique molecular assay for his clinical product. CBI then designs, implements, tests and validates the new assay for its client. Once validated, patient samples acquired in the course of a clinical trial are sent to CBI for analysis. CBI is in the midst of three such programs where CBI initially designed, implemented, and then validated the assay protocol. Patient samples are now routinely analyzed by these assays at CBI.

In addition, CBI continues to assay patient samples received from around the country for the presence of DNA attributable to the various human Herpes viruses. CBI’s platform offers rapid analysis combined with single copy sensitivities. Similarly, CBI is now actively engaged in performance of various assays, which are part and parcel of the QC process for validating new experimental vaccines. CBI is uniquely qualified to do this work in light of its rigorous adherence to compliance requirements and its robust array of fundamental technology offerings.

CBI is making a concerted effort to enhance its comprehensive contract backlog, particularly in the private sector. CBI’s marketing efforts in this regard include on-site visits and direct calls and mailings. CBI’s revitalized marketing activities in 2003 were made possible by a private placement completed in late 2002.

Other areas for the Company’s growth include:

•	Overexpression and characterization. The Company believes that there is a pressing need for GLP rated facilities to perform validated assay work on new recombinant products for large and small biotech companies. CBI is currently performing such work under long-term contracts to different industry clients.

•	Reference Lab Work. CBI continues to grow its reference lab DNA work, which encompasses human paternity testing and CODIS data base analysis. CBI is one of 9 qualified vendors eligible to compete for block funds issued to the states by the National Institute of Justice. CBI successfully competed for a state contract for Combined DNA Index System (CODIS) data base work and expects to compete for the next round of funds to be released in the area of forensic sample analysis.

•	Microbiology. Working individually or teamed with industry partners, CBI offers traditional and cutting edge microbiological analyses. Current clients include those looking to confirm the presence of suspected pathogens in suspicious powders. CBI also is consulting with major food providers to put in place rapid and meaningful assays and surveys for food borne pathogens.

•	Genomics/Proteomics. As the DNA make-up of individual organisms (including humans) is unveiled, CBI is able to help identify and characterize the proteins that make up the “proteome” encoded by the DNA. The Company believes that it’s genomics and proteomics capabilities are well recognized and has received to contracts Illinois Institute of Technology Research Institute (IITRI) in pursuit of these studies. The National Cancer Institute funds both contracts. CBI specializes at developing novel mass spectral methods for characterization of organismal proteomes.

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

The American Association of Blood Banks (AABB) accredits the Company, and the Company has participated in a validation study through the College of American Pathologists (CAP). Accreditation by the AABB enables the Company to perform paternity testing on private and public cases.

The Company is also accredited by the Centers for Disease Control to receive and handle select agents. The Company operates and maintains an accredited Biosafety level 3 facility.

The Company operates under strict GLP (Good Laboratory Practices) guidelines and has been successfully audited by a number of private companies and governmental agencies.

These various accreditations enhance the Company’s position in the marketplace and bolster its “Concept-to-Clinic” offerings. In addition to managing clinical trial work, the Company has the capacity to perform the associated lab services and the results of these lab analyses will be acceptable to the regulatory authorities.

Strategies for improving CBI’s contract business

CBI re-organized its management structure in 2002 and re-assigned some duties and responsibilities of senior management to various senior scientific staff members. This move has enabled Dr. Harris, Dr. Freer and Mr. Reynolds to become more actively involved in the early interaction with potential clients and development of new business, especially as it pertains to classified research efforts. Dr. Harris assumed the responsibilities of Chief Executive Officer (CEO) in addition to his duties as President. This is in keeping with his strengths in interacting very positively with potential clients and facilitated CBI’s expanded bio-defense contract position. Dr. Freer assumed the responsibilities of Chief Operating Officer (COO) in addition to his duties as Chair of the Board of Directors. This move consolidated his current oversight of marketing, sales, compliance, safety, and drug development services under one organizational entity and has greatly bolstered CBI’s compliance expertise. The DNA laboratories were re-organized at the end of 2001 that allowed Mr. Reynolds more time to fully participate in strategic marketing and business development activities.

In October 2002, CBI hired Mr. Charles R. Waldridge as Senior Vice President for Strategic Business Development. Mr. Waldridge has been steadily working towards bringing new comprehensive research contracts to CBI principally from the private pharmaceutical sector.

The focus of CBI’s revitalized marketing efforts are to develop new, long-term contracts and business relationships with pharmaceutical, biotech, research companies, and government labs.

Analytical Support Services

The Company is a fee-for-service contractor offering integrated programs that span the gamut of state-of-the-art life sciences investigations. Typically, the Company takes no ownership position in the intellectual property rights resulting from services it performs under contract for its customers. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides and in creating unique assay and detection methods.

CBI’s competitive edge resides in its ability to provide a wide range of services in fully integrate research programs. There are few major competitors which offer integrated DNA/RNA and protein/peptide technologies and none that offer these technologies combined with sophisticated biophysical analytical techniques, such as calorimetry, spectroscopy, and mass spectral analysis. Thus, the Company can provide complete research programs to its customers. “One stop biotechnology shopping” has proved attractive in securing long-term contracts with customers ranging from major pharmaceutical industry researchers to major government sponsors of research, including agencies of the Department of Defense.

The services offered by the Company are fully detailed in its promotional brochures, and on its World Wide Web page. The Company offers “fax-on-demand” for customers who seek technology descriptions and pricing information.

Customers

CBI has successfully re-defined its client base to focus on long-term project goals, rather than on individual orders for selected technologies. “Concept-to-Clinic” defines the approach taken with all clients – design, development, implementation and testing. CBI’s clients are from private companies, academic institutions and government agencies across the globe. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through the regulatory process, CBI stands ready as partner of choice to provide the required services that ensure success.

Over the years, CBI has re-priced its platform technologies to maintain its margins while maintaining its competitive edge. In several instances, CBI ceased to offer a technology service when it became clear that the price needed to pay its overhead and maintain its margin made CBI non-competitive in the market place. CBI management continuously reviews its pricing policies.

Operations

Requests for quotes from potential customers are received via phone, e-mail, from the Company’s World Wide Web page, or by hard copy directed to the Company’s business coordinator or laboratory manager. All inquiries are answered by direct mail of the Company brochure and price lists, with follow up phone calls, where appropriate. Price quotes for small projects or scientists who possess the expertise necessary to respond appropriately generate routine analytical procedures. The Company personnel having the requisite expertise develop quotes for more complex projects collaboratively. Most quotations are sent back to the inquiring scientist within one working day.

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

As a commercial contract is completed, progress reports are usually sent to the customer detailing the results found to date, and the conclusions to be drawn. If the project is relatively straightforward, such as an amino acid analysis, spectroscopy, or DNA sequence analysis, the results are faxed or e-mailed to the customer prior to sending the customer the hard copy of the results. If the project involves a synthesis of a peptide or oligonucleotide, for example, the product is sent to the customer by express mail service. A data sheet accompanies every product, which details the physicochemical properties of the compound, including the results of all analytical tests performed, which supports the claimed purity and composition. The customer is invoiced upon completion of the work, or at particular points in the work program. The customer pays for the analytical services provided in accordance with the Company’s standard fee structure and typically retains all rights to any intellectual property resulting from the analysis.

All data generated at the Company are archived for the customer. Where appropriate, the data are archived on selected storage media, such as back up tapes or computer disks. A file is maintained for every customer, and these files are also archived. The Company employs appropriate security measures to ensure the confidentiality of customer information.

The Company operates under strict Standard Operating Protocols (SOPs) that detail the particular technologies used to complete the work in progress. The Company’s technical team follows standard operating procedures, which help to produce consistent, high quality results.

Proprietary Research and Development

CBI has developed its own intellectual properties that could potentially add a significant revenue stream to the company when they are fully commercialized. However, CBI is focused entirely on its core competencies and as such, has more or less abandoned development of intellectual properties. CBI’s focus with regard to its patent portfolio is to find third party licensees who can fully exploit a product’s potential.

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

Marketing

The Company has expanded its customer base primarily through word-of-mouth referrals, attendance at a limited number of trade shows, seminars, and on-site meetings with decision makers. Because of its ability to offer a wide range of biotechnology research services, the Company enjoys a favorable reputation among its customers, and many new customers come to the Company by word-of-mouth recommendation. The Company has constructed its own World Wide Web Home Page (www.cbi-biotech.com) and is listed with several bio-technical and biomedical oriented sites on the World Wide Web.

Human Resources

The Company currently has 34 full time employees including 5 employees in administration, marketing, sales, and customer relations, 1-computer network specialists, and 27 employees in laboratory operations. 10 of the Company’s employees hold doctorate degrees, and 6 have master’s degrees. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

Competition

The Company faces several types of competition. The Company believes there are fewer than 25 companies who can be considered competitor for individual technologies and fewer than 5 companies who can be considered competitors for multiple technologies. Virtually no other companies, offers the breadth of CBI’s services, especially with regard to its expertise in bio-defense related work.

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

The Company anticipates that its pursuit of its growth strategy will subject the Company to a heightened level of government regulation of its operations. For example, in pursuing opportunities to provide analytical services to customers seeking the approval of the United States Food and Drug Administration (FDA) of products, the Company’s operations will become subject to compliance with standards established by the FDA, including inspections by the FDA and other federal, state and local agencies regarding work performed by the Company on specific FDA submission projects. If significant violations are discovered during an inspection, the Company may be restricted from undertaking additional work on projects until the violations are remedied. The Company has a license from the Nuclear Regulatory Commission (NRC) for conduct of work involving radionuclides and operates a BSL3 facility under accreditation from the Centers for Disease Control.

Item 2. Description of Property.

Facilities

Construction of the Company’s present facility was completed in November 1998 at an overall cost of approximately $ 5.1 million financed primarily through the Virginia Small Business Financing Authority (VSBFA) that issued $ 4,000,000 in tax-exempt industrial revenue bonds (IRBs) for the benefit of the Company. As of December 31, 2003, the aggregate principal amount of the outstanding IRBs was approximately $ 3,730,000. In connection with the IRB financing, liens were placed on the facility and substantially all of the Company’s assets, including its accounts receivables. The Company possesses a limited right to prepay the IRB obligations pursuant to the terms of the Loan Agreement attached as Exhibit 10.14 to this Annual Report on Form 10-KSB. The debt associated with the IRBs amortizes as follows:

Principal Amount Due ($)	Date Due	Applicable Interest Rate (%)
85,000	March 15, 2001	5.2
90,000	March 15, 2002	5.3
95,000	March 15, 2003	5.4
100,000	March 15, 2004	5.5
105,000	March 15, 2005	5.6
110,000	March 15, 2006	5.7
115,000	March 15, 2007	5.8
125,000	March 15, 2008	5.9
130,000	March 15, 2009	6.0
140,000	March, 15, 2010	6.1
145,000	March 15, 2011	6.2
155,000	March 15, 2012	6.3
2,275,000	March 15, 2022	7.0
330,000	March 15, 2023	8.0

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

Item 3. Legal Proceedings.

The Company incurred no legal matters in 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders in the fourth fiscal quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The information set forth on page 5 the Company’s 2003 Annual Report to Shareholders under the caption “Market for Common Equity” is incorporated herein by reference.

The following table provides information about our equity compensation plans as of December 31, 2003:

	a	b	c
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	728,683	$5.03	168,126
Equity compensation plans not approved by security holders	0	0	0
Total	728,683	$5.03	168,126

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The information set forth on pages 6 through 17 of the Company’s 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 7. Financial Statements.

The Company’s financial statements and the related notes thereto, together with the report of BDO Seidman LLP for 2003 and McGladrey & Pullen, LLP for 2002, set forth on pages 18 through 38 of the Company’s 2003 Annual Report to Shareholders are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

McGladrey and Pullen (“McGladrey”) served as the Company’s independent public accountants for the fiscal years ended December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002. For various business reasons, McGladrey opted to resign as the Company’s auditors on June 15, 2003. McGladrey’s reports on the Company’s financial statements for each of the last five fiscal years did not contain an adverse opinion or disclaimer of opinion. Similarly, McGladrey did not modify either such report as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and McGladrey regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company is not presently involved in any disagreements with its independent auditors on accounting financial disclosures.

Item 8A. Controls and Procedures.

The Company’s Chief Executive Officer and Controller (principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2003, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The information relating to the directors of the Company set forth in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Shareholders to be held on May 14, 2004 (the “Proxy Statement”) under the caption “Proposal 1: Election of Directors” is incorporated herein by reference.

Executive Officers

The information relating to the executive officers of the Company set forth in the Proxy Statement under the caption “Executive Compensation – Executive Officers of the Company” is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Conduct

The information relating to the Company’s Code of Conduct is set forth in the Proxy Statement under the caption “Code of Conduct” is incorporated herein by reference.

Item 10. Executive Compensation.

The information set forth in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information set forth in the Proxy Statement under the caption “Voting Securities and Principal Holders Thereof” is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information set forth in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Underwriter’s Warrant, as amended (1)

4.3	Form of Management Warrant, as amended (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	Employment Agreement for Thomas R. Reynolds (1)

10.8	Employment Agreement for Robert B. Harris (1)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	Executive Severance Agreement for Thomas R. Reynolds (1)

10.11	Executive Severance Agreement for Robert B. Harris (1)

10.12	1997 Stock Incentive Plan, as amended (1)

10.13	2000 Stock Incentive Plan (3)

10.14	2002 Stock Incentive Plan (4)

10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)

10.16	Employment Agreement for James H. Brennan (5)

10.17	Executive Severance Agreement for James H. Brennan (5)

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 incorporated in Form 10-KSB (6)

23.1	Letter of Consent from McGladrey & Pullen LLP (6)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, dated March 31, 2003.
(6)	Filed herewith.

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

2.	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

3.	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

4.	Employment Agreement between the Company and Richard J. Freer (1)

5.	Employment Agreement between the Company and Thomas R. Reynolds (1)

6.	Employment Agreement between the Company and Robert B. Harris (1)

7.	Employment Agreement between the Company and James H. Brennan (2)

8.	Executive Severance Agreement between the Company and Richard J. Freer (1)

9.	Executive Severance Agreement between the Company and Thomas R. Reynolds (1)

10.	Executive Severance Agreement between the Company and Robert B. Harris (1)

11.	Executive Severance Agreement between the Company and James H. Brennan (2)

12.	1997 Stock Incentive Plan (1)

13.	2000 Stock Incentive Plan (3)

14.	2002 Stock Incentive Plan (4)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB, dated March 31, 2003.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration No. 333-51074, and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration No. 333-102368, and incorporated by reference herein.

(b)	Reports on Form 8-K

On October 14, 2003, the Company filed on Form 8-K relating to the Company’s financial performance.

Item 14. Principal Accountant Fees and Services.

The information set forth in the Proxy Statement under the caption “Appointment of Independent Auditors” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Date: March 30, 2004	By:	/s/ Robert B. Harris, Ph.D.
Robert B. Harris, Ph.D
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date
/s/ Richard J. Freer, Ph.D. Richard J. Freer, Ph.D.	Chairman, COO and Director (Principal Executive Officer)	March 30, 2004

/s/ Robert B. Harris, Ph.D. Robert B. Harris, Ph.D.	President, CEO and Director	March 30, 2004

/s/ Thomas R. Reynolds Thomas R. Reynolds,	Executive Vice President, Secretary and Director	March 30, 2004

/s/ James H. Brennan James H. Brennan	Controller (Principal Financial and Accounting Officer)	March 30, 2004

/s/ James. P. Causey James P. Causey	Director	March 30, 2004

/s/ Samuel P. Sears, Jr. Samuel P. Sears, Jr.	Director	March 30, 2004

/s/ Dr. Donald McAfee Dr. Donald McAfee	Director	March 30, 2004

/s/ Peter C. Einselen Peter C. Einselen	Director	March 30, 2004