Form 10QSB
period 2004-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2004-05-17
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 13, 2004, 2,800,556 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COMMONWEALTH BIOTECHNOLOGIES, INC.

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current Assets
Cash and cash equivalents	$1,259,054	$294,922
Accounts receivable	604,935	799,981
Prepaid expenses and inventory	97,498	60,936

Total current assets	1,961,487	1,155,839

Property and Equipment, net	5,736,982	5,649,657
Other Assets
Restricted cash	429,387	569,255
Bond issue costs, net	203,775	206,442

Total other assets	633,162	775,717

	$8,331,631	$7,581,213

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt and capital lease	105,000	100,000
Accounts payable and other current liabilities	582,381	465,624
Deferred revenue	110,966	14,296

Total current liabilities	798,347	579,920

Long Term Debt
Bonds payable	3,525,000	3,630,000

Total long term debt	3,525,000	3,630,000

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized March 31, 2004–2,774,722, December 31, 2003 – 2,534,928 shares issued and outstanding	—	—
Additional paid-in capital	12,879,189	12,315,806
Accumulated deficit	(8,870,905)	(8,944,513)

Total stockholders’ equity	4,008,284	3,371,293

	$8,331,631	$7,581,213

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Revenue
Lab services	$62,329	$141,639
Commercial contracts	255,522	220,551
Government contracts	1,032,109	681,708
Genetic identity	15,197	72,867
Clinical services	47,522	37,606
Other revenue	770	830

Total revenue	1,413,449	1,155,201

Cost of Services
Direct labor	297,751	286,929
Direct materials	231,689	215,256
Overhead	377,040	379,053

Total cost of services	906,480	881,238

Selling, General & Administrative	384,975	340,753

Operating income (loss)	121,994	(66,790)

Interest income (expense)
Interest expense	(49,135)	(67,421)
Interest income	748	1,242

Total other income (expense)	(43,809)	(66,179)

Net income (loss)	$73,608	$(132,969)

Basic and diluted income (loss) per common share	$0.03	$(0.05)

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$73,608	$(132,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	152,328	158,702
Changes in assets and liabilities:
Accounts receivable	195,046	(266,304)
Prepaid expenses and inventory	(36,562)	(30,973)
Accounts payable and accrued expenses	116,757	116,134
Deferred revenue	96,670	(17,471)

Net cash provided by (used in) operating activities	597,847	(172,881)

Cash flows from investing activities
Purchases of property, plant and equipment	(236,968)	(5,579)

Net cash provided by (used in) investing activities	(236,968)	(5,579)

Cash flows from financing activities
Issuance of Common Stock	563,383	—
Principal payments on long term debt, note payable and capital lease obligation	(100,000)	(133,618)
Restricted cash	139,870	134,705

Net cash provided by (used in) financing activities	603,252	1,087

Net increase (decrease) in cash and cash equivalents	964,132	(177,373)
Cash and cash equivalents, beginning of period	294,922	270,144

Cash and cash equivalents, end of period	$1,259,054	$92,771

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$126,220	$128,954

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2003, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain expenses on the statements of operations for the three months ended March 31, 2003 have been reclassified with no effect on net income or loss per common share, to be consistent with the classifications adopted for the three months ended March 31, 2004.

NOTE 2. STOCK OPTIONS

The Company accounts for its employee stock plan and management warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock based compensation cost has been recognized as all options and warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) and income and (loss) per share had compensation cost for all the stock-based compensation been determined based on the grant date fair values on awards consistent with the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation:

The following tables summarizes options outstanding:

	Three Months Ended March 31, 2004
	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	1,186,572	$5.03
Granted	28,903	4.30
Expired	(27,272)	.97
Exercised	(239,794)	2.63

Options and warrants outstanding at end of period	947,564	4.44

Options and warrants exercisable at end of period	669,034	6.83

Three Months Ended March 31, 2004
Net income:	$73,608
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(79,983)
Proforma	$(6,375)
Income/(loss) per common share:	$0.03
As reported
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$(0.03)
Proforma income (loss) per common share	$0.00

NOTE 3. EARNINGS (LOSS) PER SHARE

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

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended
	March 31,2004	March 31, 2003
Basic Shares	2,602,043	2.407,523
Dilutive effect of stock options	107,121	—

Dilutive Shares	2,709,164	2,407,523

NOTE 4. ENGAGEMENT OF JESSUP & LAMONT SECURITIES CORPORATION

Jessup & Lamont, (Jessup), a securities corporation, has been engaged as its exclusive financial advisor, to provide the Company with the placement (the Placement) of certain securities of the Company. The agreement was signed on April 22, 2004 and is for 45 days unless (a) it is extended by agreement of the parties hereto; or it is terminated sooner by either party hereto upon written notice to the other party.

In accordance with the terms of its engagement letter with Jessup, the Company agrees to pay Jessup the following fees for compensation:

1.	A success fee equal to 6.0% of the gross proceeds of the Placement. This fee is due immediately upon the closing of the Placement and shall be disbursed directly to Jessup with the delivery of the proceeds of the Placement to the Company.

2.	Non-callable warrants of the Company (the Placement Warrants) issuable to Jessup, or its designee simultaneously with the closing of the Placement to purchase 6.0% of the aggregate number of Securities sold in the Placement. The Placement Agent Warrants shall entitle the holder thereof to purchase securities of the Company at a purchase price per share equal to 120% of the price per share sold in the Placement, and shall be exercisable for a period of five years after the closing of the Placement. The Placement Agent Warrants shall be satisfactory in form and substance to Jessup and its counsel and shall contain provisions for, among other things, cashless exercise, and anti-dilution protection in the event of a merger, consolidation, reclassification, reorganization and other similar events, but not in the event of subsequent sales of securities by the Company.

3.	The Company shall promptly reimburse Jessup & Lamont for all reasonable out of pocket expenses, including without limitation, reasonable fees and expenses of its legal counsel, incurred in rendering services under this Engagement Agreement promptly upon presentation by Jessup & Lamont of an itemized statement of such expenses; provided, however, that Jessup & Lamont shall not incur expenses more than $5,000 without prior written consent to the other party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company generally derives revenue from two types of customers: those who require a discrete set of services (“lab services”), and those who contract with the Company on an extended basis for performance of a variety of services (commercial contracts, and government contracts). The Company continues to grow its defense contract business and is now actively engaged in all areas in bio defense related work. The Company acts as both prime and subcontractor for bio defense related work.

More often than not, the Company’s customers provide repeat business to the Company. The Company views commercial, drug development, and government contracts as the more important sources of revenue. The Company has continued to focus its efforts on identifying these customers. These contracts generally range from a few months to more than a year. Revenues are generally recognized as services are rendered or as products are delivered. In addition, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

The Company also derives revenues from genetic identity and clinical services. There has been a dramatic and constant increase in the number of molecular diagnostic assays performed. The Company designed and implemented molecular diagnostic assays for the presence of DNA attributable to the various human herpes viruses. This platform technology is being used to serve individual patients across the country and in support of an on-going clinical study with a new anti-viral therapeutic. The Company has grown its molecular diagnostic platform in several other critical areas and its services are being used in support of still other on-going clinical trials and in support of fundamental research and development programs for its clients.

The Company continues to grow its defense contract business. The Company acts as both prime and subcontractor for bio defense related work.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003.

Revenues

The Company experienced fluctuations in all revenue categories. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Gross revenues increased by $258,248 or 22.4% from $1,155,201 during the first quarter of 2003 (the “2003 Quarter”) to $1,413,449 during first quarter of 2004 (the “2004 Quarter”).

Lab services decreased by $79,310 or 56.0% from $141,639 during the 2003 Quarter to $62,329 during the 2004 Quarter. This decrease is primarily due to an the effort of the Company to move away from short term work and begin to focus on long-term commercial and government contracts.

Commercial contracts increased by $34,970 or 15.9%, from $220,551 during the 2003 Quarter to $255,522 during the 2004 Quarter. This increase is primarily due to work on two new contracts. During the 2004 Quarter, revenues from these clients amounted to $110,481. There was no work done for these clients during the 2003 Quarter.

Government contracts increased by $350,402 or 51.4%, from $681,708 during the 2003 Quarter to $1,032,109 during the 2004 Quarter. This increase was primarily due to additional contracts from existing clients. Total revenue for this new work amounted to $544,948 during the 2004 Quarter.

Genetic testing decreased by $57,670 or 79.1%, from $72,867 during the 2003 Quarter to $15,197 during the 2004 Quarter. This decrease is a direct result of the completion of two genetic contracts in January 2004.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $25,242 or 2.8%, from $881,238 during the 2003 Quarter to $906,480 during the 2004 Quarter. The cost of services as a percentage of revenue was 64.1% and 76.2% during the 2004 and 2003 quarters, respectively.

The costs for direct materials increased by $16,433, or 7.6%, from $215,256 during the 2003 Quarter, to $231,689 during the 2004 Quarter. However as a percentage of revenue, the cost of direct materials was 16.4% and 18.6% during the 2004 and 2003 Quarters respectively. This decrease is a direct result of projects during the 2004 Quarter being more labor intensive than in the 2003 Quarter.

Direct labor increased by $10,822, or 3.8%, from $286,929 during the 2003 Quarter, to $297,751 during the 2004 Quarter. This increase is attributable to increase in contracts and revenues as stated earlier.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $44,222, or 13.0%, from $340,753 during the 2003 Quarter to $384,975 during 2004 Quarter. As a percentage of revenue, these costs were 27.2% and 29.5% during 2004 and 2003.

Total compensation and benefits increased by $19,107 or 14.4% from $132,793 during the 2003 Quarter to $151,900 during the 2004 Quarter. This increase is attributable to the raises given to employees at the beginning of the year. Professional fees increased by $12,981 or 29.4% from $44,205 during the 2003 Quarter to $57,186 during the 2004 Quarter. Office expenses increased by $7,531 or 43.0% from $17,530 during the 2003 Quarter to $25,061 during the 2004 Quarter. This increase is primarily due new anti-virus software purchased for the Company.

Interest Income (Expenses)

Interest income during the 2004 Quarter compared to the 2003 Quarter remained relatively flat with a decrease of $494. Interest expense incurred by the Company during the 2004 and 2003 Quarter’s includes interest paid for the Company’s IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense decreased $18,287 or 27.1% from $67,421 during the 2003 Quarter to $49,135 during the 2004 Quarter. This decrease is a result of a one time adjustment to accrued interest.

Liquidity and Capital Resources

The 2004 Period reflected cash provided from operating activities of $597,847, as compared to $(172,881) during the 2003 Period. This was primarily due to the Company reporting net income of $78,187 and a decrease in accounts receivable of $307,418. Depreciation and amortization for the 2004 Quarter was $152,328.

The 2004 Period reflected a use of cash from investing activities of $236,968, as compared to $5,579 during the 2003 Period. The increase reflects the purchase of equipment needed to maintain and begin servicing new contract work.

The 2004 Period reflected net cash from financing activities of $603,252, as compared to $1,087 during the 2003 Period. In March 2004, the Company received approximately $563,000 from the exercise of stock options.

Net working capital as of March 31, 2004 and December 31, 2003 was $1,163,140 and $575,909 respectively. This increase is a direct result of the increase in cash.

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

Revenue Recognition: The Company recognizes revenue upon the completion of laboratory service projects, or upon the delivery and acceptance of biologically relevant materials that have been synthesized in accordance with project terms. Laboratory service projects are generally administered under fee for service contracts. Any revenues from research and development arrangements, including corporate contracts and research grants, are recognized pursuant to the terms of the related agreements as work is performed, or scientific milestones, if any are achieved. Amounts received in advance of the performance of services or acceptance of a milestone, are recorded as deferred revenue.

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

CBI has met the SEC and NASDAQ Corporate Governance Rules.

As a consequence of the Sarbanes-Oxley Act, the NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ which include:

•	Independent Directors. CBI’s Board is composed of 4 independent and 3 employee directors.

•	The Independent Directors serve on the three principal committees: Audit, Compensation and Nominations.

•	The Independent Directors meet in executive session at each quarterly Board meeting.

•	At least one Independent Director, Mr. Sam Sears, who serves on the Audit Committee, meets all of the requirements as defined by the SEC for being a “financial expert.”

•	The Audit Committee reviews and approves all related-party transactions. CBI has adapted a formal Corporate Code of Conduct. Copies are available on request from Dr. Robert B. Harris, President and Chief Executive Officer, and on the Company’s website at www.cbi-biotech.com.

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy;

•	the development and implementation of the Company’s long-term business goals;

•	federal, state, and local regulatory environment;

•	lack of demand for the Company’s services;

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house”;

•	potential cost containment by the Company’s customers resulting in fewer research and development projects;

•	the Company’s ability to receive accreditation to provide various services, including, but not limited to paternity testing; and

•	the Company’s ability to hire and retain highly skilled employees.

Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Controller (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of December 31, 2003 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2004, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Underwriter’s Warrant, as amended (1)
4.3	Form of Management Warrant, as amended (1)
10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)
10.2	Warrant Agreement between the Company and A&S (1)
10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

Exhibit Number	Description of Exhibit
10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.6	Employment Agreement for Richard J. Freer (1)
10.7	Employment Agreement for Thomas R. Reynolds (1)
10.8	Employment Agreement for Robert B. Harris (1)
10.9	Executive Severance Agreement for Richard J. Freer (1)
10.10	Executive Severance Agreement for Thomas R. Reynolds (1)
10.11	Executive Severance Agreement for Robert B. Harris (1)
10.12	1997 Stock Incentive Plan, as amended (1)
10.13	2000 Stock Incentive Plan (2)
10.14	2002 Stock Incentive Plan (3)
10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (4)
31.1	Certification of Robert B. Harris, Ph.D. (5)
31.2	Certification of James H. Brennan (5)
32.1	Section 906 Certification of Robert B. Harris, Ph.D. (5)
32.2	Section 906 Certification of James H. Brennan (5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(5)	Filed herewith.

(b) Reports on Form 8-K.

On March 11, 2004, the Company filed a Current Report on Form 8-K announcing the execution of two major bio-defense contracts valued at nearly $1 million.

On March 30, 2004, the Company filed a Current Report on Form 8-K announcing that it entered into a two-year broad teaming agreement with DynPort Vaccine Company LLC.

On March 30, 2004, the Company filed a Current Report on Form 8-K announcing a joint extension with Vistionix, Inc. of a contract with the U.S. Army to provide secure correspondence screening services.

On March 31, 2004, the Company filed a Current Report on Form 8-K relating to the removal of the “going concern” statement from the Company’s financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Financial Officer

May 17, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Underwriter’s Warrant, as amended (1)
4.3	Form of Management Warrant, as amended (1)
10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)
10.2	Warrant Agreement between the Company and A&S (1)
10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.6	Employment Agreement for Richard J. Freer (1)
10.7	Employment Agreement for Thomas R. Reynolds (1)
10.8	Employment Agreement for Robert B. Harris (1)
10.9	Executive Severance Agreement for Richard J. Freer (1)
10.10	Executive Severance Agreement for Thomas R. Reynolds (1)
10.11	Executive Severance Agreement for Robert B. Harris (1)
10.12	1997 Stock Incentive Plan, as amended (1)
10.13	2000 Stock Incentive Plan (2)
10.14	2002 Stock Incentive Plan (3)
10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (4)
31.1	Certification of Robert B. Harris, Ph.D. (5)
31.2	Certification of James H. Brennan (5)
32.1	Section 906 Certification of Robert B. Harris, Ph.D. (5)
32.2	Section 906 Certification of James H. Brennan (5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(5)	Filed herewith.