Form 10QSB
period 2004-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2004-08-16
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 16, 2004, 3,201,556 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,860,329	$294,922
Accounts receivable	1,063,845	799,981
Prepaid expenses and inventory	113,676	60,936

Total current assets	4,037,850	1,155,839

Property and Equipment, net	5,686,247	5,649,657

Other Assets
Restricted cash	518,211	569,255
Bond issue costs, net	201,159	206,462

Total other assets	719,370	775,717

	$10,443,467	$7,581,213

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$105,000	$100,000
Accounts payable and other current liabilities	357,981	465,624
Deferred revenue and customer deposits	8,595	14,296

Total current liabilities	471,576	579,920

Long Term Debt
Bonds payable	3,525,000	3,630,000

Total long term debt	3,525,000	3,630,000

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized June 30, 2004–3,201,556; December 31, 2003 – 2,534,928 shares issued and outstanding	—	—
Additional paid-in capital	15,295,711	12,315,806
Accumulated deficit	(8,848,820)	(8,944,513)

Total stockholders’ equity	6,446,891	3,371,293

	$10,443,467	$7,581,213

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$116,676	$150,228	$179,006	$291,868
Commercial contracts	215,235	192,567	470,207	413,118
Government contracts	994,003	733,750	2,026,662	1,415,457
Genetic identity	16,543	82,926	31,740	155,792
Clinical services	53,928	72,816	101,449	110,423
Product sales	7,050	600	7450	1,010
Other revenue	975	410	1,345	830

Total revenue	1,404,410	1,233,297	2,817,859	2,388,498

Costs of services
Direct Labor	283,781	288,504	581,531	575,433
Direct Materials	235,698	191,623	467,387	406,878
Overhead	404,391	355,040	781,432	734,093

Total costs of services	923,870	835,167	1,830,350	1,716,404

Selling, General & Administrative	397,090	382,888	782,066	723,641

Operating income/(loss)	83,450	15,242	205,443	(51,547)

Other income (expenses)
Interest expense	(64,911)	(61,258)	(114,046)	(128,679)
Interest income	3,547	820	4,296	2,061

Total other income (expense)	(61,364)	(60,438)	(109,750)	(126,618)

Net Income/(loss)	$22,086	$(45,196)	$95,693	$(178,165)

Basic and diluted income ( loss) per common share	$0.01	$(0.02)	$0.03	$(0.07)

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$95,693	$(178,165)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	308,600	310,811
Non-cash issuance of stock in lieu of board fees	—	—
Changes in:
Accounts receivable	(263,864)	(221,598)
Prepaid expenses and inventory	(52,740)	(31,554)
Accounts payable and other current liabilities	(107,643)	(52,643)
Deferred revenue	(5,701)	130,020

Net cash (used in) operating activities	(25,655)	(43,129)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(339,889)	(8,441)

Net cash provided by ( used in) investing activities	(339,889)	(8,441)

Cash Flows from Financing Activities
Issuance of common stock	2,979,905	109,167
Principal payments on demand note payable and long term debt	(100,000)	(158,291)
Restricted cash	51,046	50,308

Net cash provided by (used in) by financing activities	2,930,951	1,184

Net increase (decrease) in cash and cash equivalents	2,565,407	(50,386)

Cash and cash equivalents, beginning of period	$294,922	$270,144

Cash and cash equivalents, end of period	$2,860,329	$219,758

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$114,046	$123,307

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2003, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain revenues on the statements of operations for the three and six months ended June 30, 2003 have been reclassified with no effect on net income or loss per common share, to be consistent with the classifications adopted for the six months ended June 30, 2004.

NOTE 2. STOCK OPTIONS

The Company accounts for its employee stock plan and management warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no stock based compensation cost has been recognized as all options and warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) and income and (loss) per share had compensation cost for all the stock-based compensation been determined based on the grant date of fair values on awards consistent with the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation:

The following tables summarizes options outstanding:

	Six Months Ended June 30, 2004
	Shares	Weighted avg Exercise price
Options and warrants outstanding
Beginning of period	1,186,572	$5.03

Granted	154,103	6.87
Expired	(159,244)	97
Exercised	(266,628)	2.69

Options and warrants outstanding at end of period	914,803	7.15

Options and warrants exercisable at end of period	685,006	4.43

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income:	$22,086	$95,693
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(2,540)	(82,523)

Proforma	$19,546	$13,170

Income/(loss) per common share:	$0.01	$0.03
As reported
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$0.00	$(0.02)

Proforma income (loss) per common share	$0.01	$0.01

NOTE 3. EARNINGS (LOSS) PER SHARE

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At June 30, 2003, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic Shares	2,810,919	2,504,483	2,717,327	2,456,271
Dilutive effect of stock options	315,630	—	259,307	—

Dilutive Shares	3,126,549	2,504,483	2,976,634	2,456,271

NOTE 4. PRIVATE PLACEMENT OF 400,000 SHARES OF COMMON STOCK

On May 27, 2004, the Company successfully sold an aggregate of 400,000 shares of its common stock, without par value per share, and warrants to purchase an additional 100,000 shares of common stock to several accredited investors. The shares were sold for a cash consideration of $6.25 per share, for a total of $2,500,000. Net proceeds to the Company were $2,300,909. Jessup & Lamont, (Jessup), a registered broker-dealer, acted exclusively as the placement agent for the transaction. The exercise price for the warrants, which are exercisable for a period of five years were set at 110% of the closing price of the Company’s common stock on the closing date of the transaction.

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

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003.

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

Gross revenues increased by $171,113 or 13.9% from $1,233,297 during the second quarter of 2003 (the “2003 Quarter”) to $1,404,410 during second quarter of 2004 (the “2004 Quarter”).

Revenues realized from lab services decreased by $33,552 or 22.3% from $150,228 during the 2003 Quarter to $116,676 during the 2004 Quarter. This decrease is primarily due to an the effort of the Company to move away from short-term work and begin to focus on long-term commercial and government contracts.

Revenues realized from commercial contracts increased by $22,668 or 11.8%, from $192,567 during the 2003 Quarter to $215,235 during the 2004 Quarter. This increase is primarily due to work being done for major contract during the 2004 Quarter.

Revenues realized from various government contracts increased by $260,253 or 35.5%, from $733,750 during the 2003 Quarter to $994,003 during the 2004 Quarter. This increase was primarily due to additional work required by the contract to be completed during the 2004 Quarter.

Revenues realized from genetic testing decreased by $66,383 or 80.1%, from $82,926 during the 2003 Quarter to $16,543 during the 2004 Quarter. This decrease is a direct result of the completion of three genetic contracts prior to the 2004 Quarter.

Clinical testing decreased by $18,889 or 25.9%, from $72,817 during the 2003 Quarter to $53,928 during the 2004 Quarter. This decrease is a direct result of the completion of one major contract in the prior period.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $88,703 or 10.6%, from $835,167 during the 2003 Quarter to $923,870 during the 2004 Quarter. The cost of services as a percentage of revenue was 65.7% and 67.8% during the 2004 and 2003 quarters, respectively.

The costs for direct materials increased by $44,075, or 23.0%, from $191,623 during the 2003 Quarter to $235,698 during the 2004 Quarter. This increase is directly attributable to an increase in material costs charged against new projects.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $49,351, or 13.9%, from $355,040 during the 2003 Quarter to $404,391 during the 2004 Quarter. Increases in overhead are due to additional maintenance and repairs and equipment purchases not falling under the capitalization policy.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $14,202, or 3.7%, from $382,888 during the 2003 Quarter to $397,090 during 2004 Quarter. As a percentage of revenue, these costs were 28.2% and 31.0% during 2004 and 2003.

Total compensation and benefits decreased by $19,498 or 13.7% from $142,284 during the 2003 Quarter to $122,786 during the 2004 Quarter. This decrease is attributable to a one time accrual adjustment to vacation expense and an allocation of salaries to Direct Labor. Professional Fees increased by $9,973 or 15.4% from $64,813 during the 2003 Quarter to $74,786 during the 2004 Quarter. This increase is due to payments made to an employee search organization to fill a position in production. Office expense increased by $7,648, or 43.1% from $17,756 during the 2003 Quarter to $25,404 during the 2004 Quarter. This increase is primarily due to new anti-virus software purchased by the Company. Other costs decreased by $12,831 or 40.2% from $31,910 during the 2003 Quarter to $19,079 during the 2004 Quarter. This decrease is primarily due to the reduction of bad debt accrued for the quarter. Marketing costs increased by $31,234 or 58.5%, from $53,371 during the 2003 Quarter to $84,605 during the 2004 Quarter. This increase was primarily due to the addition of a Senior Vice President for Strategic Business Development with his focus on building the revenue stream of the Company. In addition, consulting fees increased due to the hiring of an outside agency to identify 3rd party licensing possibilities with HepArrest.

Other Income (Expenses)

Interest income during the 2003 Quarter compared to the 2004 Quarter remained relatively flat with a slight increase of $2,728. Additional interest earned is from the private placement in May. Interest costs incurred by the Company during the 2004 and 2003 Quarters included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s industrial revenue bonds (“IRBs”); and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense (excluding amortization) increased $3,653 or 6.2% from $58,572 during the 2003 Quarter to $62,225 during the 2004 Quarter.

Results of Operations

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003.

Revenues

As mentioned in the quarterly comparisons, the Company experienced fluctuations in all revenue categories. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Gross revenues increased by $429,361 or 18.0% from $2,388,498 during the 2003 Period (the “2003 Period”) to $2,817,859 during the 2004 Period (the “2004 Period”).

Revenues realized from lab services decreased by $112,862 or 38.7% from $291,868 during the 2003 Period to $179,006 during the 2004 Period. This decrease is primarily due to an the effort of the Company to move away from short-term work and begin to focus on long-term commercial and government contracts.

Revenues realized from various commercial contracts increased by $57,088 or 13.8%, from $413,118 during the 2003 Period to $470,207 during the 2004 Period. This increase is primarily due to work being done on one major project. Of the $470,207 in commercial contracts one client represents 47.0% of the revenue earned during the 2004 Period. Government contracts increased by $611,205 or 43.2%, from $1,415,457 during the 2003 to Period to $2,026,662 during the 2004 Period. This increase was primarily due to addition of five additional major contracts with a life expectancy of twelve months.

Genetic testing decreased by $124,052 or 79.6%, from $155,792 during the 2003 Period to $31,740 during the 2004 Period. This decrease is a direct result of the completion of two major contracts. Clinical testing decreased by $8,973 or 8.1%, from $110,423 during the 2003 Period to $101,450 during the 2004 Period. This decrease is a result of timing of work on the project.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $113,946 or 6.2%, from $1,716,404 during the 2003 Period to $1,830,350 during 2004 Period. The cost of services as a percentage of revenue was 64.9% and 71.9% during the 2004 and 2003 periods, respectively.

The costs for direct materials increased by $60,509, or 14.9%, from $406,878 during the 2003 Period to $467,387 during the 2004 Period. This increase is directly attributable to additional projects in 2004 compared to 2003.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $47,339 or 6.4%, from $734,093 during the 2003 Period to $781,432 during the 2004 Period. Increases in overhead are due to additional costs, maintenance and repairs, and equipment purchases not falling under the capitalization policy of the Company.

Sales, General and Administrative

SGA consists primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $58,425, or 8.1%, from $723,641 during the 2003 Period to $782,066 during 2004 Period. As a percentage of revenue, these costs were 27.8% and 30.3% during 2004 and 2003, respectively.

Professional fees increased by $22,954, or 21.1%, from $109,018 during the 2003 Period to $131,972 during the 2004 Period. This increase is due to payments made to an employee search organization to fill a position in production. Office expenses increased by $15,105 or 42.8% from $35,286 during the 2003 Period to $50,391 during the 2004 Period. This increase is primarily due to new anti-virus software purchased by the Company. Other costs decreased by $12,078 or 21.2% from $56,904 during the 2003 Period to $44,826 during the 2004 Period. This decrease is primarily due to the reduction of bad debt accrued for the period.

Marketing costs increased by $29,509 or 26.1%, from $113,146 during the 2003 Period to $142,654 during the 2004 Period. This increase was primarily due to the addition of a Senior Vice President for Strategic Business Development with his focus on building the revenue stream of the Company. In addition, consulting fees increased due to the hiring of an outside agency to identify 3rd party licensing possibilities with HepArrest.

Other Income (Expenses)

Interest income during the 2003 Period compared to the 2004 Period remained relatively flat with a slight increase of $2,235. Additional interest earned is from the private placement in May. Interest costs incurred by the Company during the 2004 and 2003 Period’s included (1) interest paid to financial institutions for loans made to the Company; (2) interest paid for the Company’s IRBs; and (3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense (excluding amortization) decreased $14,634 or 11.9% from $123,308 during the 2003 Period to $108,674 during the 2004 Period.

Liquidity and Capital Resources

The 2004 Period reflected negative cash provided from operating activities of ($25,655), as compared to $(43,129) during the 2003 Period. This was primarily due to the Company reporting net income of $95,693 and an increase in accounts receivable of $263,864 and a decrease in account payables of $105,683. Depreciation and amortization for the 2004 Period was $308,601.

The 2004 Period reflected a use of cash from investing activities of $339,889, as compared to $8,441 during the 2003 Period. The increase reflects the purchase of equipment needed to maintain and begin servicing new contract work.

The 2004 Period reflected net cash from financing activities of $2,930,951, as compared to $1,184 during the 2003 Period. In March 2004, the Company received approximately $563,000 from the exercise of stock options. In May 2004, the Company received approximately $2,300,000 (net of expenses) from the private placement of 400,000 shares of its common stock.

Net working capital as of June 30, 2004 and December 31, 2003 was $3,566,274 and $575,909 respectively. This increase is a direct result from the cash received from the exercise of stock options, the private placement and increase in accounts receivables.

Critical Accounting Policies

A summary of the Company’s critical accounting policies follows:

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

CBI has met the SEC and NASDAQ Corporate Governance Rules.

As a consequence of the Sarbanes-Oxley Act, NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ which include:

•	Independent Directors. CBI’s Board is composed of 4 independent and 3 employee directors.

•	The Independent Directors serve on the three principal committees; Audit, Compensation and Nominations.

•	The Independent Directors meet in executive session at each quarterly Board meeting.

•	At least one Independent Director, Mr. Sam Sears, who serves on the Audit Committee, meets all of the requirements as defined by the SEC for being a “financial expert.”

•	The Audit Committee reviews and approves all related-party transactions. CBI has adapted a formal Corporate Code of Conduct. Copies are available on request from Dr. Robert B. Harris, President and Chief Executive Officer, and on the Company’s website at www.cbi-biotech.com.

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy;

•	the development and implementation of the Company’s long-term business goals;

•	federal, state, and local regulatory environment;

•	lack of demand for the Company’s services;

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house”;

•	potential cost containment by the Company’s customers resulting in fewer research and development projects;

•	the Company’s ability to receive accreditation to provide various services, including, but not limited to paternity testing;

•	the Company’s ability to hire and retain highly skilled employees; and

•	Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Controller (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2004 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarterly period ended June 30, 2004, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2004, the Company announced that it had sold an aggregate of 400,000 shares of its common stock, without par value per share (the “PIPE Shares”), and warrants to purchase an additional 100,000 shares of common stock (the “Warrants”) to several accredited investors (the “PIPE Transaction”). The PIPE Shares were sold for a cash consideration of $6.25 per share, or a total of $2,500,000. The Warrants are exercisable for a period of five years from the date of issuance at an exercise price equal to $7.59 per share. The transaction is pursuant to the terms of that certain Subscription Agreement by and between the Company and the purchasers thereto dated as of May 27, 2004. The PIPE Shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. Pursuant to the PIPE Transaction, the Company also agreed to cause a resale registration statement covering the PIPE Shares and the shares of common stock underlying the Warrants. In connection with this offering, the Company paid Jessup & Lamont, a registered broker-dealer, a placement fee equal to $150,000 plus warrants to purchase 24,000 shares of common stock at a exercise price of $7.50 per share. Such warrants have five-year terms. The Company received net proceeds from the offering of $2,300,909.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2004, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting.

1.	The shareholders elected Thomas R. Reynolds, James D. Causey (Class I Directors) and Peter C. Einselen (Class II Director) as directors to serve specific terms or until their successors are elected and shall have qualified. The votes were as follows:

Director	Votes Cast For	Votes Cast Against	Vote Withheld Broker Non-Votes
Thomas R. Reynolds	2,437,781	1,945	0
James D. Causey	2,407,981	31,745	0
Peter C. Einselen	2,381,786	57,940	0

The following individuals’ terms as directors of the Company continued after the meeting:

Director Name	Class	Term Expires
Robert B. Harris	II	2006
Samuel P. Sears	II	2006
Richard J. Freer	III	2005
Donald A. McAfee	III	2005

2.	The shareholders of the Company did not ratify the amendment of the Company’s Amended and Restated Articles of Incorporation to authorize a new class of undesignated preferred stock.

Votes Cast For	Votes Cast Against	Abstain	Vote Withheld Broker Non-Votes
1,174,416	68,732	1,596	1,194,982

3.	The shareholders of the Company ratified the approval of the Company’s 2002 Stock Incentive Plan.

Votes Cast For	Votes Cast Against	Abstain	Vote Withheld Broker Non-Votes
1,165,199	73,899	5,646	1,194,982

4.	The shareholders of the Company ratified the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending December 31, 2004. The votes were as follows:

Votes Cast For	Votes Cast Against	Abstain	Vote Withheld Broker Non-Votes
2,398,208	37,518	37,518	0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	Employment Agreement for Thomas R. Reynolds (1)

10.8	Employment Agreement for Robert B. Harris (1)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	Executive Severance Agreement for Thomas R. Reynolds (1)

10.11	Executive Severance Agreement for Robert B. Harris (1)

10.12	1997 Stock Incentive Plan, as amended (1)

10.13	2000 Stock Incentive Plan (3)

10.14	2002 Stock Incentive Plan, as amended (4)

10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)

10.16	Subscription Agreement, dated May 27, 2004, related to the Company’s May 2004 private placement (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116583.
(5)	Incorporated by reference to the Company’s Amended Current Report on Form 8-K, dated June 4, 2004.
(6)	Filed herewith.

(b)	Reports on Form 8-K.

On April 30, 2004, the Company filed a Current Report on Form 8-K announcing (a) that it had retained Jessup and Lamont Securities Corp to identify investment capital and (b) its release of results of operations for the first fiscal quarter of 2004.

On May 11 2004, the Company filed a Current Report on Form 8-K relating to the receipt of new contract awards from government sponsors.

On May 24 2004, the Company filed a Current Report on Form 8-K announcing the completion of its $2,500,000 private placement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Accounting Officer

August 16, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	Employment Agreement for Thomas R. Reynolds (1)

10.8	Employment Agreement for Robert B. Harris (1)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	Executive Severance Agreement for Thomas R. Reynolds (1)

10.11	Executive Severance Agreement for Robert B. Harris (1)

10.12	1997 Stock Incentive Plan, as amended (1)

10.13	2000 Stock Incentive Plan (3)

10.14	2002 Stock Incentive Plan, as amended (4)

10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)

10.16	Subscription Agreement, dated May 27, 2004, related to the Company’s May 2004 private placement (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116583.
(5)	Incorporated by reference to the Company’s Amended Current Report on Form 8-K, dated June 4, 2004.
(6)	Filed herewith.