Form 10QSB
period 2004-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2004-11-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 15, 2004, 3,201,556 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes:  ☐    No:  ☒

Commonwealth Biotechnologies, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Biotechnologies, Inc.

Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,645,936	$294,922
Accounts receivable	1,262,942	799,981
Prepaid expenses and inventory	127,008	60,936

Total current assets	4,035,886	1,155,839

Property and Equipment, net	5,682,128	5,649,657

Other Assets
Restricted cash	483,495	569,255
Bond issue costs, net	198,403	206,462
Other Assets	1,626	—

Total other assets	683,524	775,717

	$10,401,538	$7,581,213

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$105,000	$100,000
Accounts payable and other current liabilities	239,899	465,624
Deferred revenue and customer deposits	8,595	14,296

Total current liabilities	353,494	579,920

Long Term Debt
Bonds payable	3,525,000	3,630,000

Total long term debt	3,525,000	3,630,000

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized September 30, 2004–3,201,556; December 31, 2003 – 2,534,928 shares issued and outstanding	—	—
Additional paid-in capital	15,267,430	12,315,806
Accumulated deficit	(8,744,386)	(8,944,513)

Total stockholders’ equity	6,523,044	3,371,293

	$10,401,538	$7,581,213

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$164,858	$125,676	$339,407	$417,544
Commercial contracts	262,232	355,142	732,438	768,260
Government contracts	912,206	818,861	2,943,325	2,234,318
Genetic identity	23,255	41,931	54,995	197,723
Clinical services	44,506	35,250	145,955	145,673
Other revenue	360	2,240	9,155	4,080

Total revenue	1,407,417	1,379,100	4,225,275	3,767,598

Costs of services
Direct Labor	292,943	269,149	874,474	844,582
Direct Materials	180,039	226,364	647,426	633,242
Overhead	370,653	395,187	1,152,085	1,129,280

Total costs of services	843,635	890,700	2,673,985	2,607,104

Selling, General & Administrative	402,017	360,477	1,184,083	1,084,118

Operating income	161,765	127,923	367,207	76,376

Other income (expenses)
Interest expense	(64,421)	(63,773)	(178,466)	(192,452)
Interest income	7,090	20,095	11,384	22,156

Total other income (expense)	(57,331)	(43,678)	(167,082)	(170,296)

Net Income/(loss)	$104,434	$84,245	$200,127	$(93,920)

Basic income/(loss) per common share	$0.03	$0.03	$0.07	$(0.04)

Diluted income/(loss) per common share	$0.03	$0.03	$0.06	$(0.04)

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)
Cash Flows from Operating Activities

Net income (loss)	$200,127	$(93,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	454,110	459,792
Changes in:
Accounts receivable	(462,961)	(143,417)
Prepaid expenses and inventory	(66,072)	(30,737)
Accounts payable and other current liabilities	(223,765)	39,466
Deferred revenue	(7,661)	(45,142)

Net cash provided by (used in) operating activities	(106,222)	186,042

Cash Flows from Investing Activities

Purchases of property, plant and equipment	(478,523)	(13,218)

Other Assets	(1,626)	—

Net cash provided by ( used in) investing activities	(480,149)	(13,218)

Cash Flows from Financing Activities

Issuance of common stock	2,951,624	110,807
Principal payments on demand note payable and long term debt	(100,000)	(274,991)
Restricted cash	85,762	87,904

Net cash provided by (used in) by financing activities	2,937,386	(76,280)

Net increase (decrease) in cash and cash equivalents	2,351,014	96,544

Cash and cash equivalents, beginning of period	294,922	270,144

Cash and cash equivalents, end of period	$2,645,936	$366,688

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$178,466	$192,453

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Notes To Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2003, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain revenues on the statements of operations for the three and nine months ended September 30, 2003 have been reclassified with no effect on net income or loss per common share, to be consistent with the classifications adopted for the nine months ended September 30, 2004.

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

The following tables summarizes options outstanding:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	914,803	$5.59	1,266,817	$5.09

Granted	1,750	5.26	28,655	1.96
Expired	(4,900)	7.04	(23,575)	6.50
Exercised	0	0.00	(1,900)	.086

Options and warrants outstanding at end of period	911,654	5.57	1,269,997	4.96
Options and warrants exercisable at end of period	689,606	8.38	975,896	4.94

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	1,186,572	$5.03	1,266,817	$5.09

Granted	155,853	6.85	66,076	3.90
Expired	(164,144)	7.22	(76,125)	6.50
Exercised	(266,628)	2.69	(1,900)	0.86

Options and warrants outstanding at end of period	911,654	5.57	1,255,128	4.96
Options and warrants exercisable at end of period	689,606	8.38	975,876	4.94

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income:	$104,434	$84,245	$200,127	$(93,920)
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(9,205)	(20,579)	(133,781)	(61,737)

Proforma	$95,229	$63,666	$66,346	$(155,657)

Income/(loss) per common share:
As reported
Basic	$0.03	$0.03	$0.07	$(0.04)
Diluted	$0.03	$0.03	$0.06	$(0.06)
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$0.00	$(0.03)	$(0.01)	$(0.02)

Basic proforma income (loss) per common share	$0.03	$(0.00)	$0.06	$(0.06)
Diluted proforma income (loss) per common share	$0.03	$(0.00)	$0.05	$(0.06)

NOTE 3. EARNINGS (LOSS) PER SHARE

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At September 30, 2003, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Basic Shares	3,201,556	2,504,483	2,933,438	2,472,917
Dilutive effect of stock options	173,902	—	189,900	—

Dilutive Shares	3,375,458	2,504,483	3,123,338	2,472,917

Note 4. Private Placement of 400,000 Shares of Common Stock

On May 27, 2004, the Company successfully sold an aggregate of 400,000 shares of its common stock, without par value per share, and warrants to purchase an additional 100,000 shares of common stock to several accredited investors. The shares were sold for a cash consideration of $6.25 per share, for a total of $2,500,000. Net proceeds to the Company were $2,299,842. Jessup & Lamont, (Jessup), a securities corporation, acted exclusively as the placement agent for the transaction. The exercise price for the warrants, which are exercisable for a period of five years were set at 110% of the closing price of the Company’s common stock on the closing date of the transaction

Note 5. Redemption of Industrial Revenue Bonds

On November 15, 2004, the Company successfully retired both the Series 1998A and 1998B Industrial Development Revenue Bonds with Suntrust Bank. This was accomplished by refinancing the facility with Branch Banking and Trust, (BB&T), Richmond, Virginia. BB&T provided $3,900,000 in financing sufficient enough to retire the bonds, meet all prepayment penalties and legal expenses, and create an additional cash reserve for the Company. The outstanding bond payout as of November 14th is $3,630,000. During the fourth quarter the company will recognize one time expenses of amortization costs of approximately $197,500 and a prepayment penalty of $217,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

The Company is vigorously pursuing revenue opportunities in three principal focus areas; bio-defense; laboratory support services for on-going clinical trials; and comprehensive contract projects in the private sector. In each of these areas, the Company provides sophisticated macromolecular synthetic and analytical services, integrating individual platform technologies so as to provide a comprehensive approach to solving complex problems in life science research. While the majority of the Company’s customers are in the private sector, the bulk of the Company’s revenues (about 70% thorough September 30, 2004) are derived from government contracts, and in particular, from government contracts dealing with bio-defense related matters. Results derived by the Company are used by others to support their own compliance filings, to further their own in-house research efforts, to implement new assay technologies, and the like.

In all three core focus areas, the Company is continuing to grow its contract base. With regard to government contracts, the Company acts as both prime and subcontractor for bio defense related work. More often than not, the Company is the prime (if not the only) contractor performing clinical laboratory or comprehensive contracts for its private sector clients.

The Company is moving towards equalizing revenues from the private sector and the government sector. To this end, the Company has formed an exclusive alliance with Fisher Scientific, LLC, Pittsburgh, PA with the principle objective of using the Fisher sales force to promote CBI’s platform technologies with private sector companies. The Fisher/CBI alliance was officially launched in October, 2004.

More often than not, the Company’s customers provide repeat business to the Company. The Company views commercial and government contracts as its most important sources of revenue and for this reason, has moved away from concept of “piece work” for individual investigators. With all its contracts, revenues are generally recognized as services are rendered or as products are delivered. In some instances, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003.

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

Gross revenues increased by $28,317 or 2.1% from $1,379,100 during the third quarter of 2003 (the “2003 Quarter”) to $1,407,417 during third quarter of 2004 (the “2004 Quarter”).

Revenues realized from lab services increased by $39,182 or 31.2% from $125,676 during the 2003 Quarter to $164,858 during the 2004 Quarter. This increase is primarily due to additional work flow for customers that required research on one time projects.

Revenues realized from commercial contracts decreased by $92,910 or 26.2%, from $355,142 during the 2003 Quarter to $262,232 during the 2004 Quarter. This decrease is due to the completion of one major contract in 2003.

Revenues realized from various government contracts increased by $93,345 or 11.4%, from $818,861 during the 2003 Quarter to $912,206 during the 2004 Quarter. This increase was primarily due to the startup of additional contracts during the quarter.

Revenues realized from genetic testing decreased by $18,676 or 44.5%, from $41,931 during the 2003 Quarter to $23,255 during the 2004 Quarter. This decrease is a direct result of the completion of three genetic contracts.

Clinical testing increased by $9,256 or 26.3%, from $35,250 during the 2003 Quarter to $44,506 during the 2004 Quarter. This increase is a direct result of work from a major customer, for clinical trials on HHV.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $47,065 or 5.3%, from $890,700 during the 2003 Quarter to $843,635 during the 2004 Quarter. The cost of services as a percentage of revenue was 59.9% and 64.6% during the 2004 and 2003 quarters, respectively.

The costs for direct materials decreased by $46,325, or 20.5%, from $226,364 during the 2003 Quarter, to $180,039 during the 2004 Quarter. This decrease is directly attributable to work being performed on projects that were more labor intensive during the quarter.

The costs for direct labor increased by $23,794, or 8.8%, from $269,149 during the 2003 Quarter, to $292,943 during the 2004 Quarter. This change is directly attributable to more intensive projects related to labor.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs decreased by $24,534, or 6.2%, from $395,187 during the 2003 Quarter to $370,653 during the 2004 Quarter. This decrease is due to hours that were once charged against overhead now being directly charged against various projects.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $41,540, or 11.5%, from $360,477 during the 2003 Quarter to $402,017 during 2004 Quarter. As a percentage of revenue, these costs were 28.5% and 26.2% during 2004 and 2003.

Total compensation and benefits decreased by $15,440 or 11.3% from $136,099 during the 2003 Quarter to $120,659 during the 2004 Quarter. This decrease is attributable to certain personnel in management being assigned to work on specific projects. Professional Fees increased by $28,770 or 40.9% from $70,339 during the 2003 Quarter to $99,109 during the 2004 Quarter. This increase is due to increase legal costs associated with the review of various documents. Office expense increased by $8,977, or 39.5% from $22,712 during the 2003 Quarter to $31,689 during the 2004 Quarter. This increase is primarily additional travel for the management to attend the Fisher Scientific sales meeting to begin the process of using the Fisher sales force to promote CBI’s platform technologies with private sector companies. Other costs increased by $11,648 or 193.2% from $6,028 during the 2003 Quarter to $17,676 during the 2004 Quarter. This increase is primarily due to the accrual of bad debt for the quarter.

Marketing costs increased by $8,998 or 15.6%, from $57,578 during the 2003 Quarter to $66,576 during the 2004 Quarter. This increase was primarily due to additional SEC filings and press releases during the Quarter.

Other Income (Expenses)

Interest income during the 2003 Quarter compared to the 2004 Quarter decreased by 13,005 or 64.7% from $20,095 during the 2003 Quarter to $7,090 during the 2004 Quarter. Interest costs incurred by the Company during the 2004 and 2003 Quarter’s included 1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company’s IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense remained relatively flat from year to year.

Results of Operations

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003.

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

Gross revenues increased by $457,677 or 12.1% from $3,767,598 during the 2003 Period (“the 2003 Period”) to $4,225,275 during the 2004 Period (“the 2004 Period”).

Revenues realized from lab services decreased by $78,137 or 18.7% from $417,544 during the 2003 Period to $339,407 during the 2004 Period. Although the Company reported an increase for the Quarter, the effort of the Company is to continue to move away from short term work and begin to focus on long-term commercial and government contracts.

Revenues realized from various commercial contracts decreased by $38,822 or 4.7%, from $768,260 during the 2003 Period to $732,438 during the 2004 Period. This decrease is primarily to the completion of one major contract in 2003.

Government contracts increased by $709,007 or 31.7%, from $2,234,318 during the 2003 Period to $2,943,325 during the 2004 Period. This increase was primarily due to addition of two additional major contracts with a life expectancy of twelve months.

Genetic testing decreased by $142,728 or 72.2%, from $197,723 during the 2003 Period to $54,995 during the 2004 Period. This decrease is a direct result of the completion of two major contracts.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $66,881 or 2.6%, from $2,607,104 during the 2003 Period to $2,673,985 during 2004 Period. The cost of services as a percentage of revenue was 63.3% and 69.2% during the 2004 and 2003 periods, respectively.

The costs for direct materials increased by $14,184, or 2.2%, from $633,242 during the 2003 Period, to $647,426 during the 2004 Period. This increase is directly attributable to additional projects in 2004 compared to 2003.

The costs for direct labor increased by $29,892, or 3.5%, from $844,582 during the 2003 Period, to $874,474 during the 2004 Period. This increase is attributable to additional projects in 2004 compared to 2003. This change is directly attributable to an increase in labor charged against various projects.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $22,805 or 2.0%, from $1,129,280 during the 2003 Period to $1,152,085 during the 2004 Period. Increases in overhead are due to additional costs, maintenance and repairs, and equipment purchases not falling under the capitalization policy of the Company

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $99,965, or 9.2%, from $1,084,118 during the 2003 Period to $1,184,083 during 2004 Period. As a percentage of revenue, these costs were 28.1% and 28.8% during 2004 and 2003, respectively.

Total compensation and benefits decreased by $16,231 or 4.1% from $394,376 during the 2003 Period to $378,145 during the 2004 Period. This decrease is attributable to management salaries being charged to direct labor. Professional fees increased by $51,724, or 28.8%, from $179,357 during the 2003 Period to $231,081 during the 2004 Period. This increase is due payments made to employee search organization to fill a position in production as well as increases in legal and accounting costs. Office expenses increased by $24,472 or 32.7% from $74,808 during the 2003 Period to $99,280 during the 2004 Period. This increase is primarily additional travel for the management to attend the Fisher Scientific sales meeting to begin the process of using the Fisher sales force to promote CBI’s platform technologies with private sector companies.

Marketing costs increased by $38,516 or 22.6%, from $170,714 during the 2003 Period to $209,230 during the 2004 Period. This increase was primarily due to the addition of a Senior Vice President for Strategic Business Development with his focus on building the revenue stream of the Company. In addition, consulting fees increased due to the hiring of an outside agency to identify 3rd party licensing possibilities with HepArrest.

Other Income (Expenses)

Interest income during the 2003 Quarter compared to the 2004 Period decreased by 10,771 or 48.6% from $22,156 during the 2003 Period to $11,384 during the 2004 Period. Interest costs incurred by the Company during the 2004 and 2003 Period’s included 1) interest paid to financial institutions for loans made to the Company; 2) interest paid for the Company’s IRBs; and 3) amortization of costs incurred as a consequence of the completion of the Company’s IRB financing. Interest expense (excluding amortization) decreased $13,986 or 7.6% from $184,394 during the 2003 Period to $170,408 during the 2004 Period.

Liquidity and Capital Resources

The 2004 Period reflected cash used in operating activities of $106,222, as compared to a positive cash of $186,042 during the 2003 Period. This was primarily due to the Company reporting net income of $200,127 offset by an increase in accounts receivable of $462,961 and a decrease in account payables of $223,765. Depreciation and amortization for the 2004 Period was $454,110.

The 2004 Period reflected a use of cash from investing activities of $478,523, as compared to $13,218 during the 2003 Period. The increase reflects the purchase of equipment needed to maintain and begin servicing new contract work.

The 2004 Period reflected net cash from financing activities of $2,935,760, as compared to a use of $76,280 during the 2003 Period. In March 2004, the Company received approximately $563,000 from the exercise of stock options. In May 2004, the Company received approximately $2,300,000 (net of expenses) from the private placement of 400,000 shares of its common stock.

Net working capital as of September 30, 2004 and December 31, 2003 was $3,682,392 and $575,909 respectively. This increase is a direct result from the cash received from the exercise of stock options, the private placement and increase in accounts receivables.

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

CBI has met the SEC and NASDAQ Corporate Governance Rules.

As a consequence of the Sarbanes-Oxley Act, the NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ which include

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

During the period ended September 30, 2004, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	Employment Agreement for Thomas R. Reynolds (1)

10.8	Employment Agreement for Robert B. Harris (1)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	Executive Severance Agreement for Thomas R. Reynolds (1)

10.11	Executive Severance Agreement for Robert B. Harris (1)

10.12	1997 Stock Incentive Plan, as amended (1)

10.13	2000 Stock Incentive Plan (3)

10.14	2002 Stock Incentive Plan, as amended (4)

10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)

10.16	Subscription Agreement dated May 27, 2004 related to the Company’s May 2004 private placement (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(5)	Incorporated by reference to the Company’s Amended Current Report on Form 8-k dated June 4, 2004.
(6)	Filed herewith.

(b)	Reports on Form 8-K.

On July 1, 2004, the Company filed a Current Report on Form 8-K relating to the completion of the new virology laboratory, the receipt of a patent issuance and the launch of a new product line.

On July 1, 2004, the Company filed a Current Report on Form 8-K relating to the receipt of new contracts.

On July 30, 2004, the Company filed a Current Report on Form 8-K disclosing unaudited financial information for the second fiscal quarter of 2004.

On August 12, 2004, the Company filed a Current Report on Form 8-K relating to the receipt of new contracts.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Accounting Officer

November 15, 2004

Exhibit Index

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	Employment Agreement for Thomas R. Reynolds (1)

10.8	Employment Agreement for Robert B. Harris (1)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	Executive Severance Agreement for Thomas R. Reynolds (1)

10.11	Executive Severance Agreement for Robert B. Harris (1)

10.12	1997 Stock Incentive Plan, as amended (1)

10.13	2000 Stock Incentive Plan (3)

10.14	2002 Stock Incentive Plan, as amended (4)

10.15	Loan Agreement between the Company and the Virginia Small Business Financing Authority (2)

10.16	Subscription Agreement dated May 27, 2004 related to the Company’s May 2004 private placement (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 6, 1998.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116583.
(5)	Incorporated by reference to the Company’s Amended Current Report on Form 8-K, dated June 4, 2004.
(6)	Filed herewith.