Form 10KSB
period 2004-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2005-03-30
CIK 1042418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-13467

COMMONWEALTH BIOTECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Virginia	54-1641133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Biotech Drive

Richmond, Virginia 23235

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (804) 648-3820

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value per share NASDAQ SmallCap Market	None

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

The issuer’s revenues for the year ended December 31, 2004 were $ 5,748,704.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on March 21, 2005 was approximately $1,181,991 based on the closing sales price of the shares of $ 4.22 per share, as reported on the NASDAQ Market on March 21, 2005.

As of March 21, 2005, there were 3,203,556 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 20, 2005 are incorporated by reference into Part III of this Form 10-KSB.

Portions of the registrant’s 2004 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one:) Yes ☐ No ☒.

PART I

Item 1.	Description of Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) was founded in 1992 to provide sophisticated research and development support services in the life sciences on a contract basis to private companies, academic institutions and government agencies. In each of these areas, the Company provides sophisticated macromolecular synthetic and analytical services, integrating individual platform technologies so as to provide a comprehensive approach to solving complex problems in life science research.

The Company provides these services to customers on a contract basis and derives its revenues from these services, and not only from sales of commercial products resulting from the research. This arrangement distinguishes the Company from many other biotechnology companies in that the Company’s revenues are not derived from successful commercialization of a new biotechnology product. The Company has developed a strong reputation as a leading provider of biotechnology research and development analytical services and in particular, has positioned itself as a leading provider of fundamental programs as they relate to bio-defense. The Company is focusing its expansion efforts on increasing its long-term relationships with customers in the private sector biotechnology companies, in major pharmaceutical companies, and in comprehensive government programs. The Company continues to keep pace with new technologies and is able to offer these new services to its customers. In particular, the Company is focused on providing its technology offerings under strict Good Laboratory Practices “GLP” guidelines, which makes the Company very attractive to those entities, which require assurance that the work done is of the highest quality possible.

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

Growth Strategy

On December 16, 2004, the Company purchased the assets of Fairfax Identity Labs, “FIL”, a division of Genetics and In-Vitro Fertilization Institute and their operations were moved to the corporate office in Richmond, VA. The principal focus of the purchase was to increase the revenue base of private paternity, contract paternity testing, and forensic DNA analysis. There has been a significant increase in the number of private paternity cases implemented at the Company and in the number of molecular diagnostic assays performed.

The Company is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; paternity testing, forensic case-work analysis and CODIS (Combined DNA Index System) work through it’s FIL division. While the majority of the Company’s customers are in the private sector, the bulk of the Company’s revenues (about 71%) in 2004 were derived from government contracts, and in particular, from government contracts dealing with bio-defense related matters. Results derived by the Company are used by others to support their own compliance filings, to further their own in-house research efforts, to implement new assay technologies, and the like.

In all its core focus areas, the Company is continuing to grow its contract base. With regard to government contracts, the Company acts as both prime and subcontractor to numerous federal agencies. More often than not, the Company is the prime (if not the only) contractor performing clinical laboratory or comprehensive contracts for its private sector clients. The Company is moving towards equalizing revenues from the private sector and the government sector. To this end, the Company formed an exclusive alliance with Fisher Scientific, LLC, Pittsburgh, PA with the principle objective of using the Fisher sales force to promote CBI’s platform technologies with private sector companies. The Fisher/CBI alliance was officially launched in October, 2004.

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

Other areas for the Company’s growth include:

•	Laboratory Services in Support of Vaccine Development. The Company believes that there is a continuing need for GLP rated facilities to perform validated assay work on experimental vaccines targeting select agent pathogens. CBI is currently performing such work under long-term contracts to different industry clients and has expanded its technical and compliance capabilities in this area.

•	Microbiology. Working individually or teamed with industry partners, CBI offers traditional and cutting edge microbiological analyses. Current clients include those looking to confirm the presence of suspected pathogens in suspicious powders. CBI also is consulting with major food providers to put in place rapid and meaningful assays and surveys for food borne pathogens.

•	Genomics/Proteomics. As the DNA make-up of individual organisms (including humans) is unveiled, CBI is able to help identify and characterize the proteins that make up the “proteome” encoded by the DNA. The Company believes that it’s genomics and proteomics capabilities are well recognized and has received to contracts from non-profit private organizations “IITRI” and from the National Institutes of Health in pursuit of these kinds of studies. CBI specializes at developing novel mass spectral methods for characterization of organismal proteomes.

•	DNA Reference Lab Activities. Through its FIL division, CBI has greatly expanded and enhanced its capabilities in this area, where chain-of-custody and accurate analyses are absolute requisites. In addition to paternity testing, CBI offers analysis of forensic samples, Y-chromosome STR analysis, to help clearly distinguish the male contributor in a mixed DNA sample, genetic and CODIS (Combined DNA Index System) analyses, mitochondrial DNA sequence analysis, to help identify a suspect individual by direct comparison with a maternally related individual, specimen matching and ID Personal DNA Profiling. In this last technology area, termed “CID” for “Confidential Identity,” a client is provided with a DNA profile sufficient to serve as the basis of identification in case of tragedy.

Regulatory Compliance

The Company is registered under the Clinical Laboratories Improvement Act “CLIA” that enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers.

The Company is also accredited under the guidelines of the National Forensic Science Technology Center, “NFSTC”, to perform DNA identity testing for submission of data into the CODIS data base, and is one of a select few commercial facilities nationwide accredited by the NFSTC to perform criminal (felony) DNA database testing for submission into the FBI CODIS database.

The American Association of Blood Banks “AABB” accredits the Company, and the Company has participated in a validation study through the College of American Pathologists “CAP”. Accreditation by the AABB enables the Company to perform paternity testing on private and public cases.

The Company is also accredited by the Centers for Disease Control to receive and handle select agents. The Company operates and maintains an accredited Biosafety level 3 facility which houses bacteriology and virology laboratories.

The Company operates under strict Good Laboratory Practices “GLP” guidelines and has been successfully audited by a number of private companies and governmental agencies.

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

CBI’s competitive edge resides in its ability to provide a wide range of services in fully integrated research programs. There are few major competitors, which offer integrated DNA/RNA and protein/peptide technologies and none that offer these technologies combined with sophisticated biophysical analytical techniques, such as calorimetry, spectroscopy, and mass spectral analysis. Thus, the Company can provide complete research programs to its customers. “One stop biotechnology shopping” has proved attractive in securing long-term contracts with customers ranging from major pharmaceutical industry researchers to major government sponsors of research, including agencies of the Department of Defense.

The services offered by the Company are fully detailed in its promotional brochures, and on its World Wide Web page. The Company offers “fax-on-demand” for customers who seek technology descriptions and pricing information.

Customers

CBI re-defined its client base to focus on long-term project goals, rather than on individual orders for selected technologies. CBI’s clients are from private companies, academic institutions and government agencies across the globe. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through the regulatory process, CBI stands ready as partner of choice to provide the required services that ensure success.

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

The Company has developed a marketing plan which addresses several key issues, including;

•	New web–based initiatives:

The CBI web page is being re-designed to make it more user friendly and easier to navigate. New web sites will promote the forensics capabilities at CBI, and the herpes virus testing platform web page will be upgraded. CBI’s web site prominence will be enhanced through search engine optimization, and finally, the Company is planning on providing periodic, information-based newsletters.

•	A refocus of the Company’s media efforts:

The Company will update and re-vamp its technical brochures, promotional pieces, and trade show booth presentations. Individual sales flyers will be distributed which detail the specific technologies available through CBI. The new trade sale booth is being designed to be versatile enough to serve our diverse client base.

Human Resources

The Company currently has 52 full time employees including 5 employees in administration; 5 in marketing, sales, and/or customer relations; 1 computer network specialist; and 41 employees in laboratory operations. 11 of the Company’s employees hold doctorate degrees, and 7 have master’s degrees. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

Competition

The Company faces several types of competition, but the Company believes that there are fewer than 5 companies which can be considered direct competitors across multiple technologies. However, there are virtually no other companies which offer the breadth of CBI’s services, especially with regard to its expertise in bio-defense related work.

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

The Company anticipates that its pursuit of its growth strategy will subject the Company to a heightened level of government regulation of its operations. For example, in pursuing opportunities to provide analytical services to customers seeking the approval of the United States Food and Drug Administration “FDA” of products, the Company’s operations will become subject to compliance with standards established by the FDA, including inspections by the FDA and other federal, state and local agencies regarding work performed by the Company on specific FDA submission projects. If significant violations are discovered during an inspection, the Company may be restricted from undertaking additional work on projects until the violations are remedied. The Company has a license from the Nuclear Regulatory Commission “NRC” for conduct of work involving radio-nuclides and operates a BSL3 facility under accreditation from the Centers for Disease Control.

Item 2.	Description of Property.

Facilities

Construction of the Company’s present facility was completed in November 1998 at an overall cost of approximately $ 5.1 million financed primarily through the Virginia Small Business Financing Authority “VSBFA” that issued $ 4,000,000 in tax-exempt industrial revenue bonds “IRBs” for the benefit of the Company. On November 17 2004, the Company redeemed the IRBs for a conventional note payable to a bank. The note matures in November 2009, with monthly payments of $25,347 of principal and interest at 5.25%.

The Company’s facility, located in Richmond, VA, encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space, which was purposefully left undeveloped to accommodate new technologies as they come on board. The Company took possession of its current facility in late November 1998, and all labs were fully operational in the facility by mid December 1998. The Company believes that the facility is adequately insured.

Item 3.	Legal Proceedings.

The Company is not subject to any pending legal proceeding required to be disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders in the fourth fiscal quarter of 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The information set forth on page 5 the Company’s 2004 Annual Report to Shareholders under the caption “Market for Common Equity” is incorporated herein by reference.

The following table provides information about our equity compensation plans as of December 31, 2004.

	a Number of securities to be issued upon exercise of outstanding options, warrants and rights	b Weighted-average exercise price of outstanding options, warrants and rights	c Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	855,153	$6.34	184,847
Equity compensation plans not approved by security holders	0	0	0
Total	855,153	$6.34	184,847

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The information set forth on pages 11 through 21 of the Company’s 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 7.	Financial Statements.

The Company’s financial statements and the related notes thereto, together with the report of BDO Seidman LLP for 2004 and 2003, set forth on pages 23 through 39 of the Company’s 2004 Annual Report to Shareholders are incorporated herein by reference.

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

Item 8B	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2004 in a report on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

Directors

The information relating to the directors of the Company set forth in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Shareholders to be held on May 21, 2005 (the “Proxy Statement”) under the caption proposal one is incorporated herein by reference.

Executive Officers

The information relating to the executive officers of the Company set forth in the Proxy Statement under the caption “Management-Business History of Executive Officers” is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in the Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

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

The information set forth in the Proxy Statement under the caption “Security ownership of Certain Beneficial owners and Management” is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

Not applicable.

Item 13.	Exhibits.

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (6)

4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (2)

10.7	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.8	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	1997 Stock Incentive Plan, as amended (1)

10.11	2000 Stock Incentive Plan (4)

10.12	2002 Stock Incentive Plan (5)

13.1	Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004 incorporated in Form 10-KSB (6)

23.1	Letter of Consent from BDO Seidman LLP (6)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 8, 2005, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.

(6)	Filed herewith.

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

2.	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

3.	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

4.	Employment Agreement between the Company and Richard J. Freer (1)

5.	First Amended and Restated Employment Agreement between the Company and Thomas R. Reynolds (2)

6.	First Amended and Restated Employment Agreement between the Company and Robert B. Harris (3)

7.	Executive Severance Agreement between the Company and Richard J. Freer (1)

8.	1997 Stock Incentive Plan (1)

9.	2000 Stock Incentive Plan (4)

10.	2002 Stock Incentive Plan (5)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731, and incorporated by reference herein.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 8, 2005 File No. 001-13467

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration No. 333-116583, and incorporated by reference herein.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Registration No. 333-102368, and incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The information set forth in the Proxy Statement under the caption “Appointment of Independent Registered Public Accountants” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Date: March 30, 2005	By:	/s/ Robert B. Harris, Ph.D.
Robert B. Harris, Ph.D
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Richard J. Freer, Ph.D. Richard J. Freer, Ph.D.	Chairman, COO and Director (Principal Executive Officer)	March 30, 2005

/s/ Robert B. Harris, Ph.D. Robert B. Harris, Ph.D.	President, CEO and Director	March 30, 2005

/s/ Thomas R. Reynolds Thomas R. Reynolds	Executive Vice President, Secretary and Director	March 30, 2005

/s/ James H. Brennan James H. Brennan	Controller (Principal Financial and Accounting Officer)	March 30, 2005

/s/ James P. Causey James P. Causey	Director	March 30, 2005

/s/ Samuel P. Sears, Jr. Samuel P. Sears, Jr.	Director	March 30, 2005

/s/ Gerald P. Krueger PhD. Gerald P. Krueger PhD.	Director	March 30, 2005

/s/ Dr. Donald McAfee Dr. Donald McAfee	Director	March 30, 2005

/s/ Peter C. Einselen Peter C. Einselen	Director	March 30, 2005