Form 10QSB
period 2005-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2005-05-16
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 16, 2005, 3,203,556 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

2

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,774,552	$2,742,034
Accounts receivable	908,726	1,331,940
Prepaid expenses and inventory	219,264	65,221

Total current assets	3,902,542	4,139,195

Property and Equipment, net	6,149,760	5,701,158

Other Assets
Intangible assets, net	524,317	561,569
Mortgage costs, net	104,468	111,086
Goodwill	490,000	490,000

Total other assets	1,118,785	1,162,655

	$11,171,087	$11,003,008

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$527,697	$409,541
Accounts payable and other current liabilities	377,373	388,695
Deferred revenue and customer deposits	183,876	161,511

Total current liabilities	1,088,946	959,747

Long term debt, less current maturities	4,081,453	5,041,200

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized	—	—
March 31, 2005–3,203,556; December 31, 2004 – 3,203,556 shares issued and outstanding
Additional paid-in capital	15,273,870	15,273,870
Accumulated deficit	(9,610,959)	(9,312,062)

Total stockholders’ equity	5,662,911	5,961,808

	$11,171,087	$11,003,008

See Notes To Financial Statements.

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)
Revenue
Lab services	$220,109	$62,329
Commercial contracts	109,826	254,972
Government contracts	776,565	1,032,659
Genetic identity	393,092	15,197
Clinical services	32,191	47,522
Other revenue	3,730	770

Total revenue	1,535,513	1,413,449

Cost of Services
Direct labor	408,514	297,751
Direct materials	306,072	231,689
Overhead	542,219	377,040

Total cost of services	1,256,805	906,480

Selling, General & Administrative	546,083	392,239

Operating income (loss)	(267,375)	114,730

Other income (expense)
Interest expense	(51,091)	(41,871)
Interest income	19,569	748

Total other income (expense)	(31,522)	(41,123)

Net income (loss)	$(298,897)	$73,608

Basic and diluted income (loss) per common share	$(0.09)	$0.03

See notes to financial statements.

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(298,897)	$73,608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	234,683	152,328
Changes in:
Accounts receivable	423,213	195,046
Prepaid expenses and inventory	(154,044)	(36,562)
Accounts payable and other current liabilities	(11,323)	116,757
Deferred revenue	22,274	96,670

Net cash provided by (used in) operating activities	215,906	597,847

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(129,230)	(236,968)
Purchase of FIL, net	(28,343)	—

Net cash provided by ( used in) investing activities	(157,573)	(236,968)

Cash Flows from Financing Activities
Issuance of Common Stock	—	563,383
Principal payments on demand note payable and long term debt	(24,951)	(100,000)
Increase in loan costs	(865)	139,870

Net cash provided by (used in) financing activities	(25,816)	603,252

Net increase (decrease) in cash and cash equivalents	32,517	964,132

Cash and cash equivalents, beginning of period	2,742,035	294,922

Cash and cash equivalents, end of period	$2,774,552	$1,259,054

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$51,091	$126,220

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2004, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following tables summarizes options outstanding:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	889,598	$6.34	1,186,572	$5.03

Granted	91,333	5.79	28,903	4.30
Expired	0	0.00	(27,272)	.97
Exercised	0	0.00	(239,794)	2.63

Options and warrants outstanding at end of period	980,931	6.29	947,564	4.44
Options and warrants exercisable at end of period	980,931	6.29	669,034	6.83

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income/ (loss):	$(298,897)	$73,608
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(338,511)	(79,983)

Proforma net income/(loss)	$(637,408)	$6,375

Income/(loss) per common share:
As reported
Basic	$(0.09)	$0.03
Diluted	$(0.09)	0.03
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$(0.20)	$(0.03)

Basic proforma income (loss) per common share	$(0.29)	$0.00
Diluted proforma income (loss) per common share	$(0.29)	$0.00
Weighted average fair value per option and warrants for option and warrants granted during the year	$3.71	$3.03

Under FASB No. 123, the fair value of each stock option and warrant is estimates on the date of grant using the Bkack-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005. No dividend yield, expected volatility of 118%, risk free interest rate of 4.50% and expected lives of 10 years.

NOTE 3. EARNINGS (LOSS) PER SHARE

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At March 31, 2005, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended
	March 31, 2005	March 31, 2004
Basic Shares	3,203,556	2.602,043
Dilutive effect of stock options	—	107,121

Dilutive Shares	3,203,556	2,709,164

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

The Company is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through it’s Fairfax Identity Labs (FIL) division, paternity testing, forensic case-work analysis and CODIS (Combined DNA Index System) work. In each of these areas, the Company provides sophisticated services, integrating individual platform technologies so as to provide a comprehensive approach to solving complex problems in life science research. While the majority of the Company’s customers are in the private sector, the bulk of the Company’s revenues (about 51% through the first quarter, 2005 and 71% for the year, 2004) were derived from government contracts, and in particular, from government contracts dealing with bio-defense related matters. Results derived by the Company are used by others to support their own compliance filings, to further their own in-house research efforts and to implement new assay technologies.

In the first quarter of 2005, the Company suffered a series of events that adversely affected top line revenues. Continuing delays in the onset of a particular phase I clinical trial analysis contract resulted in delay of nearly $350,000 in estimated revenues for the first quarter 2005. This trial is now scheduled to begin, and CBI expects to receive patient samples starting in early summer. In addition, slower than anticipated patient recruitment for a second clinical trial for which CBI is conducting assay work resulted in a slowed revenue stream.

In early March, the Company experienced a complete shut-down of its BSL3 laboratory suite for nearly a month, while internal quality assurance audits and inspections were completed. In addition, external quality assurance reviews were done by representatives of various federal agencies. As a result of the facility shut-down, we were unable to perform work related to many of our on-going contracts. We estimate that the delayed revenue stream totals nearly $100,000. The labs have since re-opened, and revenues related to these contracts will be realized beginning in the second quarter of 2005. This series of combined events resulted in a push back of more than $500,000 in top line revenues from the first quarter.

In all its core focus areas, the Company expects to continue to increase its contract base. With regard to government contracts, the Company acts as both prime and subcontractor to numerous federal agencies. More often than not, the Company is the prime (if not the only) contractor performing clinical laboratory or comprehensive contracts for its private sector clients.

The Company also derives revenues from clinical support services. Included in this category are molecular assays designed and implemented by the Company to detect the presence of DNA attributable to the various human herpes viruses. Also included in this category are molecular and immuno assays designed and implemented by the Company for on-going clinical study trials with new anti-viral therapeutics and for detection of particular cancer markers and antigens. The Company’s services are also being used in support of fundamental research and development programs for its clients who are developing potential new human therapeutics. There has been a constant increase in the number of molecular diagnostic assays performed at the Company.

On December 16, 2004, the Company purchased the assets of Fairfax Identity Labs (FIL), a division of GIVF Institute. FIL’s operations were moved in their entirety to the Corporate Office in Richmond, Virginia. The principal focus of the purchase was to increase the revenue base derived from genetic identity, private paternity, contract paternity, forensic, and CODIS DNA analyses. Through the first quarter of 2005, the first full quarter of operations of the FIL division, the Company experienced an increase in the number of private and immigration paternity cases.

The Company’s customers consistently provide repeat business to the Company. The Company views commercial and government contracts as it’s most important sources of revenue and for this reason, has moved away from concept of “piece work” for individual investigators. With all its contracts, revenues are generally recognized as services are rendered or as products are delivered. In some instances, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

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

Gross revenues increased by $122,064 or 8.6% from $1,413,449 during the first quarter of 2004 (the “2004 Quarter”) to $1,535,513 during first quarter of 2005 (the “2005 Quarter”).

Lab services increased by $157,780 or 253.1% from $62,329 during the 2004 Quarter to $220,109 during the 2005 Quarter. This increase is primarily due to additional one time request of single projects by our customers.

Commercial contracts decreased by $145,098 or 56.9%, from $254,924 during the 2004 Quarter to $109,826 during the 2005 Quarter. This decrease is primarily due to the completion of six projects that the Company was working in 2004 that were not operational in 2005.

Government contracts decreased by $256,094 or 24.8%, from $1,032,659 during the 2004 Quarter to $776,565 during the 2005 Quarter. As mentioned in the overview section, this decrease was attributable to the complete shut-down of its BSL3 laboratory suite for nearly a month, while internal quality assurance audits and inspections were completed.

Genetic identity increased by $377,895 or 2,486.6%, from $15,197 during the 2004 Quarter to $393,092 during the 2005 Quarter. This increase is a direct result of the purchase of the assets of FIL in December 2004.

Genetic testing decreased by $15,331 or 32.3%, from $47,522 during the 2004 Quarter to $32,191 during the 2005 Quarter. This decrease is a direct result of the continuing delays of a particular phase I clinical trial analysis contract.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $350,325 or 38.6%, from $906,480 during the 2004 Quarter to $1,256,805 during the 2005 Quarter. The cost of services as a percentage of revenue was 81.8% and 64.1% during the 2005 and 2004 Quarters, respectively.

Direct labor increased by $110,763, or 37.2%, from $297,751 during the 2004 Quarter, to $408,514 during the 2005 Quarter. This increase is attributable to the hiring of six new lab support personnel and the additional employees retained from the acquisition of FIL.

The costs for direct materials increased by $74,383, or 32.1%, from $231,689 during the 2004 Quarter, to $306,072 during the 2005 Quarter. As a percentage of revenue, the cost of direct materials was 19.9% and 16.4% during the 2005 and 2004 Quarters respectively. This increase is a direct result of projects during the 2005 Quarter being more material intensive than in the 2004 Quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $165,179 or 43.8%, from $377,040 during the 2004 Quarter to $542,219 during the 2005 Quarter. Increases in overhead are due to additional costs in salaries and benefits, maintenance and repairs and waste disposal and equipment purchases not falling under the capitalization policy of the Company. Additional costs attributable to the FIL acquisition include postage, travel, maintenance and repairs as well as equipment purchases not falling under the capitalization policy of the Company.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $153,844, or 39.3%, from $392,239 during the 2004 Quarter to $546,083 during the 2005 Quarter. As a percentage of revenue, these costs were 35.6% and 27.8% during 2005 and 2004.

Total compensation and benefits increased by $49,012 or 34.3% from $175,738 during the 2004 Quarter to $224,751 during the 2005 Quarter. This increase is attributable to the additional staff retained from the purchase of FIL and the addition of one marketing assistant. Professional fees increased by $14,629 or 25.6% from $58,686 during the 2004 Quarter to $73,515 during the 2005 Quarter. This increase is a result of the first quarter payment made for the beginning of the Sarbanes-Oxley requirements. Office expenses increased by $15,209 or 44.9% from $47,615 during the 2004 Quarter to $62,824 during the 2005 Quarter. This increase is primarily additional travel to visit perspective clients. Other expenses increased by $10,191 or 39.6% from $37,786 during the 2004 Quarter to $45,977 during the 2005 Quarter. This increase is primarily due to increased exposures at trade shows. Amortization costs increased by $70,767 or 2,634.7% from $2,686 in the 2004 Quarter to $73,453 in the 2005 Quarter. This increase is due to the costs associated with the amortization costs incurred as result of the acquisition of FIL and the mortgage refinancing.

Other Income (Expense)

Interest income during the 2005 Quarter compared to the 2004 Quarter increased by $18,821 or 2,516.2% from $748 during the 2004 Quarter to $19,569 during the 2005 Quarter. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2005 and 2004 Quarter’s includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense remained relatively flat in 2005 with the mortgage as compared to 2004 with the Company’s industrial revenue bonds.

Liquidity and Capital Resources

The 2005 Quarter reflected cash provided from operating activities of $215,906, as compared to $597,847 during the 2004 Quarter. This decrease was the result of the Company’s operating loss, partially offset by depreciation and amortization for the 2005 Quarter of $234,683. In addition accounts receivable decreased by $423,213. The 2005 Quarter reflected a use of cash from investing activities of $157,573, as compared to $236,968 during the 2004 Quarter. The increase reflects the purchase of equipment needed to maintain and begin servicing new contract work. The 2005 Quarter reflected net cash used in financing activities of $25,816, as compared to $603,252 during the 2004 Quarter.

Net working capital as of March 31, 2005 and December 31, 2004 was $2,813,596 and $3,179,442 respectively. This decrease is a direct result of additional short term notes for the financing of equipment needed to maintain and begin servicing new projects and the payment for the acquisition of FIL due in December 2005.

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

CBI has met the SEC and NASDAQ Corporate Governance Rules.

As a consequence of the Sarbanes-Oxley Act, the NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ which include:

•	Independent Directors. CBI’s Board is composed of 4 independent and 3 employee directors.

•	The Independent Directors serve on the three principal committees: Audit, Compensation and Nominations.

•	The Independent Directors meet in executive session at each quarterly Board meeting.

•	At least one independent director, Mr. Samuel P. Sears, who serves on the Audit Committee, meets all of the requirements as defined by the SEC for being a “financial expert.”

•	The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from Dr. Robert B. Harris, President and Chief Executive Officer, and on the Company’s website at www.cbi-biotech.com.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Controller (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2005 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended March 31, 2005, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.8	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	1997 Stock Incentive Plan, as amended (1)

10.11	2000 Stock Incentive Plan (4)

10.12	2002 Stock Incentive Plan, as amended (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116583.
(6)	Filed herewith.

(b) Reports on Form 8-K.

On January 18, 2005, the Company filed a Current Report on Form 8-K relating to the receipt of new contracts.

On January 26, 2005, the Company filed a Current Report on Form 8-K relating to the amendment Section 4 of the Company’s Bylaws.

On February 8, 2005, the Company filed a Current Report on Form 8-K relating to the adoption of an amended and restated employment agreement with Dr. Robert B. Harris. In addition the Company announced its earnings for the 2004 fiscal year.

On February 10, 2005, the Company filed a Current Report on Form 8-K relating to the adoption of an amended and restated employment with Mr. Thomas R. Reynolds.

On March 11, 2005, the Company filed a Current Report on Form 8-K relating to the receipt of additional contract awards.

On March 23, 2005, the Company filed a Current Report on Form 8-K announcing the Company’s completion of an internal review of laboratory procedures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Accounting Officer

May 16, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.8	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.9	Executive Severance Agreement for Richard J. Freer (1)

10.10	1997 Stock Incentive Plan, as amended (1)

10.11	2000 Stock Incentive Plan (4)

10.12	2002 Stock Incentive Plan, as amended (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116583.
(6)	Filed herewith.