Form 10QSB
period 2005-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2005-08-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 15, 2005, 3,203,556 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes:  ☐    No:  ☒

Commonwealth Biotechnologies, Inc.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,464,101	$2,742,034
Accounts receivable	1,414,628	1,331,940
Prepaid expenses and inventory	225,022	65,221

Total current assets	4,103,751	4,139,195

Property and Equipment, net	6,033,934	5,701,158

Other Assets
Intangible assets, net	456,307	561,569
Mortgage costs, net	98,870	111,086
Goodwill	490,000	490,000

Total other assets	1,045,177	1,162,655

	$11,182,862	$11,003,008

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$522,025	$409,541
Accounts payable and other current liabilities	372,390	388,695
Deferred revenue and customer deposits	106,654	161,511

Total current liabilities	1,001,069	959,747

Long term debt less current maturities	4,367,771	4,081,453

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized June 30, 2005–3,253,556; December 31, 2004 – 3,203,556 shares issued and outstanding	—	—
Additional paid-in capital	15,489,370	15,273,870
Accumulated deficit	(9,459,848)	(9,312,062)

	6,029,522	5,961,808
Less unearned compensation regarding restricted stock	(215,500)	—

Total stockholders’ equity	5,814,022	5,961,808

	$11,182,862	$11,003,008

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$163,668	$112,220	$383,732	$174,549
Commercial contracts	188,039	215,235	293,940	470,207
Government contracts	1,179,901	998,460	1,960,436	2,031,119
Genetic identity	539,452	16,543	932,544	31,740
Clinical services	39,549	53,927	71,739	101,449
Other revenue	19,475	8,025	23,205	8,795

Total revenue	2,130,084	1,404,410	3,665,596	2,817,859

Costs of services
Direct Labor	532,832	283,781	941,346	581,531
Direct Materials	380,345	235,698	686,417	467,387
Overhead	582,462	404,391	1,144,217	781,432

Total costs of services	1,495,639	923,870	2,771,980	1,830,350

Selling, General & Administrative	440,868	397,090	967,037	782,066

Operating income (loss)	193,577	83,450	(73,421)	205,443

Other income (expenses)
Interest expense	(57,399)	(64,911)	(108,866)	(114,046)
Interest income	14,933	3,547	34,501	4,296

Total other income (expense)	(42,466)	(61,364)	(74,365)	(109,750)

Net Income/(loss)	$151,111	$22,086	$(147,786)	$95,693

Basic income/(loss) per common share	$0.05	$0.01	$(0.05)	$0.03

Diluted income/(loss) per common share	$0.04	$0.01	$(0.05)	$0.03

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Six Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(147,786)	$95,693
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	478,990	308,600
Changes in:
Accounts receivable	(82,688)	(263,864)
Prepaid expenses and inventory	(159,802)	(52,740)
Accounts payable and other current liabilities	(16,215)	(107,643)
Deferred revenue	(55,038)	(5,701)

Net cash provided by (used in) operating activities	17,461	(25,655)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(184,072)	(339,889)
Purchase of FIL, net	(28,343)	—

Net cash ( used in) investing activities	(212,415)	(339,889)

Cash Flows from Financing Activities
Issuance of common stock	—	2,979,905
Principal payments on demand note payable and long term debt	(82,082)	(100,000)
Increase in loan costs	(897)	51,046

Net cash provided by (used in) financing activities	(82,979)	2,930,951

Net increase (decrease) in cash and cash equivalents	(277,934)	2,565,407

Cash and cash equivalents, beginning of period	2,742,034	294,922

Cash and cash equivalents, end of period	$2,464,101	$2,860,329

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$108,866	$114,046

Non-cash investing and financing activities, purchase of equipment through a capitalized lease	$480,976	$—

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Notes To Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2004, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following tables summarizes options outstanding:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	980,931	$6.29	947,564	$4.44

Granted	110,867	4.58	125,200	7.53
Expired	(10,000)	6.00	(131,127)	8.47
Exercised	0	0.00	(26,834)	4.87

Options and warrants outstanding at end of period	1,081,798	5.58	914,603	7.15

Options and warrants exercisable at end of period	914,554	5.58	914.603	7.15

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	889,598	$6.34	1,186,572	$5.03

Granted	202,200	5.13	154,103	6.87
Expired	(10,000)	6.00	(159,244)	.97
Exercised	(0)	0.00	(266,628)	2.69

Options and warrants outstanding at end of period	1,091,798	6.12	914,803	7.15

Options and warrants exercisable at end of period	966,405	5.84	685,006	4.43

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income/(loss:	$151,111	$22,086	$(147,786)	$95,693
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(54,440)	(2,540)	(371,419)	(82,523)

Proforma	$96,671	$19,546	$(519,205)	$13,170

Income/(loss) per common share:
As reported
Basic	$0.05	$0.01	$(0.05)	$0.03
Diluted	$0.04	$0.01	$(0.05)	$0.03
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$(0.02)	$0.00	$(0.11)	$(0.02)

Basic proforma income (loss) per common share	$0.03	$0.01	$(0.16)	$(0.01)
Diluted proforma income (loss) per common share	$0.02	$0.01	$(0.16)	$(0.01)

Under FASB No. 123, the fair value of each stock option and warrant is estimates on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005. No dividend yield, expected volatility of 27%, risk free interest rate of 3.94% and expected lives of 10 years.

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

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic Shares	3,203,556	2,810,919	3,23,556	2,717,327
Dilutive effect of stock options	185,593	315,630	0	259,307

Dilutive Shares	3,389,149	3,126,549	3,203,556	2,976,634

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

The Company is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through it’s Fairfax Identity Labs (FIL) division, paternity testing, forensic case-work analysis and CODIS (Combined DNA Index System) work. In each of these areas, the Company provides sophisticated services, integrating individual platform technologies so as to provide a comprehensive approach to solving complex problems in life science research. The Company is particularly well recognized for its expertise in Program Management, which represents additional value for its customer base.

While the majority of the Company’s customers are in the private sector, the bulk of the Company’s revenues (about 55% in the second quarter, 2005 and 53% for the year) were derived from government contracts, and in particular, from government contracts dealing with bio-defense related matters. Results derived by the Company are used by others to support their own compliance filings, to further their own in-house research efforts and to implement new assay technologies.

In all its core focus areas, the Company expects to continue to increase its contract base, but the most significant growth areas continue to be in bio-defense, in laboratory support for clinical trial work, and in its FIL division. The Company is working diligently at improving its contract position in the private sector. With regard to government contracts, the Company acts as both prime and subcontractor to numerous federal agencies.

The Company’s FIL division continues to increase its market share in private and state paternity test analyses. Lately, FIL has become a principal source of paternity testing for immigration purposes, and has become a primary service provider for immigration testing in the Caribbean and for several countries in the lower Asia Peninsula. FIL was recently re-accredited after its move by the NFSTC for CODIS and forensic work, and is currently competing for new contracts in these service areas. For the second quarter, 2005, the revenue increase experienced by FIL is primarily attributable to work on one of our existing CODIS accessioning contracts, and this contract is expected to be renewed shortly for CODIS accessioning work at least through the third quarter, 2007.

In the third and fourth quarters, 2005, in addition to the anticipated award for additional CODIS work ($875,000), CBI will also begin work on other new contracts received, which are now being announced. Much of the new contract work is again focused in bio-defense related activities, ranging from investigations into bio-agent characterization (about $550,000) to analysis of real world samples for the presence of particular select agents (about $100,000). Other new contract activities include purification of cellular antigens, cloning and sequence analysis of recombinant plasmids, and development of real-time PCR assays for selected gene targets (total $200,000). For the most part, work on these new contracts will extend into 2006. Also, a major clinical trial study being directed by one of CBI’s contract clients was begun in August. Yet another clinical trial program will begin in September. As a result, Management expects revenues from clinical trial lab support to increase through the remainder of the year and to increase throughout 2006. These latter contracts have been previously announced by the Company.

The Company’s customers consistently provide repeat business to the Company. The Company has moved away from concept of “piece work” for individual investigators. With all its contracts, revenues are generally recognized as services are rendered or as products are delivered. In some instances, revenue is also recognized with performance-based installments payable over the contract.

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004.

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

Total revenues increased by $725,674 or 51.6% from $1,404,410 during the second quarter of 2004 (the “2004 Quarter”) to $2,130,084 during second quarter of 2005 (the “2005 Quarter”).

Revenues realized from lab services increased by $51,448 or 45.8% from $112,220 during the 2004 Quarter to $163,668 during the 2005 Quarter. This increase is primarily due to additional work flow for customers that required research on one time projects.

Revenues realized from commercial contracts decreased by $27,916 or 12.6%, from $215,235 during the 2004 Quarter to $188,039 during the 2005 Quarter. This decrease is primarily due to the completion of six projects that the Company was working in 2004 that were not operational in 2005.

Revenues realized from various government contracts increased by $181,441 or 18.1%, from $998,460 during the 2004 Quarter to $1,179,901 during the 2005 Quarter. This increase was primarily due to the startup of additional contracts with the DynPort Company during the quarter.

Revenues realized from genetic testing increased by $522,909 or 3,160.9%, from $16,543 during the 2004 Quarter to $539,452 during the 2005 Quarter. This increase is a direct result of the purchase of the assets of FIL in December 2004.

Clinical testing decreased by $14,378 or 26.6%, from $53,927 during the 2004 Quarter to $39,549 during the 2005 Quarter. This decrease is a direct result of the continuing delays of a particular phase I clinical trial analysis contract which is expected to begin in August of this year.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $571,769 or 61.8%, from $923,870 during the 2004 Quarter to $1,495,639 during the 2005 Quarter. The cost of services as a percentage of revenue was 70.2% and 65.7% during the 2005 and 2004 quarters, respectively.

The costs for direct labor increased by $249,051, or 87.7%, from $283,781 during the 2004 Quarter, to $532,832 during the 2005 Quarter. This increase is attributable to the hiring of six new lab support personnel and the additional employees (eleven) retained from the acquisition of FIL.

The costs for direct materials increased by $144,647, or 61.3%, from $235,698 during the 2004 Quarter, to $380,345 during the 2005 Quarter. As a percentage of revenue, the cost of direct materials was 17.8% and 16.7% during the 2005 and 2004 Quarters respectively. This increase is a direct result of projects during the 2005 Quarter being more material intensive than in the 2004 Quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, amortization costs from the FIL acquisition, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $178,071, or 44.0%, from $404,391 during the 2004 Quarter to $582,462 during the 2005 Quarter. This increase is primarily due to additional benefits of the new employees hired in 2005 ($18,184), amortization costs charged from the acquisition of FIL ($73,944), whereas in 2004 there were no expenses charged to this account. Other increases include depreciation ($46,526), insurance ($11,275) and postage ($24,209).

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $43,778, or 11.0%, from $397,090 during the 2004 Quarter to $440,868 during 2005 Quarter. As a percentage of revenue, these costs were 20.6% and 28.2% during 2005 and 2004.

Total compensation and benefits decreased by $15,909 or 13.9% from $114,386 during the 2004 Quarter to $98,477 during the 2005 Quarter. This decrease is attributable to salaries being allocated to marketing costs. Professional Fees decreased by $25,806 or 34.5% from $74,786 during the 2004 Quarter to $48,980 during the 2005 Quarter. This decrease is due to the allocation of insurance costs charged against overhead . Taxes increased by $6,490 or 33.2% from $19,491 during the 2004 Quarter to $25,981 during the 2005 Quarter. This increase is due to additional sales tax paid for materials purchased. Office expense increased by $14,603, or 41.8% from $34,927 during the 2004 Quarter to $49,530 during the 2005 Quarter. This increase is primarily due to one time consulting fees paid by the Company for additional staffing.

Marketing costs increased by $102,188 or 120.6%, from $84,679 during the 2004 Quarter to $186,868 during the 2005 Quarter. This increase was primarily due to additional FIL staff brought on by the acquisition. Additional expenditures in public relations and advertising also contributed to the increase in costs.

Other Income (Expenses)

Interest income during the 2004 Quarter compared to the 2005 Quarter increased by $11,386 or 320.9% from $3,547 during the 2004 Quarter to $14,933 during the 2005 Quarter. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2005 and 2004 Quarter’s includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense decreased by $7,512 or 11.6% from $64,911 during the 2004 Quarter to $57,399 during the 2005 Quarter.

Results of Operations

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004.

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

Total revenues increased by $847,737 or 30.0% from $2,817,859 during the 2004 Period (“the 2004 Period”) to $3,665,596 during the 2005 Period (“the 2005 Period”).

Revenues realized from lab services increased by $209,183 or 119.8% from $174,549 during the 2004 Period to $383,732 during the 2005 Period. As mentioned in the quarterly comparisons, this increase is primarily due to the continuation of additional one time requests of single projects.

Revenues realized from various commercial contracts decreased by $176,267 or 37.4%, from $470,207 during the 2004 Period to $293,940 during the 2005 Period. This decrease is primarily to the completion of multiple contracts in 2004.

Government contracts decreased by $70,683 or 3.4%, from $2,031,119 during the 2004 Period to $1,960,436 during the 2005 Period. This decrease was attributable to the complete shut-down of its BSL3 laboratory suite for nearly a month during the first quarter, while internal quality assurance audits and inspections were completed.

Revenues realized from genetic testing increased by $900,804 or 2,838.0%, from $31,740 during the 2004 Period to $932,544 during the 2005 Period. This increase is a direct result of the purchase of the assets of FIL in December 2004.

Clinical testing decreased by $29,710 or 29.3%, from $101,449 during the 2004 Period to $71,739 during the 2005 Period. This decrease is a direct result of the continuing delays of a particular phase I clinical trial analysis contract which is expected to begin in August of this year.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $941,630 or 51.4%, from $1,830,350 during the 2004 Period to $2,771,980 during 2005 Period. The cost of services as a percentage of revenue was 75.6% and 64.9% during the 2005 and 2004 periods, respectively.

The costs for direct labor increased by $359,815, or 61.8%, from $581,531 during the 2004 Period, to $941,346 during the 2005 Period. This increase is attributable to the hiring of six new lab support personnel and the additional employees (eleven) retained from the acquisition of FIL.

The costs for direct materials increased by $219,030, or 46.8%, from $467,387 during the 2004 Period, to $686,417 during the 2005 Period. This increase is directly attributable to additional projects in 2004 compared to 2003. As a percentage of revenue, the cost of direct materials was 18.7% and 16.5% during the 2005 and 2004 Periods respectively. This increase is a direct result of projects during the 2005 Period being more material intensive than in the 2004 Period.

Overhead cost consists of indirect labor, depreciation, freight charges, amortization costs from the FIL acquisition, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $362,785, or 46.4%, from $781,432 during the 2004 Period to $1,144,217 during the 2005 Period. This increase is primarily due to additional benefits of the new employees hired in 2005 ($46,449), amortization costs charged from the acquisition of FIL ($147,889), whereas in 2004 there were no expenses charged to this account. Other increases include maintenance and repairs ($12,919), waste removal ($17,899) and postage ($49,572).

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $184,971, or 23.6%, from $782,066 during the 2004 Period to $967,037 during 2005 Period. As a percentage of revenue, these costs were 26.3% and 27.7% during 2005 and 2004, respectively.

Total compensation and benefits decreased by $65,725 or 25.5% from $257,486 during the 2004 Period to $191,761 during the 2005 Period. This decrease is attributable to salaries being allocated to marketing. Taxes increased by $11,030, or 29.3%, from $37,548 during the 2004 Period to $48,579 during the 2005 Period. This increase is due to additional sales tax paid for materials purchased. Office expenses increased by $15,063 or 22.2% from $67,591 during the 2004 Period to $82,654 during the 2005 Period. This increase is primarily additional travel for the management to attend the Fisher Scientific sales meeting to begin the process of using the Fisher sales force to promote CBI’s platform technologies with private sector companies.

Management believes that marketing is the life-blood of the Company and has identified a portion of the cash reserves to be used for marketing related activities. Thus, as expected, marketing costs increased by $228,689 or 160.3%, from $142,654 during the 2004 Period to $371,343 during the 2005 Period. Salary support for new marketing personnel brought in with the acquisition of FIL, and payments to outside professional companies which are working on improving and enhancing the Company’s web page and e-market exposure, and at branding the Company’s and focusing the Company’s client base contributed to this cost increase. The Company has also increased its exposure at selected trade shows and has recently re-vamped its printed marketing materials and its trade-show booth. Marketing expenditures will continue at these higher levels throughout the remainder of 2005 and into the early quarters of 2006.

Other Income (Expenses)

Interest income during the 2004 Period compared to the 2005 Period increased by $30,205 or 7,031.0% from $4,296 during the 2004 Period to $34,501 during the 2005 Period. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2005 and 2004 Period’s includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense decreased by $5,180 or .04% from $114,046 during the 2004 Period to $108,866 during the 2005 Period.

Liquidity and Capital Resources

The 2005 Period reflected cash provided by in operating activities of $17,461, as compared to cash used in operating activities of $25,655 during the 2004 Period. This increase was the result of the Company’s positive cash flow changes in the working capital accounts, primarily in accounts receivable and accounts payable. The 2005 Period reflected a use of cash from investing activities of $212,415, as compared to $339,889 during the 2004 Period. The decrease reflects the purchase of equipment needed to maintain and begin servicing new contract work. The 2005 Period reflected net cash used in financing activities of $82,979, as compared to net cash provided by financing activities of $2,930,951 during the 2004 Period, primarily due to issuance of common stock for proceeds of $2,979,905, net.

Net working capital as of March 31, 2005 and December 31, 2004 was $3,102,682 and $3,179,448 respectively. This decrease is a direct result of additional short term notes for the financing of equipment needed to maintain and begin servicing new projects and the payment for the acquisition of FIL due in December 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Controller (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2005 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended June 30, 2005, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2005, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting.

1.	The Shareholders elected Peter C. Einselen, Robert B. Harris, PhD., Samuel P. Sears, Jr. (Class II Directors) to terms expiring in 2008 and Gerald P. Krueger (Class III Director) to a term expiring in 2006 or until their successors are elected and shall have qualified. The votes were as follows:

Director	Votes Cast For	Votes Cast Against	Votes Withheld Broker Non-Votes
Peter C. Einselen	2,695,094	109,706	0
Robert B. Harris, PhD.	2,792,044	12,756	0
Samuel P. Sears, Jr.	2,794,444	10,356	0
Gerald P. Krueger	2,697,934	73,730	0

2.	The shareholders of the Company did not ratify the approval of the Creation of Blank Check Preferred Stock.

Votes Cast For	Votes Cast Against	Abstain	Votes Withheld Broker Non-Votes
565,462	518,922	6,696	1,713,720

3.	The shareholders of the Company ratified the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending December 31, 2005. The votes were as follows:

Votes Cast For	Votes Cast Against	Abstain	Votes Withheld Broker Non-Votes
2,794,750	6,550	6,696	0

The following individuals’ terms as directors of the Company continued after the meeting:

Director Name	Class	Term Expires
Richard J. Freer, Ph.D.	III	2006
Donald A. McAfee	III	2006
Thomas R. Reynolds	I	2007
James D. Causey	I	2007

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.8	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.9	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.10	1997 Stock Incentive Plan, as amended (1)

10.11	2002 Stock Incentive Plan, as amended (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116583.
(6)	Filed herewith.

(b)	Reports on Form 8-K.

On April 21, 2005, the Company filed a Current Report on Form 8-K relating to the receipt of new contracts.

On May 9, 2005, the Company announced the release of its financial results for the first quarter ended March 31, 2005.

On June 28, 2005, the Company filed a Current Report on Form 8-K relating to the adoption of an amended and restated employment agreement with Dr. Richard J. Freer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Certificate (1)

10.1	Placement Agreement by and between the Company and Anderson & Strudwick, Incorporated (“A&S”) (1)

10.2	Warrant Agreement between the Company and A&S (1)

10.3	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.4	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.5	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.6	Employment Agreement for Richard J. Freer (1)

10.7	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.8	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.9	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.10	1997 Stock Incentive Plan, as amended (1)

10.11	2002 Stock Incentive Plan, as amended (5)

31.1	Certification of Robert B. Harris, Ph.D. (6)

31.2	Certification of James H. Brennan (6)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (6)

32.2	Section 906 Certification of James H. Brennan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-116583.
(6)	Filed herewith.