Form 10QSB
period 2005-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2005-11-10
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 10, 2005, 3,253,556 shares of common stock, without par value per share, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,788,303	$2,742,034
Accounts receivable	1,475,130	1,331,940
Prepaid expenses and inventory	231,816	65,221

Total current assets	4,495,249	4,139,195

Property and Equipment, net	5,892,075	5,701,158

Other Assets
Intangible assets, net	387,093	561,569
Mortgage costs, net	93,273	111,086
Goodwill	490,000	490,000

Total other assets	970,366	1,162,655

	$11,357,690	$11,003,008

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$463,970	$409,541
Accounts payable and other current liabilities	404,169	388,695
Deferred revenue and customer deposits	17,542	161,511

Total current liabilities	885,681	959,747

Long Term Debt
Bonds payable	4,391,900	4,081,453

Total long term debt	4,391,900	4,081,453

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized September 30, 2005–3,253,556; December 31, 2004 – 3,203,556 shares issued and outstanding	—	—
Additional paid-in capital	15,489,371	15,273,870
Accumulated deficit	(9,205,706)	(9,312,062)
Less unearned compensation regarding restricted stock	(203,556)	—

Total stockholders’ equity	6,080,109	5,961,808

	$11,357,690	$11,003,008

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$143,223	$164,858	$523,370	$339,407
Commercial contracts	193,313	262,232	508,137	732,438
Government contracts	1,135,619	912,206	3,078,756	2,943,325
Genetic identity	610,715	23,255	1,543,259	54,995
Clinical services	169,144	44,506	240,884	145,955
Other revenue	29,560	360	52,765	9,155

Total revenue	2,281,574	1,407,417	5,947,171	4,225,275

Costs of services
Direct Labor	477,710	292,943	1,419,056	874,474
Direct Materials	311,708	180,039	998,124	647,426
Overhead	573,787	370,653	1,718,005	1,152,083

Total costs of services	1,363,205	843,635	4,135,185	2,673,983

Selling, General & Administrative	617,371	402,017	1,584,408	1,184,083

Operating income	300,998	161,765	227,578	367,209

Other income (expenses)
Interest expense	(61,297)	(64,421)	(170,164)	(178,466)
Interest income	14,441	7,090	48,942	11,384

Total other income (expense)	(46,856)	(57,331)	(121,222)	(167,082)

Net Income	$254,142	$104,434	$106,356	$200,127

Basic income per common share	$0.08	$0.03	$0.03	$0.07

Diluted income per common share	$0.08	$0.03	$0.03	$0.06

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$106,356	$200,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	736,808	454,110
Changes in:
Accounts receivable	(143,191)	(462,961)
Prepaid expenses and inventory	(166,596)	(66,072)
Accounts payable and other current liabilities	15,475	(223,765)
Deferred revenue	(144,060)	(7,661)

Net cash provided by (used in) operating activities	404,064	(106,222)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(269,045)	(478,523)
Purchase of FIL, net	(28,947)	(1,626)

Net cash provided by( used in) investing activities	(297,992)	(480,149)

Cash Flows from Financing Activities
Issuance of common stock	—	2,951,624
Increase in loan costs	(1,840)	—
Principal payments on demand note payable and long term debt	(57,963)	(100,000)
Decrease in restricted cash	—	85,762

Net cash provided by (used in) by financing activities	(59,803)	2,937,386

Net increase in cash and cash equivalents	46,269	2,351,014

Cash and cash equivalents, beginning of period	2,742,034	294,922

Cash and cash equivalents, end of period	$2,788,303	$2,645,936

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$170,164	$178,466

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2004, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of CBI, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following tables summarizes options outstanding:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	1,081,798	$6.12	914,803	$5.59

Granted	10,250	6.00	1,750	5.26
Expired	(174,500)	6.50	(4,900)	7.04
Exercised	0	0.00	0	0.00

Options and warrants outstanding at end of period	917,548	6.04	911,654	5.57

Options and warrants exercisable at end of period	823,431	6.20	689,606	8.38

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	889,598	$6.34	1,186,572	$5.01

Granted	212,450	5.13	155,853	6.85
Expired	(184,500)	6.47	(164,144)	7.22
Exercised	0	0.00	(266,628)	2.69

Options and warrants outstanding at end of period	917,548	6.04	911,654	5.57

Options and warrants exercisable at end of period	823,431	6.20	689,606	8.38

	Three Months Ended September 30, 2005	Three Months Ended September30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net income (loss):	$254,142	$104,434	$106,356	$200,127
As reported
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(46,141)	(9,205)	(401,453)	(133,781)

Proforma income (loss)	$208,001	$95,229	$(295,097)	$66,346

Income/(loss) per common share:
As reported
Basic	$0.08	$0.03	$0.03	$0.07
Diluted	$0.08	$0.03	$0.03	$0.06
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$(0.02)	$0.00	$(0.12)	$(0.01)
Basic proforma income (loss) per common share	$0.06	$0.03	$(0.09)	$(0.06)
Diluted proforma income (loss) per common share	$0.06	$0.03	$(0.09)	$(0.05)

Under FASB No. 123, the fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005. No dividend yield; expected volatility for the quarter and year to date of 35% and 27% respectively and risk free interest rate for the quarter and year to date of 4.34% and of 3.94% respectively, with expected lives of 10 years.

NOTE 3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net earnings by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Basic Shares	3,253,556	3,201,556	3,221,019	2,933,438
Dilutive effect of stock options	118,033	173,902	105,265	189,900

Dilutive Shares	3,371,589	3,375,458	3,326,284	3,123,338

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Financial Statements and Notes of Commonwealth Biotechnologies, Inc. (“CBI”) included herein.

Overview

CBI is a solutions provider to the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. CBI has crafted a stimulating, open environment where scientists collaborate among themselves and with our clients, take on interesting challenges and develop creative solutions. Through its Fairfax Identity Labs (“FIL”) division, CBI offers comprehensive genetic identity testing, including paternity, forensic, and Convicted Offender DNA Index System (“CODIS”) analyses. CBI is accredited by the American Association of Blood Banks, Clinical Laboratory Investigation Act (“CLIA”), and the National Forensic Science Technology Council, and operates fully accredited BSL-3 laboratory. The results of a recent branding analysis done by CBI shows that it enjoys an excellent reputation with its customers and that CBI is valued for its ability to bring novel and imaginative solutions to problems in life-sciences research.

CBI is a preferred provider of early development contract research. CBI facilitates strategic decisions to both short term and long term clients. CBI offers both Good Laboratory Practices (GLP and non-GLP) rated services, and accommodates all levels of service, from bench to production scale processes. CBI prides itself on its high throughput and fully integrated platform technologies, and over the years, has put in place numerous specialty labs, including Biosafety level 3 labs for bacteriology and virology, a DNA reference Lab, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs.

CBI has the experience and expertise usually found in much larger contract research organizations (“CROs”). CBI has extensive experience in contract and program management work in both the government and private sectors and is well-recognized for expertise in molecular genetics, mass spectrometry, peptide synthesis, DNA sequence analysis and reference lab work.

CBI is vigorously pursuing revenue opportunities in three principal focus areas: bio-defense; laboratory support services for on-going clinical trials; and comprehensive contract projects in the private sector. While the majority of CBI’s customers are in the private sector, the bulk of CBI’s revenues (about 70% through the 3rd Quarter 2005) are derived from government contracts, and in particular, from government contracts dealing with bio-defense related matters. However, CBI remains committed to equalizing revenues from the private sector and the government sector.

CBI acts as both prime and subcontractor for bio-defense related work. More often than not, CBI is the prime (if not the only) contractor performing clinical laboratory or comprehensive contracts for its private sector clients.

CBI’s customers provide repeat business to the CBI. CBI views commercial and government contracts as its most important sources of revenue. For this reason, it is beginning to move away from concept of “piece work” for individual investigators. Further, CBI is now emphasizing its creative solutions approach, rather than its large litany of individual technology offerings. The branding analysis shows that CBI’s customers see its creative solutions approach as a value added, and are willing to contract with CBI for this premium service. CBI has entirely re-vamped its web page (www.cbi-biotech.com) to help clarify its potential role is solving its customers problems. With all its contracts, revenues are generally recognized as services are rendered or as products are delivered. In some instances, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004.

Revenues

CBI experienced fluctuations in all revenue categories. Continuation of existing projects, or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond CBI’s control, such as the timing of product development and commercialization programs of CBI’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Gross revenues increased by $874,157 or 62.1% from $1,407,417 during the third quarter of 2004 (the “2004 Quarter”) to $2,281,574 during third quarter of 2005 (the “2005 Quarter”).

Revenues realized from lab services decreased by $21,635 or 13.2% from $164,858 during the 2004 Quarter to $143,223 during the 2005 Quarter. This decrease is primarily due to a slow down of one-time projects coming into CBI.

Revenues realized from commercial contracts decreased by $68,919 or 26.3%, from $262,232 during the 2004 Quarter to $193,313 during the 2005 Quarter. This decrease is primarily due to the completion of six projects that CBI was working in 2004 that were not operational in 2005.

Revenues realized from various government contracts increased by $223,413 or 24.5%, from $912,206 during the 2004 Quarter to $1,135,619 during the 2005 Quarter. This increase was primarily due to the startup and the continuation of additional contracts with the DynPort Company during the quarter.

Revenues realized from genetic testing increased by $587,460 or 2,526.2%, from $23,255 during the 2004 Quarter to $610,715 during the 2005 Quarter. This increase is a direct result of the purchase of the assets and operations of Faifax Identity Labs in December 2004. CBI has added clients to its base bringing in additional revenues to CBI. CBI has also increased the workload from existing projects throughout the quarter.

Clinical testing increased by $124,638 or 280.0%, from $44,506 during the 2004 Quarter to $169,144 during the 2005 Quarter. This increase is a direct result of the startup of work from a major customer, for clinical trials on HHV that was previously delayed.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $519,570 or 61.6%, from $843,635 during the 2004 Quarter to $1,363,205 during the 2005 Quarter. The cost of services as a percentage of revenue was 59.7% and 59.9% during the 2005 and 2004 quarters, respectively.

The costs for direct labor increased by $184,767, or 63.1%, from $292,943 during the 2004 Quarter, to $477,710 during the 2005 Quarter. This increase is attributable to the hiring of six new lab support personnel and the additional eleven employees retained from the acquisition of FIL.

The costs for direct materials increased by $131,669, or 73.1%, from $180,039 during the 2004 Quarter, to $311,708 during the 2005 Quarter. This increase is directly attributable to the additional amount of work performed on projects during the quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $203,134, or 54.8%, from $370,653 during the 2004 Quarter to $573,787 during the 2005 Quarter. This increase is primarily due to additional benefits of the new employees hired in 2005 ($72,349), and amortization costs charged from the acquisition of FIL ($72,501), whereas in 2004 there were no expenses charged to this account. Other increases include depreciation ($21,435), utilities ($8,316), leased equipment and maintenance and repair of existing equipment ($13,092) and postage ($26,992).

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $215,354, or 53.6%, from $402,017 during the 2004 Quarter to $617,371 during 2005 Quarter. As a percentage of revenue, these costs were 27.0% and 28.6% during 2005 and 2004 Quarters respectively.

Total compensation and benefits increased by $89,430 or 74.1% from $120,659 during the 2004 Quarter to $210,089 during the 2005 Quarter. This increase is attributable to the accrual for the restricted stock compensation package for senior management as well as accrued bonuses. Depreciation expense increased by $4,597 or 20.1% from $22,840 during the 2004 Quarter to $27,437 during the 2005 Quarter. This increase is primarily due to additional equipment. Professional fees decreased by $18,534 or 18.7% from $99,109 during the 2004 Quarter to $80,575 during the 2005 Quarter. This decrease is due to a decrease in consulting fees in 2005. Other costs increased by $15,711, or 88.9% from $17,676 during the 2004 Quarter to $33,787 during the 2005 Quarter. This increase is primarily due donations made by CBI for the relief efforts related to Hurricane Katrina.

Marketing costs increased by $124,435 or 186.8%, from $66,575 during the 2004 Quarter to $190,946 during the 2005 Quarter. This increase was primarily due to additional FIL staff brought on by the acquisition and the allocation of salaries and benefit costs to marketing ($97,037). Additional expenditures included consulting fees ($25,058) in which CBI hired outside consultants to evaluate where CBI should increase its marketing efforts and increased public relations and advertising also contributed costs.

Other Income (Expenses)

Interest income during the 2004 Quarter compared to the 2005 Quarter increased by $7,351 or 103.7% from $7,090 during the 2004 Quarter to $14,441 during the 2005 Quarter. This increase represents interest earned from CBI’s investments. Interest expense incurred by CBI during the 2005 and 2004 Quarter’s includes interest paid for CBI’s mortgage from the refinancing of CBI’s facility. Interest expense remained relatively flat between 2005 and 2004.

Results of Operations

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004.

Revenues

As mentioned in the quarterly comparisons, CBI experienced fluctuations in all revenue categories. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond CBI’s control, such as the timing of product development and commercialization programs of CBI’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Gross revenues increased by $1,721,896 or 40.8% from $4,225,275 during the 2004 Period (the “2004 Period”) to $5,947,171 during the 2005 Period (the “2005 Period”).

Revenues realized from lab services increased by $183,963 or 54.2% from $339,407 during the 2004 Period to $523,370 during the 2005 Period. Although CBI reported an increase for the Quarter, CBI desires to continue to move away from short term work and begin to focus on long-term commercial and government contracts.

Revenues realized from various commercial contracts decreased by $224,301 or 30.6%, from $732,438 during the 2004 Period to $508,137 during the 2005 Period. This decrease is primarily to the completion of multiple contracts in 2004.

Government contracts increased by $135,431 or 4.6%, from $2,943,325 during the 2004 Period to $3,078,756 during the 2005 Period. This increase was primarily due to the startup and the continuation of additional contracts with the DynPort Company during the quarter.

Revenues realized from genetic testing increased by $1,488,264 or 2,706.2%, from $54,995 during the 2004 Period to $1,543,259 during the 2005 Period. This increase is a direct result of the purchase of the assets and operations of FIL in December 2004.

Clinical testing increased by $94,929 or 65.0%, from $145,955 during the 2004 Period to $240,884 during the 2005 Period. This increase is a direct result of the startup of work from a major customer, for clinical trials on HHV that was previously delayed.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $1,461,202 or 54.6%, from $2,673,983 during the 2004 Period to $4,135,185 during 2005 Period. The cost of services as a percentage of revenue was 69.5% and 63.3% during the 2005 and 2004 periods, respectively.

The costs for direct labor increased by $544,582, or 62.3%, from $874,474 during the 2004 Period to $1,419,056 during the 2005 Period. This increase is attributable to additional projects in 2005 compared to 2004 as well as the hiring of additional lab support personnel and additional employees retained from the acquisition of FIL.

The costs for direct materials increased by $350,698, or 54.2%, from $647,426 during the 2004 Period, to $998,124 during the 2005 Period. This increase is directly attributable to additional projects in 2005 compared to 2004.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $565,922 or 49.1%, from $1,152,083 during the 2004 Period to $1,718,005 during the 2005 Period. This increase is primarily due amortization costs charged from the acquisition of FIL ($215,019), whereas in 2004 there were no expenses charged to this account. Other increases include maintenance and repairs ($22,812), lease expenses ($11,573), depreciation ($45,773), utilities ($17,304) waste removal ($14,952) and postage ($71,256) which is charged against the FIL portion of the business.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $400,325, or 33.8%, from $1,184,083 during the 2004 Period to $1,584,408 during 2005 Period. As a percentage of revenue, these costs were 26.6% and 28.0% during 2005 and 2004, respectively.

Total compensation and benefits increased by $24,678 or 6.5% from $378,145 during the 2004 Period to $402,822 during the 2005 Period. This increase is attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for bonuses. Depreciation expense increased by $9,233 or 12.9% from $71,368 during the 2004 Period to $80,601 during the 2005 Period. This increase is primarily due to additional administrative equipment. Equipment repairs and leases decreased by $7,921 or 21.5% from $36,891 during the 2004 Period to $28,970 during the 2005 Period. This decrease is a result of the elimination and refinancing of equipment used to support the administrative staff. Professional fees decreased by $15,993, or 6.9%, from $231,081 during the 2004 Period to $215,087 during the 2005 Period. This decrease is due to a decrease in consulting fees in 2005.

Taxes increased by $13,343 or 24.2% from $55,151 during the 2004 Period to $68,494 during the 2005 Period. This increase is due to additional sales tax paid for materials purchased. This increase is primarily supplies and postage required for the support staff. Other costs increased by $7,586, or 12.1% from $62,502 during the 2004 Period to $70,088 during the 2005 Period. This increase is primarily due donations made by CBI for the relief efforts related to Hurricane Katrina.

Marketing costs increased by $351,958 or 168.2%, from $209,230 during the 2004 Period to $561,188 during the 2005 Period. This increase was primarily due to additional FIL staff brought on by the acquisition and the allocation of salaries and benefit costs to marketing ($295,673). Additional expenditures included consulting fees ($14,058), advertising materials ($13,614), public relations ($14,591) and trade shows ($13,769).

Other Income (Expenses)

Interest income during the 2004 Period compared to the 2005 Period increased by $37,558 or 329.9% from $11,384 during the 2004 Period to $48,942 during the 2005 Period. This increase represents interest earned from CBI’s investments. Interest expense incurred by CBI during the 2005 and 2004 Period’s includes interest paid for CBI’s mortgage from the refinancing of CBI’s facility. Interest expense remained relatively flat between 2005 and 2004.

Liquidity and Capital Resources

The 2005 Period reflected cash provided by operating activities of $404,064, as compared to cash used in operating activities of $106,222 during the 2004 Period. This increase was the result of CBI’s positive cash flow changes in the working capital accounts, primarily in accounts receivable and accounts payable. The 2005 Period reflected a use of cash from investing activities of $297,992, as compared to $480,149 during the 2004 Period. The decrease reflects the purchase of equipment in 2004 needed to maintain and begin servicing new contract work. The 2005 Period reflected net cash used in financing activities of $59,803, as compared to net cash provided by financing activities of $2,937,386 during the 2004 Period, primarily due to issuance of common stock for proceeds of $2,979,905, net during the 2004 Period.

Net working capital as of September 30, 2005 and December 31, 2004 was $3,609,568 and $3,179,448 respectively. The current ratio for the 2005 Period is 5.08 as compared to 4.31 during the 2004 Period. This increase is a direct result of: increases in cash, accounts receivables and prepaid expenses; and a reduction in deferred revenue for work that was completed during the 2005 Period.

Critical Accounting Policies

A summary of CBI’s critical accounting policies follows:

Estimates: The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition: CBI recognizes revenue upon the completion of laboratory service projects, or upon the delivery and acceptance of biologically relevant materials that have been synthesized in accordance with project terms. Laboratory service projects are generally administered under fee for service contracts. Any revenues from research and development arrangements, including corporate contracts and research grants, are recognized pursuant to the terms of the related agreements as work is performed, or scientific milestones, if any are achieved. Amounts received in advance of the performance of services or acceptance of a milestone, are recorded as deferred revenue.

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

CBI has met the SEC and NASDAQ Corporate Governance Rules.

As a consequence of the Sarbanes-Oxley Act of 2002, NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its initial and continued listing standards. The Securities and Exchange Commission (“SEC”) approved the rules imposed by NASDAQ which include:

•	Independent Directors. CBI’s Board is composed of 4 independent and 3 employee directors.

•	The Independent Directors serve on the three principal committees: Audit, Compensation and Nominations.

•	The Independent Directors meet in executive session at each quarterly Board meeting.

•	At least one independent director, Mr. Samuel P. Sears, who serves on the Audit Committee, meets all of the requirements as defined by the SEC for being a “financial expert.”

•	The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from Dr. Robert B. Harris, President and Chief Executive Officer, and on CBI’s website at www.cbi-biotech.com.

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy,

•	the development and implementation of CBI’s long-term business goals,

•	federal, state, and local regulatory environment,

•	lack of demand for CBI’s services,

•	the ability of CBI’s customers to perform services similar to those offered by CBI “in-house,”

•	potential cost containment by CBI’s customers resulting in fewer research and development projects,

•	CBI’s ability to receive accreditation to provide various services, including, but not limited to paternity testing, and

•	CBI’s ability to hire and retain highly skilled employees,

Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by CBI with the SEC, including Forms 8-K, 10-QSB, and 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

CBI’s Chief Executive Officer and Controller (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2005 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by CBI in the reports filed or submitted by CBI under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including CBI’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended September 30, 2005, there were no changes in CBI’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect CBI’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between CBI and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between CBI and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between CBI and Robert B. Harris, as amended (1)

10.4	First Amended and Restated Employment Agreement for Richard J. Freer (2)

10.5	First Amended and Restated Employment Agreement for Thomas R. Reynolds (3)

10.6	First Amended and Restated Employment Agreement for Robert B. Harris (4)

10.7	1997 Stock Incentive Plan, as amended (1)

10.8	2000 Stock Incentive Plan (5)

10.9	2002 Stock Incentive Plan, as amended (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert B. Harris, Ph.D. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification of James H. Brennan (7)

32.1	Section 1350 Certification of Robert B. Harris, Ph.D. (7)

32.2	Section 1350 Certification of James H. Brennan (7)

(1)	Incorporated by reference to CBI’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to CBI’s Amendment No. 1 to the Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467
(3)	Incorporated by reference to CBI’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.
(4)	Incorporated by reference to CBI’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(5)	Incorporated by reference to CBI’s Registration Statement on Form S-8, Registration No. 333-51074.
(6)	Incorporated by reference to CBI’s Registration Statement on Form S-8, Registration No. 333-116583.
(7)	Filed herewith.

(b) Reports on Form 8-K.

On August 9, 2005, CBI filed a Current Report on Form 8-K announcing its unaudited financial reports for the second quarter of 2005.

On August 15, 2005, CBI filed a Current Report on Form 8-K announcing that it entered into a certain First Amendment to the First Amended and Restated Employment Agreement with Dr. Richard J. Freer.

On September 27, 2005, CBI filed a Current Report on Form 8-K announcing that Mr. Samuel P. Sears, Jr., an independent director of CBI, advised CBI’s officers that he expects to sell a significant number of his common stock for personal reasons, pursuant to Rule 144 of the Securities Act of 1933, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between CBI and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between CBI and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between CBI and Robert B. Harris, as amended (1)

10.4	First Amended and Restated Employment Agreement for Richard J. Freer (2)

10.5	First Amended and Restated Employment Agreement for Thomas R. Reynolds (3)

10.6	First Amended and Restated Employment Agreement for Robert B. Harris (4)

10.7	1997 Stock Incentive Plan, as amended (1)

10.8	2000 Stock Incentive Plan (5)

10.9	2002 Stock Incentive Plan, as amended (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert B. Harris, Ph.D. (7)

31.2	Rule 13a-14(a)/15d-14(a) Certification of James H. Brennan (7)

32.1	Section 1350 Certification of Robert B. Harris, Ph.D. (7)

32.2	Section 1350 Certification of James H. Brennan (7)

(1)	Incorporated by reference to CBI’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to CBI’s Amendment No. 1 to the Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467
(3)	Incorporated by reference to CBI’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.
(4)	Incorporated by reference to CBI’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(5)	Incorporated by reference to CBI’s Registration Statement on Form S-8, Registration No. 333-51074.
(6)	Incorporated by reference to CBI’s Registration Statement on Form S-8, Registration No. 333-116583.
(7)	Filed herewith.