Form 10KSB
period 2005-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2006-03-31
CIK 1042418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-13467

COMMONWEALTH BIOTECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Virginia	54-1641133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Biotech Drive

Richmond, Virginia 23235

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (804) 648-3820

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value per share NASDAQ Capital Market	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐.

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

The issuer’s revenues for the year ended December 31, 2005 were $7,802,891.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on March 17, 2006 was approximately $10,625,048 based on the closing sales price of the shares of $3.6184 per share, as reported on the NASDAQ Market on March 17, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 17, 2006, there were 3,306,184 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 19, 2006 are incorporated by reference into Part III of this Form 10-KSB.

Portions of the registrant’s 2005 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one:) Yes ☐ No ☒.

PART I

Item 1.	Description of Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a solutions provider to the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. We have crafted a stimulating, open environment where scientists collaborate among themselves and with our clients, take on interesting challenges and develop creative solutions. Through its Fairfax Identity Labs (“FIL”) acquisition, CBI offers comprehensive genetic identity testing, including paternity, forensic, and Convicted Offender DNA Index System (“CODIS”) analyses. CBI is accredited by the American Association of Blood Banks, Clinical Laboratory Investigation Act (“CLIA”), and the National Forensic Science Technology Council, and operates fully accredited BSL-3 laboratory. CBI enjoys an excellent reputation with its customers and is valued for its ability to bring novel and imaginative solutions to problems in life-sciences research.

CBI is a preferred provider of early development contract research. We facilitate strategic decisions to both short term and long term clients. The Company offers both Good Laboratory Practices (GLP and non-GLP) rated services, and accommodates all levels of service, from bench to production scale processes. The Company prides itself on its high throughput and fully integrated platform technologies, and over the years, has put in place numerous specialty labs, including Biosafety level 3 labs for bacteriology and virology, a DNA reference Lab, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs. This arrangement distinguishes the Company from many other biotechnology companies in that the Company’s revenues are not dependent on successful commercialization of a new biotechnology product, although early in 2006, the Company out-licensed its lead intellectual property (“HepArrest®”) for testing as a potential human pharmaceutical. The Company continues to keep pace with new technologies and is able to offer these new services to its customers.

The Company has the experience and expertise usually found in much larger contract research organizations (“CROs”). It has extensive experience in contract and program management work in both the government and private sectors and is well-recognized for expertise in molecular genetics, mass spectrometry, peptide synthesis, DNA sequence analysis and reference lab work.

CBI is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and in DNA reference lab activities. The Company has been operating solely on revenues from day-to-day operations and while revenues generated from government contracts amounted to 54% of the total revenue in 2005; the remainder was derived from non-government sources. Diversifying and growing the Company’s our revenue stream continues to be a focus of CBI management.

CBI acts as both prime and subcontractor for bio-defense related work. More often than not, is the prime (if not the only) contractor performing clinical laboratory or comprehensive contracts for its private sector clients.

The Company views commercial and government contracts, as its most important sources of revenue. For this reason, it has moved away from concept of “piece work” for individual investigators.

Further, CBI is now emphasizing its creative solutions approach, rather than its large litany of individual technology offerings. CBI sees its creative solutions approach as an added value for its customers and has determined that its customers are willing to contract with CBI for this premium service. CBI has entirely re-vamped its web page (www.cbi-biotech.com) to help clarify its potential role is solving its customers problems. With all its contracts, CBI generally recognizes revenues as services are rendered or as products are delivered. In some instances, CBI recognizes revenue with performance-based installments payable over the contract as milestones are achieved.

Growth Strategy

The Company is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and DNA reference lab activities which includes paternity testing, forensic case-work analysis, mitchondrial DNA analysis, and CODIS sequence analysis.

To grow these revenue opportunities, the Company responds to formal requests for proposals issued by government and state agencies, and by private sector companies. The Company has a proven track record in securing long-term contracts from these source agencies and in 2005, signed over $8 million in new contract work. More often than not, contracts signed by the Company extend over several quarters, if not years, of operation.

The Company attracts customers from its presentations at national trade shows and advertisements in profession journals. Most work comes to the Company via the internet and to this end the Company has totally revamped its web page to be more user-friendly. CBI is a well-recognized key player in bio-defense, vaccine development, clinical trial support, and genetic identity work. Management believes that CBI is very well positioned for continued growth in these areas, and that the Company presents an integrated team to deliver what it believes to be the best service possible to its clients.

The Company is committed to growing revenues from the private sector where margins are higher than from government contracts. The Company has formed key alliance with partners who help promote sale of the Company’s capabilities, primarily in the private sector. Three such alliances are with Fisher Scientific, LLC, Pittsburgh, PA, Intertek ASG, Manchester, England, and the Center for Functional Genomics, Central New York State Research Foundation, Albany, NY. The principle objectives of these alliances are to use the existing sales forces of our partners to promote CBI’s platform technologies with private sector companies.

The Company is recruiting a senior executive at the VP level who will direct the Company’s marketing and sales efforts. Together with CBI’s existing sales staff, management believes that new customers can be identified and new contracts signed. Further, the sales team is already expanding the Company’s marketing efforts into other clinical areas outside of the immediate realm of private paternity and immigration paternity testing; for instance, CBI is making a concerted effort to attract work from physicians and clinics who may wish to use CBI’s herpes virus testing platform for diagnosis or to monitor their patient’s progress with regard to treatment therapies.

Outside of organic revenue growth in CBI’s focus areas, the Company is actively looking at corporate acquisitions which are complimentary to CBI’s existing platform technologies and within its corporate expertise. As was done in the acquisition of Fairfax Identity Labs in 2004, any new potential acquisition is carefully analyzed with regard to its revenue and expense impact on the Company, whether it poses significant growth potential for the Company, whether it is accretive to CBI’s shareholders, and whether the new company can be readily managed while retaining key personnel.

Regulatory Compliance

The Company is registered under the Clinical Laboratories Improvement Act “CLIA” that enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers. The Company is also accredited under the guidelines of the National Forensic Science Technology Center (“NFSTC”) to perform DNA identity testing for submission of data into the CODIS data base and to perform forensic analyses. The Company is one of a select few commercial facilities nationwide accredited by the NFSTC to perform criminal (felony) DNA database testing for submission into the FBI CODIS database.

The American Association of Blood Banks (“AABB”) accredits the Company, and the Company has participated in a validation study through the College of American Pathologists (“CAP”). Accreditation by the AABB enables the Company to perform paternity testing on private and public cases.

The Company is also accredited by the Centers for Disease Control to receive and handle select agents. The Company operates and maintains an accredited Biosafety level 3 facility which houses bacteriology and virology laboratories.

The Company operates under strict Good Laboratory Practices (“GLP”) guidelines and has been successfully audited by a number of private companies and governmental agencies.

Analytical Support Services

The Company is a fee-for-service contractor offering integrated programs that span the gamut of state-of-the-art life sciences investigations. Typically, it takes no ownership position in the intellectual property rights resulting from services it performs under contract for its customers. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides and in creating unique assay and detection methods.

CBI’s competitive edge resides in its ability to provide a wide range of services in fully integrated research programs. The Company’s competitors may offer selected services, such as DNA sequence analysis, antibody production, or peptide synthesis, but few of the Company’s competitors offer all the same platform technologies in an integrated format. The Company also offers a full range of program management services, is staffed with personnel who hold clearances from the government agencies, and has a fully operational Biosafety level 3 laboratory suite. “One stop biotechnology shopping” with proven program management with creative problem solutions expertise proved attractive in securing long-term contracts with customers ranging from major pharmaceutical industry researchers to major government sponsors of research, including agencies of the Department of Defense.

The services offered by the Company are fully detailed in its promotional brochures, and on its world wide web page. The Company offers “fax-on-demand” for customers who seek technology descriptions and pricing information.

Customers

CBI re-defined its client base to focus on long-term project goals, rather than on individual orders for selected technologies. Its clients are from private companies, academic institutions and government agencies across the globe. Whether the client is a start-up company with research and development needs, or an established firm wishing to move a product through the regulatory process, CBI stands ready as partner of choice to provide the required services that ensure success.

Over the years, CBI has re-priced its platform technologies to maintain its margins while maintaining its competitive edge. In several instances, CBI ceased to offer a technology service when it became clear that the price needed to pay its overhead and maintain its margin made CBI non-competitive in the market place. CBI management continuously reviews its pricing policies.

Proprietary Research and Development

CBI has developed its own intellectual properties that could potentially add a significant revenue stream to the Company when they are fully commercialized. However, the Company is focused entirely on its core competencies and as such, has more or less abandoned development of intellectual properties. Its focus with regard to its patent portfolio is to find third party licensees who can fully exploit a product’s potential.

The Company takes appropriate steps to protect its intellectual property rights and those of its customers. Its practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with the Company. These agreements acknowledge the Company’s exclusive ownership of all intellectual property developed by the individual during the course of his work with the Company and require that all proprietary information disclosed to the individual by the Company or its customers remain confidential.

Marketing

The Company has expanded its customer base primarily through word-of-mouth referrals, attendance at a limited number of trade shows, seminars, and on-site meetings with decision makers. Because of its ability to offer a wide range of biotechnology research services, the Company enjoys a favorable reputation among its customers, and many new customers come to the Company by word-of-mouth recommendation. The Company has constructed its own webpage (www.cbi-biotech.com) and is listed with several bio-technical and biomedical oriented sites on the World Wide Web.

The Company has developed a marketing plan which addresses several key issues, including;

•	New web–based initiatives:

The CBI web page has been re-designed to make it more user friendly and easier to navigate. New web sites will promote the forensics capabilities at CBI, and the herpes virus testing platform web page will be upgraded. CBI’s web site prominence will be enhanced through search engine optimization, and finally, the Company is planning on providing periodic, information-based newsletters.

•	A refocus of the Company’s media efforts:

The Company continuously updates its technical brochures, promotional pieces, and trade show booth presentations. Individual sales flyers are distributed which detail the specific technologies available through CBI. The Company’s trade show booth is versatile enough to serve our diverse client base.

•	Electronic News Letter

The Company has instituted an electronic quarterly newsletter which is sent to its data base of email subscribers. The newsletter is intended to keep its customers and its shareholders abreast of current events at the Company and to inform its audience of newsworthy events.

•	Investor Relations

The Company is committed to presentation of its capabilities in appropriate forums, such as analyst conferences and forums. Presentations made by management at these venues are posted to CBI’s web page.

Human Resources

The Company currently has fifty-two full time employees and thirteen part-time employees, including four employees in administration; six in marketing, sales, and/or customer relations; one computer network specialist; and forty-one employees in laboratory operations. Eleven of the Company’s employees hold doctorate degrees, and seven have master’s degrees. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

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

The Company anticipates that its pursuit of its growth strategy will subject the Company to a heightened level of government regulation of its operations. For example, in pursuing opportunities to provide analytical services to customers seeking the approval of the United States Food and Drug Administration (“FDA”) of products, the Company’s operations will become subject to compliance with standards established by the FDA, including inspections by the FDA and other federal, state and local agencies regarding work performed by the Company on specific FDA submission projects. If significant violations are discovered during an inspection, the Company may be restricted from undertaking additional work on projects until the violations are remedied. The Company has a license from the Nuclear Regulatory Commission (“NRC”) for conduct of work involving radio-nuclides and operates a BSL3 facility under accreditation from the Centers for Disease Control.

Item 2.	Description of Property.

Facilities

Construction of the Company’s present facility was completed in November 1998 at an overall cost of approximately $ 5.1 million financed primarily through the Virginia Small Business Financing Authority “VSBFA” that issued $ 4,000,000 in tax-exempt industrial revenue bonds (IRBs) for the benefit of the Company. On November 17, 2004, the Company redeemed the IRBs for a conventional note payable to a bank. The note matures in November 2009. On December 5, 2005, The Company renegotiated the mortgage rate from prime +0% to prime -.25%. Estimated monthly payments of principal and interest are $32,351; collateralized by building and other assets of the Company. The Company also entered into a swap transfer agreement with its lender essentially capping the interest rate paid by the Company to 7.725%

The Company’s facility, located in Richmond, VA, encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space, which was purposefully left undeveloped to accommodate new technologies as they come on board. The Company took possession of its current facility in late November 1998, and all labs were fully operational in the facility by mid December 1998. The Company believes that the facility is adequately insured.

Item 3.	Legal Proceedings.

The Company is not subject to any pending legal proceeding required to be disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders in the fourth fiscal quarter of 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The information set forth on page 6 the Company’s 2005 Annual Report to Shareholders under the caption “Market for Common Equity” is incorporated herein by reference.

The following table provides information about our equity compensation plans as of December 31, 2005.

	a	b	c
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	986,919	$5.60	287,309
Equity compensation plans not approved by security holders	0	0	0
Total	986,919	$5.60	287,309

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The information set forth on pages 7 through 16 of the Company’s 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 7.	Financial Statements.

The Company’s financial statements and the related notes thereto, together with the report of BDO Seidman LLP for 2005 and 2004, set forth on pages 17 through 34 of the Company’s 2005 Annual Report to Shareholders are incorporated herein by reference.

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

Item 8B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2005 in a report on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The information relating to the directors of the Company set forth in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Shareholders to be held on May 19, 2006 (the “Proxy Statement”) under the caption proposal one is incorporated herein by reference.

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

Item 10.	Executive Compensation.

The information set forth in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The information set forth in the Proxy Statement under the caption “Beneficial Ownership of Common Stock” is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

Not applicable.

Item 13.	Exhibits.

(a)	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Second Amended and Restated Bylaws (2)
4.1	Form of Common Stock Certificate (1)
10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.4	First Amended and Restated Employment Agreement for Thomas R. Reynolds (3)
10.5	First Amended and Restated Employment Agreement for Robert B. Harris (4)
10.6	First Amended and Restated Employment Agreement for James H. Brennan (9)
10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)
10.8	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (9)
10.9	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)
10.10	First Amendment to First Amended and Restated Employment Agreement for Robert B. Harris, Ph.D. (9)
10.11	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (9)
10.12	Officer’s Severance Agreement for James H. Brennan (6)
13.1	Annual Report to Shareholders for the fiscal year ended December 31, 2005 incorporated into Form 10-KSB (9)
23.1	Consent of BDO Seidman, LLP (9)

31.1	Certification of Robert B. Harris, Ph.D. (9)
31.2	Certification of James H. Brennan (9)
32.1	Section 906 Certification of Robert B. Harris, Ph.D. (9)
32.2	Section 906 Certification of James H. Brennan (9)
99.1	1997 Stock Incentive Plan, as amended (1)
99.2	2000 Stock Incentive Plan (7)
99.3	2002 Stock Incentive Plan, as amended (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Form 10-KSB, dated March 30, 2005, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.

(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.

(9)	Filed herewith.

(b)	Reports on Form 8-K

On October 31, 2005, the Company filed on Form 8-K relating to the Company’s financial performance.

On November 14, 2005, the Company filed on Form 8-K relating to the announcement of additional contract awards.

On November 22, 2005, the Company filed on Form 8-K relating to the departure of Peter Einselen (Director), and the appointment of Joseph Slay to fill the vacancy.

On December 6, 2005, the Company announced a Joint Marketing Agreement with Intertek ASG, an operating business unit of Intertek Group PLC.

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
2.	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
3.	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
4.	First Amended and Restated Employment Agreement between the Company and Thomas R. Reynolds (2)
5.	First Amended and Restated Employment Agreement between the Company and Robert B. Harris, Ph.D. (3)
6.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (7)
7.	First Amended and Restated Employment Agreement between the Company and James H. Brennan (7)
8.	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (7)
9.	First Amendment to First Amended and Restated Employment Agreement for Robert B. Harris, Ph.D. (7)
10.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)
11.	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (7)
12.	Officer’s Severance Agreement for James H. Brennan (4)
13.	1997 Stock Incentive Plan, as amended (1)
14.	2000 Stock Incentive Plan (5)
15.	2002 Stock Incentive Plan (6)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 8, 2005, File No. 001-13467

(4)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.

(7)	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

The information set forth in the Proxy Statement under the captions “Audit Committee Report and Fees Paid to Independent Registered Public Accounting Firm” and “Fees Paid to Independent Registered Public Accounting Firm” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Date: March 31, 2006	By:	/s/ Robert B. Harris, Ph.D.
Robert B. Harris, Ph.D
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Richard J. Freer, Ph.D. Richard J. Freer, Ph.D.	Chairman, COO and Director (Principal Executive Officer)	March 31, 2006

/s/ Robert B. Harris, Ph.D. Robert B. Harris, Ph.D.	President, CEO and Director	March 31, 2006

/s/ Thomas R. Reynolds Thomas R. Reynolds,	Executive Vice President, Secretary and Director	March 31, 2006

/s/ James H. Brennan James H. Brennan	Vice President Financial Operations (Principal Financial and Accounting Officer)	March 31, 2006

/s/ James. P. Causey James P. Causey	Director	March 31, 2006

/s/ Samuel P. Sears, Jr. Samuel P. Sears, Jr.	Director	March 31,2006

/s/ Gerald P. Krueger PhD. Gerald P. Krueger PhD.	Director	March 31,2006

/s/ Dr. Donald McAfee Dr. Donald McAfee	Director	March 31,2006

/s/ Joseph R. Slay Joseph R. Slay	Director	March 31,2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Second Amended and Restated Bylaws (2)
4.1	Form of Common Stock Certificate (1)
10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)
10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)
10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)
10.4	First Amended and Restated Employment Agreement for Thomas R. Reynolds (3)
10.5	First Amended and Restated Employment Agreement for Robert B. Harris (4)
10.6	First Amended and Restated Employment Agreement for James H. Brennan (9)
10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)
10.8	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (9)
10.9	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)
10.10	First Amendment to First Amended and Restated Employment Agreement for Robert B. Harris, Ph.D. (9)
10.11	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (9)
10.12	Officer’s Severance Agreement for James H. Brennan (6)
13.1	Annual Report to Shareholders for the fiscal year ended December 31, 2005 incorporated into Form 10-KSB (9)
23.1	Consent of BDO Seidman, LLP (9)
31.1	Certification of Robert B. Harris, Ph.D. (9)
31.2	Certification of James H. Brennan (9)
32.1	Section 906 Certification of Robert B. Harris, Ph.D. (9)
32.2	Section 906 Certification of James H. Brennan (9)
99.1	1997 Stock Incentive Plan, as amended (1)
99.2	2000 Stock Incentive Plan (7)
99.3	2002 Stock Incentive Plan, as amended (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Form 10-KSB, dated March 30, 2005, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 8, 2005, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.

(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.

(9)	Filed herewith.