Form 10QSB
period 2006-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2006-05-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of May 15, 2006, 3,310,073 shares of common stock, without par value per share, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,484,714	$2,811,129
Accounts receivable	1,301,392	1,342,292
Prepaid expenses and inventory	264,580	122,927

Total current assets	4,050,686	4,276,348

Property and Equipment, net	5,876,562	5,971,730

Other Assets
Intangible assets, net	248,664	318,275
Mortgage costs, net	82,078	87,279
Goodwill	490,000	490,000

Total other assets	820,742	895,554

	$10,747,990	$11,143,632

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$511,154	$512,729
Accounts payable and other current liabilities	296,833	406,370
Deferred compensation	25,601	126,830
Deferred revenue and customer deposits	19,978	57,904
Interest payable	16,689	16,689

Total current liabilities	870,255	1,120,522

Long term debt, less current maturities	3,951,771	4,006,510

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized March 31, 2006–3,310,073; December 31, 2005 – 3,253,556 shares issued and outstanding	—	—
Additional paid-in capital	15,760,017	15,489,370
Restricted Stock	(376,250)	(191,556)
Other Comprehensive Income/ (Loss)	2,103	(48,275)
Accumulated deficit	(9,459,906)	(9,232,939)

Total stockholders’ equity	5,925,964	6,016,600

	$10,747,990	$11,143,632

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Revenue
Lab services	$116,100	$219,063
Commercial contracts	338,562	108,401
Government contracts	978,461	779,035
Genetic identity	416,748	393,092
Clinical services	51,091	32,192
Other revenue	11,920	3,730

Total revenue	1,912,882	1,535,513

Cost of Services
Direct labor	465,824	408,514
Direct materials	413,755	306,072
Overhead	665,906	542,219

Total cost of services	1,545,485	1,256,805

Selling, General & Administrative	542,881	546,083

Operating income (loss)	(175,484)	(267,375)

Other income (expense)
Interest expense	(74,317)	(51,091)
Interest income	22,835	19,569

Total other income (expense)	(51,482)	(31,522)

Net income (loss)	$(226,966)	$(298,897)

Basic and diluted income (loss) per common share	$(0.07)	$(0.09)

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Three Months Ended
	March 31, 2006	March 31,2005
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(226,966)	$(298,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	229,633	234,683
Stock based compensation	79,618	—
Changes in:
Accounts receivable	40,900	423,213
Prepaid expenses and inventory	(141,654)	(154,044)
Accounts payable and other current liabilities	(162,491)	(11,323)
Deferred revenue	(37,925)	22,274

Net cash provided by (used in) operating activities	(218,883)	215,906

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(59,654)	(129,230)
Purchase of FIL, net	—	(28,343)

Net cash provided by (used in) investing activities	(59,654)	(157,573)

Cash Flows from Financing Activities
Issuance of common stock	6,334	—
Principal payments on demand note payable and long term debt	(54,212)	(24,951)
Increase in loan costs	—	(865)

Net cash provided by (used in) financing activities	(47,878)	(25,816)

Net increase (decrease) in cash and cash equivalents	(326,415)	32,517

Cash and cash equivalents, beginning of period	2,811,129	2,742,035

Cash and cash equivalents, end of period	$2,484,714	$2,774,552

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$74,317	$51,091

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2005, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2. STOCK OPTIONS

Stock-Based Compensation Plans - On January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s condensed consolidated financial statements for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $15,699 and is included in other operating expenses. As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $47,097, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 3.3 years.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS No. 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. As stock-based compensation expense recognized for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

The following table illustrates the pro forma net income and earnings per share for the three months ended March 31, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

The following tables summarizes options outstanding:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	986,919	$5.03	889,598	$6.34
Granted	0	0.00	91,333	5.79
Expired	3,100	5.36	0	0.00
Exercised	15,000	3.40	0	0.00

Options and warrants outstanding at end of period	968,819	$5.97	980,931	$6.29

Options and warrants exercisable at end of period	925,678	$5.97	980,931	$6.29

Three Months Ended March 31,2005
Net income/ (loss):	$(298,897)
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(338,511)

Proforma net income/(loss)	$(637,408)

Income/(loss) per common share:
As reported
Basic	$(0.09)
Diluted	$(0.09)
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$(0.20)

Basic proforma income (loss) per common share	$(0.29)
Diluted proforma income (loss) per common share	$(0.29)

Weighted average fair value per option and warrants for option and warrants granted during the year	$3.71

In 2005, the fair value of each stock option and warrant is estimated on the date of grant using the Bkack-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005: no dividend yield, expected volatility of 118%, risk free interest rate of 4.50% and expected lives of 10 years.

NOTE 3. EARNINGS (LOSS) PER SHARE

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At March 31, 2006 and 2005, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended
	March 31,2006	March 31, 2005
Basic Shares	3,310,073	3,203,556
Dilutive effect of stock options	—	—

Dilutive Shares	3,310,073	3,203,556

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a solutions provider to the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. We have crafted a stimulating, open environment where scientists collaborate among themselves and with our clients, take on interesting challenges and develop creative solutions. Through acquisition of Fairfax Identity Labs (“FIL”) in 2004, CBI offers greatly expanded and comprehensive testing in the areas of genetic identity, paternity, forensic, and Convicted Offender DNA Index System (“CODIS”) analyses. CBI is accredited by the American Association of Blood Banks, and the National Forensic Science Technology Council for forensic and CODIS analysis, and operates laboratories approved under the Clinical Laboratory Investigation Act (“CLIA”). In addition, CBI operates fully accredited BSL-3 laboratories for virology, bacteriology, and toxin analysis and production. CBI enjoys an excellent reputation with its customers and is valued for its ability to bring novel and imaginative solutions to problems in life-sciences research.

CBI is a preferred provider of early development contract research. We facilitate strategic decisions to both short term and long term clients. The Company offers both Good Laboratory Practices (GLP and non-GLP) rated services, and accommodates all levels of service, from bench to production scale processes. The Company prides itself on its high throughput and fully integrated platform technologies, and over the years, has put in place numerous specialty labs, including Biosafety level 3 labs for bacteriology and virology, a DNA reference Lab, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs. This arrangement distinguishes the Company from many other biotechnology companies in that the Company’s revenues are not dependent on successful commercialization of a new biotechnology product, although early in 2006, the Company out-licensed its lead intellectual property (“HepArrest “) for testing as a potential human pharmaceutical. The Company continues to keep pace with new technologies and is able to offer these new services to its customers.

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

The Company is in the process of recruiting a well-seasoned Senior Vice President who will direct the Company’s business development, marketing, and sales efforts. Management believes that such person and CBI’s existing sales staff are essential for identifying new customers in the private sector. Further, the sales team is already expanding the Company’s marketing efforts into other clinical areas outside of the immediate realm of private paternity and immigration paternity testing; for instance, CBI is making a concerted effort to attract work from physicians and clinics who may wish to use CBI’s herpes virus testing platform for diagnosis or to monitor their patient’s progress with regard to treatment therapies.

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

Despite the fact that revenues remained strong in the core focus areas in the first quarter of 2006, they were well below the levels achieved in the second and third quarters of 2005. The reason for this decrease is mainly due to external factors, rather than to any internal business events. The Government’s 2006 fiscal year budget has been dramatically impacted by reversions required to fund Katrina relief and the war in Iraq. In turn, these budget reversions have pushed back anticipated contract starts in the third and fourth quarters of 2005, and the first quarter of 2006 to the third, and in most cases, the fourth quarter of 2006, when government 2007 fiscal year dollars are to be authorized. These budget reversions have also resulted in the outright cancellation of several requests for proposals from different government agencies which might have provided first quarter or second quarter 2006 revenues. On the other hand, CBI’s contract activities in the private sector are beginning to increase as CBI continues to focus most of its marketing and sales efforts in the private sector.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

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

Gross revenues increased by $377,369 or 24.6% from $1,535,513 during the first quarter of 2005 (the “2005 Quarter”) to $1,912,882 during first quarter of 2006 (the “2006 Quarter”).

Lab services decreased by $102,963 or 47.0% from $219,063 during the 2005 Quarter to $116,100 during the 2006 Quarter. This decrease is primarily due to the lack of one time requests of single projects by our customers.

Commercial contracts increased by $230,161 or 212.3%, from $108,401 during the 2005 Quarter to $338,562 during the 2006 Quarter. This increase is primarily due to the following: 1) additional long term work submitted from two new clients during the quarter, 2) an increase in work by an existing client and, 3) the pass-through of revenue ($132,000) associated with production of HepArrest® in a GMP facility. This pass-through is off-set dollar-for-dollar by expenses incurred in direct materials. Revenue received was from CBI’s licensing partner for development of HepArrest® for potential human clinical use.

Government contracts increased by $199,426 or 25.6%, from $779,035 during the 2005 Quarter to $978,461 during the 2006 Quarter. This increase was primarily due to maintaining the existing clients of the Company and additional work by an existing client starting up during the first quarter 2006.

Genetic identity increased by $23,656 or 6.0%, from $393,092 during the 2005 Quarter to $416,748 during the 2006 Quarter. This increase is reflected in all areas of genetic identity from private paternity cases to forensics to state contracts.

Clinical services increased by $18,899 or 58.7%, from $32,192 during the 2005 Quarter to $51,091 during the 2006 Quarter. This increase is a direct result of the continuation of a phase I clinical trial analysis contract.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services increased by $288,680 or 23.0%, from $1,256,805 during the 2005 Quarter to $1,545,485 during the 2006 Quarter. The cost of services as a percentage of revenue was 80.7% and 81.8% during the 2006 and 2005 Quarters, respectively.

Direct labor increased by $57,310 or 14.0%, from $408,514 during the 2005 Quarter, to $465,824 during the 2006 Quarter. This increase is attributable to the hiring of three new lab support personnel.

The costs for direct materials increased by $107,683, or 35.2%, from $306,072 during the 2005 Quarter, to $413,755 during the 2006 Quarter. As mentioned in the commercial contract revenue section, this increase is a direct result of the pass-through of expenses ($132,000) associated with production of HepArrest® in a GMP facility. This pass-through is off-set dollar-for-dollar by revenue recognized under the commercial contract section. Expenses incurred were from CBI’s licensing partner for development of HepArrest® for potential human clinical use.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $123,687 or 22.8%, from $542,219 during the 2005 Quarter to $665,906 during the 2006 Quarter. Increases in overhead are due to additional costs in salaries and benefits, maintenance and repairs and waste disposal and equipment purchases not falling under the capitalization policy of the Company.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $3,202, or .6%, from $546,083 during the 2005 Quarter to $542,881 during the 2006 Quarter. As a percentage of revenue, these costs were 28.3% and 35.6% during 2006 and 2005.

Total compensation and benefits increased by $89,485 or 95.9% from $93,284 during the 2005 Quarter to $182,769 during the 2006 Quarter. This increase is attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for the issuance of incentive stock options (ISOs) which are now expensed by the Company. Costs associated with the issuance of ISOs amounted to $15,699 for the 2006 Quarter. Facility expenses increased by $9,372 or 73.6% from $12,732 during the 2005 Quarter to $22,104 during the 2006 Quarter. Additional costs in utilities, telephones, internet services, and landscaping contributed to this increase. Professional fees decreased by $19,808 or 23.2% from $85,531 during the 2005 Quarter to $65,723 during the 2006 Quarter. This decrease is a result of the pending implementation of the Sarbanes-Oxley (SOX) requirements that was active during the first quarter of 2005, but later placed on hold for small business. Potential implementation is scheduled for 2007. Total expenses for SOX in 2005 were $11,035. Office expenses decreased by $4,931 or 11.1% from $44,584 during the 2005 Quarter to $39,653 during the 2006 Quarter. This decrease is primarily due to the lack of equipment purchases under $1,000 that were not purchased in 2006 compared to 2005. Marketing costs remained relatively constant from the first Quarter 2006 to the first Quarter 2005. Marketing costs increased by $2,670 or 1.5% from $184,475 during the 2005 Quarter to $187,145 during the 2006 Quarter.

Other Income (Expense)

Interest income during the 2006 Quarter compared to the 2005 Quarter increased by $3,266 or 16.7% from $19,569 during the 2005 Quarter to $22,835 during the 2006 Quarter. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2006 and 2005 Quarters includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense increased by $23,226 or 45.4% from $51,091 during the 2005 Quarter to $74,317 during the 2006 Quarter. This increase is a direct result of the rising interest rates throughout the year.

Liquidity and Capital Resources

The 2006 Quarter reflected cash used in operating activities of $218,883, as compared to cash provided by operations of $215,906 during the 2005 Quarter. This decrease was primarily the result of decreased accounts payable of $162,491 and prepaid expenses and inventory increasing by $141,164. The 2006 Quarter reflected a use of cash from investing activities of $59,564, as compared to $157,573 during the 2005 Quarter. The decrease reflects the timing of equipment purchased between periods. The 2006 Quarter reflected net cash used in financing activities of $47,878, as compared to $25,816 during the 2005 Quarter. Net working capital as of March 31, 2006 and December 31, 2005 was $3,180,433 and $3,115,826 respectively

Critical Accounting Policies

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

As a consequence of the Sarbanes-Oxley Act, the NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ which include:

•	CBI’s Board is composed of 4 independent and 3 employee directors.

•	The independent directors serve on the three principal committees: Audit, Compensation and Nominating.

•	The independent directors meet in executive session at each quarterly Board meeting.

•	At least one independent director, Mr. Samuel P. Sears, who serves on the Audit Committee, meets all of the requirements as defined by the SEC for being a “financial expert.”

•	The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from Dr. Robert B. Harris, President and Chief Executive Officer, and on the Company’s website at www.cbi-biotech.com.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Controller (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2006 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the

Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended March 31, 2006, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.5	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.6	First Amended and Restated Employment Agreement for James H. Brennan (4)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.8	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.9	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (4)

10.10	First Amendment to First Amended and Restated Employment Agreement for Robert B. Harris, Ph.D. (4)

10.11	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (4)

10.12	Officer’s Severance Agreemnt for James H. Brennan (6)

31.1	Certification of Robert B. Harris, Ph.D. (9)

31.2	Certification of James H. Brennan (9)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (9)

32.2	Section 906 Certification of James H. Brennan (9)

99.1	1997 Stock Incentive Plan, as amended (1)

99.2	2000 Stock Incentive Plan (7)

99.3	2002 Stock Incentive Plan, as amended (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, dated February 8, 2005, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(9)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Vice President Financial Operations

May 15, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.5	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.6	First Amended and Restated Employment Agreement for James H. Brennan (4)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.8	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.9	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (4)

10.10	First Amendment to First Amended and Restated Employment Agreement for Robert B. Harris, Ph.D. (4)

10.11	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (4)

10.12	Officer’s Severance Agreemnt for James H. Brennan (6)

31.1	Certification of Robert B. Harris, Ph.D. (9)

31.2	Certification of James H. Brennan (9)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (9)

32.2	Section 906 Certification of James H. Brennan (9)

99.1	1997 Stock Incentive Plan, as amended (1)

99.2	2000 Stock Incentive Plan (7)

99.3	2002 Stock Incentive Plan, as amended (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, dated February 8, 2005, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(9)	Filed herewith.