Form 10QSB
period 2006-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2006-08-11
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-13467

COMMONWEALTH BIOTECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1641133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Biotech Drive, Richmond, Virginia 23235

(Address of principal executive offices)

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes:  ☐    No  ☒

As of August 11, 2006, 3,310,073 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes:  ☐    No:  ☒

Commonwealth Biotechnologies, Inc.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,547,740	$2,811,129
Accounts receivable	1,667,446	1,342,292
Prepaid expenses and inventory	262,702	122,927

Total current assets	4,477,888	4,276,348

Property and Equipment, net	5,847,252	5,971,730

Other Assets
Intangible assets, net	179,450	318,275
Mortgage costs, net	76,480	87,279
Goodwill	490,000	490,000

Total other assets	745,930	895,554

	$11,071,070	$11,143,632

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$651,215	$423,059
Current maturities of long term debt	514,154	512,729
Deferred compensation	9,022	126,830
Deferred revenue and customer deposits	29,380	57,904

Total current liabilities	1,203,771	1,120,522

Long term debt less current maturities	3,899,112	4,006,510

Total Liabilities	$5,102,883	$5,127,032

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized June 30, 2006–3,310,073; December 31, 2005 – 3,253,556 shares issued and outstanding	—	—
Additional paid-in capital	15,775,716	15,489,370
Restricted Stock	(351,167)	(191,556)
Other Comprehensive income (loss)	41,732	(48,275)
Accumlated deficit	(9,498,094)	(9,232,939)

Total stockholders’ equity	5,968,187	6,016,600

	$11,071,070	$11,143,632

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$101,952	$161,084	$219,222	$380,147
Commercial contracts	36,874	206,423	375,436	314,825
Government contracts	730,591	1,164,101	1,709,052	1,943,136
Genetic identity	497,622	539,452	913,200	932,544
Clinical services	396,941	39,549	448,032	71,739
Other revenue	9,795	19,475	21,715	23,205

Total revenue	1,773,775	2,130,084	3,686,657	3,665,596

Costs of services
Direct Labor	440,707	532,832	905,981	941,346
Direct Materials	186,172	380,345	600,477	686,417
Overhead	629,502	582,462	1,295,408	1,144,217

Total costs of services	1,256,381	1,495,639	2,801,866	2,771,980

Gross Profit	517,394	639,445	1,066,791	893,616

Selling, General & Administrative	504,753	440,868	1,047,634	967,037

Operating income (loss)	12,641	193,577	(162,843)	(73,421)

Other income (expenses)
Interest expense	(75,568)	(57,399)	(149,885)	(108,866)
Interest income	24,739	14,933	47,574	34,501

Total other income (expense)	(50,808)	(42,466)	(102,311)	(74,365)

Net Income/(loss)	$(38,188)	$151,111	$(265,154)	$(147,786)

Basic income/(loss) per common share	$(0.01)	$0.05	$(0.08)	$(0.05)

Diluted income/(loss) per common share	$(0.01)	$0.04	$(0.08)	$(0.05)

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Six Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(265,154)	$(147,786)
Adjustments to reconcile net income (loss) to net cash used in operating activities Depreciation and amortization	454,512	478,990
Stock Based Compensation	120,401	—
Changes in:
Accounts receivable	(325,154)	(82,688)
Prepaid expenses and inventory	(139,775)	(159,802)
Accounts payable and other current liabilities	200,354	(16,215)
Deferred revenue	(28,524)	(55,038)

Net cash provided by operating activities	16,660	17,461

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(180,410)	(184,072)
Purchase of FIL, net	—	(28,343)

Net cash ( used in) investing activities	(180,410)	(212,415)

Cash Flows from Financing Activities
Issuance of common stock	6,334	—
Principal payments on demand note payable and long term debt	(105,973)	(82,082)
Increase in loan costs	—	(897)

Net cash (used in) financing activities	(99,639)	(82,979)

Net increase (decrease) in cash and cash equivalents	(263,389)	(277,934)

Cash and cash equivalents, beginning of period	2,811,129	2,742,034

Cash and cash equivalents, end of period	$2,547,740	$2,464,101

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$149,885	$108,866

Non-cash investing and financing activities, purchase of equipment through a capitalized lease	$—	$480,976

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Notes To Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2005, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s condensed consolidated financial statements for the six months ended June 30, 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the six months ended June 30, 2006 was $31,398 and is included in other operating expenses. As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $31,398, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 3.3 years.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the six months ended June 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. As stock-based compensation expense recognized for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

A summary of the activity of stock options for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	968,819	$5.97	980,931	$6.29

Granted	—	—	110,867	4.58
Expired	1,500	6.00	10,000	6.00
Exercised	—	—	—	—

Options and warrants outstanding at end of period	967,319	5.97	1,081,798	5.58

Options and warrants exercisable at end of period	916,331	6.01	978,305	5.77

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	986,919	$5.03	889,598	$6.34

Granted	—	—	202,200	5.13
Expired	4,600	5.57	10,000	6.00
Exercised	15,000	3.40	—	—

Options and warrants outstanding at end of period	967,319	5.97	1,081,798	5.58

Options and warrants exercisable at end of period	916,331	6.01	978,305	5.77

The following table illustrates the pro forma net income and earnings per share for the three and six months ended June 30, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income/(loss):	$151,111	$(147,786)
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(54,440)	(371,419)

Proforma	$96,671	$(519,205)

Income/(loss) per common share:
As reported
Basic	$0.05	$(0.05)
Diluted	$0.04	$(0.05)
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$(0.02)	$(0.11)

Basic proforma income (loss) per common share	$0.03	$(0.16)
Diluted proforma income (loss) per common share	$0.02	$(0.16)

In 2005, the fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005: no dividend yield, expected volatility of 118%, risk free interest rate of 4.50% and expected lives of 10 years.

NOTE 3. Earnings (loss) per Share

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At June 30, 2006 and 2005, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30,2006	June 30, 2005
Basic Shares	3,310,073	3,203,556	3,310,073	3,203,556
Dilutive effect of stock options	—	185,593	—	—

Dilutive Shares	3,310,073	3,389,149	3,310,073	3,203,556

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a solutions provider to the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. The Company has crafted a stimulating, open environment where scientists collaborate among themselves and with CBI’s clients, take on interesting challenges and develop creative solutions. Through acquisition of Fairfax Identity Labs (“FIL”) in 2004, CBI offers greatly expanded and comprehensive testing in the areas of genetic identity, paternity, forensic, and Convicted Offender DNA Index System (“CODIS”) analyses. CBI is accredited by the American Association of Blood Banks, and the National Forensic Science Technology Council for forensic and CODIS analysis, and operates laboratories approved under the Clinical Laboratory Investigation Act (“CLIA”). In addition, CBI operates fully accredited BSL-3 laboratories for virology, bacteriology, and toxin analysis and production. CBI enjoys an excellent reputation with its customers and is valued for its ability to bring novel and imaginative solutions to problems in life-sciences research.

CBI is a preferred provider of early development contract research. It facilitates strategic decisions to both short term and long term clients. The Company offers both Good Laboratory Practices (GLP and non-GLP) rated services, and accommodates all levels of service, from bench to production scale processes. The Company prides itself on its high throughput and fully integrated platform technologies, and over the years, has put in place numerous specialty labs, including Biosafety level 3 labs for bacteriology and virology, a DNA reference Lab, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs. This arrangement distinguishes the Company from many other biotechnology companies in that the Company’s revenues are not dependent on successful commercialization of a new biotechnology product, although early in 2006, the Company out-licensed its lead intellectual property (“HepArrest”) for testing as a potential human pharmaceutical. The Company continues to keep pace with new technologies and is able to offer these new services to its customers.

CBI is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and DNA reference lab activities. Through the second quarter of 2006, gross revenues derived from government contracts and private sector contracts (including DNA reference lab activities) are more or less equal, but diversifying and growing the Company’s revenue stream continues to be a focus of CBI management.

CBI acts as both prime and subcontractor for bio-defense related work. More often than not, it is the prime (if not the only) contractor performing clinical laboratory or comprehensive contracts for its private sector clients.

The Company views commercial and government contracts as its most important sources of revenue. For this reason, it has moved away from concept of “piece work” for individual investigators. Further, CBI is now emphasizing its creative solutions approach, rather than its large litany of individual technology offerings. CBI sees its creative solutions approach as an added value for its customers and has determined that its customers are willing to contract with CBI for this premium service. Under the direction of its new Senior Vice President of Sales, Marketing and Business Development, the Company has re-vamped its marketing activities and promotional literature so as to more closely align its technology offerings with the expectations of large and small biotech and pharma. CBI’s web page, which is the entry point for many of its new customers, is also being re-designed (www.cbi-biotech.com) so as to present the Company’s technology offerings in terms of recognizable “bundles” which can help support the R&D efforts of biotech and pharma companies. The five core technology areas in the Company include Protein Chemistries, DNA chemistries, Immunochemistries, Recombinant protein chemistries, and Microbiology studies. With all its contracts, CBI generally recognizes revenues as services are rendered or as products are delivered. In some instances, CBI recognizes revenue with performance-based installments payable over the contract as milestones are achieved.

Growth Strategy

The Company is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and DNA reference lab activities which includes paternity testing, forensic case-work analysis, and mitchondrial DNA analysis.

To grow these revenue opportunities, the Company responds to formal requests for proposals issued by government and state agencies, and by private sector companies. More often than not, contracts signed by the Company extend over several quarters, if not years, of operation.

The Company attracts customers from its presentations at national trade shows and advertisements in professional journals. Most work comes to the Company via the internet and to this end the Company has just recently revamped its web page to be more user-friendly and is currently changing its web page again to better bundle its technology and service offerings for better recognition by potential biotech and pharma customers. CBI is a well-recognized key player in bio-defense, vaccine development, clinical trial support, and genetic identity work. Management believes that CBI is very well positioned for continued growth in these areas, and that the Company presents an integrated team to deliver what it believes to be the best service possible to its clients.

The Company is committed to growing revenues from the private sector where margins are higher than from government contracts. The Company has formed key alliance with partners who help promote the sale of the Company’s capabilities, primarily in the private sector. Three such alliances are with Fisher Scientific, LLC, Pittsburgh, PA, Intertek ASG, Manchester, England, and the Center for Functional Genomics, Central New York State Research Foundation, Albany, NY. The principle objectives of these alliances are to use the existing sales forces of our partners to promote CBI’s platform technologies with private sector companies.

The Company recently recruited a well-seasoned Senior Vice President who is directing the Company’s business development, marketing, and sales efforts, primarily in the private sector. The Company has already seen some early successes from its enhanced marketing efforts and will continue to try and increase its visibility with private sector customers.

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

Contract signings in 2006 total approximately $3.2 million to date. CBI’s contracts in the commercial sector continue to increase as CBI’s new marketing efforts gain momentum. CBI signed about $250,000 in new contracts with small to medium sized biotech and pharmaceutical companies in the second quarter of 2006 for activities which include peptide synthesis, cell bank qualification, mutation analysis, amino acid analysis, and comprehensive DNA sequence analysis.

During the second quarter of 2006, there was an upsurge in new contracts with different government agencies for performance of a wide variety of activities. New contracts signed in the second quarter of 2006 for government sector customers total approximately $1.2 million and the Company has already begun work on many of these projects. For the most part, revenues from these new contracts will be realized over the next year.

Unfortunately, CBI was just recently notified by one of its principal clients that two of their on-going clinical trials for which CBI provides the laboratory support activities have been put on clinical hold pending issues to be resolved with the FDA. The revenue that the Company expected to realize from these two programs throughout the third and fourth quarters, estimated at $630,000, will be delayed until the clinical holds are removed. Therefore any anticipated earnings from these programs in the third and fourth quarters are uncertain at this time.

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005.

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

Total revenues decreased by $356,909 or 16.7% from $2,130,084 during the second quarter of 2005 (the “2005 Quarter”) to $1,773,775 during second quarter of 2006 (the “2006 Quarter”).

Revenues realized from lab services decreased by $59,132 or 36.7% from $161,084 during the 2005 Quarter to $101,952 during the 2006 Quarter. This decrease is primarily due to the slow down of short term project work by our clients.

Revenues realized from commercial contracts decreased by $169,549 or 82.1%, from $206,423 during the 2005 Quarter to $36,874 during the 2006 Quarter. Actual revenues for the quarter amounted to $168,574, however based on SEC Staff Accounting Bulletins No. 101 and 102, (Revenue Recognition in Financial Statements), a reclassification of $131,700 that was previously recorded as revenue during the first quarter should have been netted against materials. This adjustment was based on the premise that one of our projects associated with production of HepArrest® in a GMP facility should be considered a pass through thus netting revenue with material costs (see comments on materials under cost of goods).

Revenues realized from various government contracts decreased by $433,510 or 37.2%, from $1,164,101 during the 2005 Quarter to $730,591 during the 2006 Quarter. The decrease in government contract activities was primarily due to budget reversions which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Genetic identity decreased by $41,830 or 7.8%, from $539,452 during the 2005 Quarter to $497,622 during the 2006 Quarter. This decrease is a result of the client’s down sizing of the clients forensic contract work.

Clinical testing increased by $357,392 or 1,084.3%, from $39,549 during the 2005 Quarter to $396,941 during the 2006 Quarter. This increase was primarily due to the ramp-up of clinical testing for one of the Company’s principal clients. Unfortunately, the Company was just recently notified by one of its principal clients that two of their on-going clinical trials for which the Company provides the laboratory support activities have been put on clinical hold pending issues to be resolved with the FDA.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $239,258 or 16.0%, from $1,495,639 during the 2005 Quarter to $1,256,381 during the 2006 Quarter. The cost of services as a percentage of revenue was 70.8% and 70.2% during the 2006 and 2005 quarters, respectively.

The costs for direct labor decreased by $92,125, or 17.3%, from $532,832 during the 2005 Quarter, to $440,707 during the 2006 Quarter. This decrease is primarily due to a decrease in work load during the quarter. The difference in labor is reflected in the overhead increase for the quarter.

The costs for direct materials decreased by $194,173, or 51.0%, from $380,345 during the 2005 Quarter, to $186,172 during the 2006 Quarter. Actual expenses for the quarter amounted to $317,872, however (as mentioned above) based on SEC Staff Accounting Bulletins No. 101 and 102, (Revenue Recognition in Financial Statements), a reclassification of $131,700 that was previously recorded as revenue during the first quarter should have been netted against materials. This adjustment was based on the premise that one of our projects associated with production of HepArrest® in a GMP facility should be considered a pass through thus netting revenue with material costs (see comments above on commercial revenue).

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $47,040 or 8.1%, from $582,462 during the 2005 Quarter to $629,502 during the 2006 Quarter. Increases in overhead are due to additional costs in salaries and benefits, maintenance and repairs and waste disposal and equipment purchases not falling under the capitalization policy of the Company.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $63,885, or 14.5%, from $440,868 during the 2005 Quarter to $504,753 during 2006 Quarter. As a percentage of revenue, these costs were 28.4% and 20.7% during 2006 and 2005.

Total compensation and benefits increased by $23,086 or 23.4% from $98,477 during the 2005 Quarter to $121,563 during the 2006 Quarter. This increase is attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for the issuance of incentive stock options which are now expensed by the Company. Other costs in the general and administrative areas showed modest increases.

Marketing costs increased by $9,971 or 14.5% from $186,868 during the 2005 Quarter to $196,839 during the 2006 Quarter.

Other Income (Expenses)

Interest income during the 2006 Quarter compared to the 2005 Quarter increased by $9,806 or 65.6% from $14,933 during the 2005 Quarter to $24,739 during the 2006 Quarter. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2006 and 2005 Quarters includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense increased by $18,169 or 31.6% from $57,399 during the 2005 Quarter to $75,568 during the 2006 Quarter. This increase is a direct result of the rising interest rates throughout the year.

Results of Operations

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005.

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

Total revenues increased by $21,061 or .5% from $3,665,596 during the 2005 Period (the “2005 Period”) to $3,686,657 during the 2006 Period (the “2006 Period”).

Revenues realized from lab services decreased by $160,925 or 42.3% from $380,147 during the 2005 Period to $219,222 during the 2006 Period. This decrease is primarily due to the slow down on one time piece meal work from our clients.

Revenues realized from various commercial contracts increased by $60,611 or 19.2%, from $314,825 during the 2005 Period to $375,436 during the 2006 Period. This increase is primarily due to the following: 1) additional long term work submitted from two new clients, and 2) an increase in work by an existing client.

Government contracts decreased by $234,084 or 12.0%, from $1,943,136 during the 2005 Period to $1,709,052 during the 2006 Period. As mentioned above, the decrease in government contract activities was primarily due to budget reversions which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Revenues realized from genetic testing decreased by $19,344 or 2.1%, from $932,544 during the 2005 Period to $913,200 during the 2006 Period. This decrease is a result of the client’s down sizing of the client’s forensic contract work.

Clinical testing increased by $376,493 or 615.7%, from $71,539 during the 2005 Period to $448,032 during the 2006 Period. This increase was primarily due to the ramp-up of clinical testing for one of the Company’s principal clients. Unfortunately, the Company was just recently notified by one of its principal clients that two of their on-going clinical trials for which the Company provides the laboratory support activities have been put on clinical hold pending issues to be resolved with the FDA.

Cost of Services

The Company’s cost of services increased by $29,886 or 1.1%, from $2,771,980 during the 2005 Period to $2,801,866 during 2006 Period. The cost of services as a percentage of revenue was 76.0% and 75.6% during the 2006 and 2005 periods, respectively.

The costs for direct labor decreased by $35,365, or 3.7%, from $941,346 during the 2005 Period, to $905,981 during the 2006 Period. This decrease is primarily due to a decrease in work load during the quarter. The difference in labor is reflected in the overhead increase for the quarter.

The costs for direct materials decreased by $85,940, or 12.5%, from $686,417 during the 2005 Period, to $600,477 during the 2006 Period. This decrease is the direct result from negotiations with one of our major suppliers to establish an inventory system. By entering into this arrangement, the Company is able to save an additional 7% of its material costs.

Total overhead costs increased by $151,191, or 13.2%, from $1,144,217 during the 2005 Period to $1,295,408 during the 2006 Period. Increases in overhead are due to additional costs in salaries and benefits, maintenance and repairs and waste disposal and equipment purchases not falling under the capitalization policy of the Company.

Sales, General and Administrative

Total SGA costs increased by $80,597, or 8.3%, from $967,037 during the 2005 Period to $1,047,634 during 2006 Period. As a percentage of revenue, these costs were 28.4% and 26.4% during 2006 and 2005, respectively.

Total compensation and benefits increased by $112,571 or 58.7% from $191,761 during the 2005 Period to $304,332 during the 2006 Period. This increase is attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for the issuance of incentive stock options which are now expensed by the Company. Facility expenses increased by $8,866 or 30.8% from $28,764 during the 2005 Period to $37,630 during the 2006 Period. Additional costs in utilities, telephones, internet services, and landscaping contributed to this increase. Depreciation costs decreased by $45,891 or 86.3% from $53,163 during the 2005 Period to $7,272 during the 2006 Period. The reduction is due to the addition of the new fixed assets system, in which line items can more accurately be recorded against the proper category. The difference in costs is reflected in overhead category. Office expenses decreased by $6,359 or 7.7% from $82,652 during the 2005 Period to $76,293 during the 2006 Period. This decrease is primarily due to the lack of equipment purchases under $1,000 that were not purchased in 2006 compared to 2005.

Marketing costs remained relatively constant from the first Period 2006 to the first Period 2005. Marketing costs increased by $12,731 or 3.4% from $371,343 during the 2005 Period to $384,074 during the 2006 Period.

Other Income (Expenses)

Interest income during the 2006 Period compared to the 2005 Period increased by $13,007 or 37.7% from $34,501 during the 2005 Period to $47,509 during the 2006 Period. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2006 and 2005 Periods includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense increased by $41,019 or 37.6% from $108,866 during the 2005 Period to $149,885 during the 2006 Period. This increase is a direct result of the rising interest rates throughout the year.

Liquidity and Capital Resources

The 2006 Period reflected cash provided by operating activities of $16,660, as compared to cash provided by operations of $17,461 during the 2005 Period. This increase was the result of the Company’s positive cash flow changes in the working capital accounts, primarily accounts payable. The 2006 Period reflected a use of cash from investing activities of $180,410, as compared to $212,415 during the 2005 Period. The decrease reflects the timing of equipment purchased between periods. The 2006 Period reflected net cash used in financing activities of $99,639, as compared to $82,979 during the 2005 Period. Net working capital as of June 30, 2006 and December 31, 2005 was $3,274,116 and $3,213,663 respectively.

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Vice President of Financial Operations (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2006 that the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended June 30, 2006, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2006, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting.

1.	The Shareholders elected Richard Freer, Ph.D., Gerald P. Krueger, and Donald A. McAfee, Ph.D., (Class III Directors) to terms expiring in 2009 and Joseph R. Slay (Class II Director) to a term expiring in 2008 or until their successors are elected and shall have qualified. The votes were as follows:

Director	Votes Cast For	Votes Cast Against	Votes Withheld Broker Non-Votes

Richard J. Freer, PhD.	2,456,612	389,229	0
Gerald P. Krueger.	2,376,359	469,482	0
Donald A. Mc Afee, PhD	2,375,859	469,482	0
Joseph R. Slay	2,375,859	469,482	0

2.	The shareholders of the Company did not ratify the approval of the Company’s proposed 2006 Stock Incentive Plan.

Votes Cast For	Votes Cast Against	Abstain	Votes Withheld Broker Non-Votes
387,393	606,478	1,050	1,850,920

3.	The shareholders of the Company ratified the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending December 31, 2006. The votes were as follows:

Votes Cast For	Votes Cast Against	Abstain	Votes Withheld Broker Non-Votes
2,832,331	5,511	8,000	0

The following individuals’ terms as directors of the Company continued after the meeting:

Director Name	Class	Term Expires
Thomas R. Reynolds	I	2007
James D. Causey	I	2007
Robert B Harris, Phd..	II	2008
Samuel P. Sears Jr.	II	2008

Item 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.5	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.6	First Amended and Restated Employment Agreement for James H. Brennan (4)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.8	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.9	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (4)

10.10	First Amendment to First Amended and Restated Employment Agreement for Robert B. Harris, Ph.D. (4)

10.11	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (4)

10.12	Officer’s Severance Agreement for James H. Brennan (6)

31.1	Certification of Robert B. Harris, Ph.D. (9)

31.2	Certification of James H. Brennan (9)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (9)

32.2	Section 906 Certification of James H. Brennan (9)

99.1	1997 Stock Incentive Plan, as amended (1)

99.2	2000 Stock Incentive Plan (7)

99.3	2002 Stock Incentive Plan, as amended (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, dated February 8, 2005, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(9)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Vice President Financial Operations and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	First Amended and Restated Employment Agreement for Thomas R. Reynolds (2)

10.5	First Amended and Restated Employment Agreement for Robert B. Harris (3)

10.6	First Amended and Restated Employment Agreement for James H. Brennan (4)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.8	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.9	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (4)

10.10	First Amendment to First Amended and Restated Employment Agreement for Robert B. Harris, Ph.D. (4)

10.11	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (4)

10.12	Officer’s Severance Agreement for James H. Brennan (6)

31.1	Certification of Robert B. Harris, Ph.D. (9)

31.2	Certification of James H. Brennan (9)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (9)

32.2	Section 906 Certification of James H. Brennan (9)

99.1	1997 Stock Incentive Plan, as amended (1)

99.2	2000 Stock Incentive Plan (7)

99.3	2002 Stock Incentive Plan, as amended (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, dated February 8, 2005, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(9)	Filed herewith.