Form 10QSB
period 2006-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2006-11-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

As of November 14, 2006, 3,310,073 shares of common stock, without par value per share, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes:  ☐    No:  ☒

Commonwealth Biotechnologies, Inc.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,629,847	$2,811,129
Accounts receivable	957,596	1,342,292
Prepaid expenses and inventory	300,205	122,927

Total current assets	3,887,648	4,276,348

Property and Equipment, net	5,749,283	5,971,730

Other Assets
Intangible assets, net	109,147	318,275
Mortgage costs, net	70,883	87,279
Goodwill	490,000	490,000

Total other assets	670,030	895,554

	$10,306,961	$11,143,632

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$357,338	$423,059
Current maturities of long term debt	517,676	512,729
Deferred compensation	12,682	126,830
Deferred revenue and customer deposits	18,977	57,904

Total current liabilities	906,673	1,120,522

Long term debt less current maturities	3,843,022	4,006,510

Total Liabilities	4,749,695	5,127,032

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized September 30, 2006–3,310,073; December 31, 2005 – 3,253,556 shares issued and outstanding	—	—
Additional paid-in capital	15,791,415	15,489,370
Restricted Stock	(326,083)	(191,556)
Other Comprehensive income (loss)	(14,757)	(48,275)
Accumulated deficit	(9,893,309)	(9,232,939)

Total stockholders’ equity	5,557,266	6,016,600

	$10,306,961	$11,143,632

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited)		(Unaudited)
Revenue
Lab Services	$78,273	$143,223	$299,271	$523,370
Commercial contracts	250,088	193,313	625,523	508,137
Government contracts	665,666	1,135,619	2,374,718	3,078,756
Genetic identity	369,074	610,715	1,280,499	1,543,259
Clinical services	86,978	169,144	535,010	240,884
Other revenue	7,540	29,560	29,255	52,765

Total revenue	1,457,619	2,281,574	5,144,276	5,947,171

Costs of services
Direct Labor	419,759	477,710	1,325,740	1,419,056
Direct Materials	258,746	311,708	859,223	998,124
Overhead	621,664	573,787	1,917,072	1,773,005

Total costs of services	1,300,169	1,363,205	4,102,035	4,190,185
Gross Profit	157,450	918,369	1,042,241	1,756,986

Selling, General & Administrative	509,365	617,371	1,556,998	1,529,408

Operating income (loss)	(351,915)	300,998	(514,757)	227,578

Other income (expenses)
Interest expense	(74,789)	(61,297)	(224,675)	(170,164)
Interest income	31,489	14,441	79,063	48,942

Total other income (expense)	(43,300)	(46,856)	(145,612)	(121,222)

Net Income/(loss)	$(395,215)	$254,142	$(660,369)	$106,356

Basic income/(loss) per common share	$(0.12)	$0.08	$(0.20)	$0.03

Diluted income/(loss) per common share	$(0.12)	$0.08	$(0.20)	$0.03

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(660,369)	$106,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	677,976	736,808
Stock Based Compensation	161,187	—
Changes in:
Accounts receivable	384,697	(143,191)
Prepaid expenses and inventory	(177,280)	(166,596)
Accounts payable and other current liabilities	(146,354)	15,475
Deferred revenue	(38,926)	(144,060)

Net cash provided by operating activities	200,931	404,064

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(230,005)	(269,045)
Purchase of FIL, net	—	(28,947)

Net cash used in investing activities	(230,005)	(297,992)

Cash Flows from Financing Activities
Issuance of common stock	6,334	—
Principal payments on demand note payable and long term debt	(158,542)	(57,963)
Increase in loan costs	—	(1,840)

Net cash used in financing activities	(152,208)	(59,803)

Net increase (decrease) in cash and cash equivalents	(181,282)	46,269

Cash and cash equivalents, beginning of period	2,811,129	2,742,034

Cash and cash equivalents, end of period	$2,629,847	$2,788,303

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$224,675	$170,164

Non-cash investing and financing activities, purchase of equipment through a capitalized lease	$—	$480,976

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Notes To Financial Statements

NOTE 1. Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2005, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the Company’s year. The Company’s condensed consolidated financial statements for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R).

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the nine months ended September 30, 2006 was $47,097 and is included in selling, general and administrative. As of September 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $15,699, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 3.3 years.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the nine months ended September 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. As stock-based compensation expense recognized for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

A summary of the activity of stock options for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	967,319	$5.97	1,081,798	$6.12
Granted	—	—	10,250	6.00
Expired	(15,998)	4.53	(174,500)	6.50
Exercised	—	—	—	—

Options and warrants outstanding at end of period	951,321	6.00	917,548	6.04

Options and warrants exercisable at end of period	908,180	6.01	823,431	6.20

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Shares	Weighted avg Exercise price	Shares	Weighted avg Exercise price
Options and warrants outstanding Beginning of period	986,919	$5.60	889,598	$6.34
Granted	—	—	212,450	5.13
Expired	(20,598)	4.76	(184,500)	6.47
Exercised	(15,000)	3.40	—	—

Options and warrants outstanding at end of period	951,321	6.00	917,548	6.04

Options and warrants exercisable at end of period	908,180	6.01	823,431	6.20

The following table illustrates the pro forma net income and earnings per share for the three and nine months ended September 30, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income/(loss):	$254,142	$106,356
As reported:
Proforma effect of recognizing stock-based compensation in accordance with FASB No. 123	(46,141)	(401,453)

Proforma income/(loss)	$208,001	$(295,097)

Income/(loss) per common share:
As reported
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Proforma effect of recognizing stock-based compensation in accordance with FASB 123	$(0.02)	$(0.12)

Basic proforma income (loss) per common share	$0.06	$(0.09)

Diluted proforma income (loss) per common share	$0.06	$(0.09)

In 2005, the fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2005: no dividend yield, expected volatility of 35%, risk free interest rate of 4.34% and expected lives of 10 years.

NOTE 3. Earnings (loss) per Share

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At September 30, 2006 and 2005, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Basic Shares	3,310,073	3,253,556	3,307,722	3,221,019
Dilutive effect of stock options	—	118,033	—	105,265

Diluted Shares	3,310,073	3,371,589	3,307,722	3,326,284

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a solutions provider to the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. The Company has crafted a stimulating, open environment where scientists collaborate among themselves and with CBI’s clients, take on interesting challenges and develop creative solutions. CBI offers greatly expanded and comprehensive testing in the areas of genetic identity, paternity, forensic, and Convicted Offender DNA Index System (“CODIS”) analyses. The Company is accredited by the American Association of Blood Banks, and the National Forensic Science Technology Council for forensic and CODIS analysis, and operates laboratories approved under the Clinical Laboratory Investigation Act (“CLIA”). In addition, It operates fully accredited BSL-3 laboratories for virology, bacteriology, and toxin analysis and production. CBI enjoys an excellent reputation with its customers and is valued for its ability to bring novel and imaginative solutions to problems in life-sciences research.

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

CBI is continues to pursue revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and DNA reference lab activities. CBI acts as both prime and subcontractor for bio-defense related work. The Company views commercial and government contracts as its most important sources of revenue. For this reason, it has moved away from concept of “piece work” for individual investigators. Further, CBI is now emphasizing its creative solutions approach, rather than its large litany of individual technology offerings CBI sees its creative solutions approach as an added value for its customers and has determined that its customers are willing to contract with CBI for this premium service. The Company continues to re-vamp its marketing activities and promotional literature so as to more closely align its technology offerings with the expectations of large and small biotech and pharma. CBI’s web page, which is the entry point for many of its new customers, has been re-designed (www.cbi-biotech.com). The five core technology areas in the Company include protein chemistries, DNA chemistries, immunochemistries, recombinant protein chemistries, and microbiology studies. With all its contracts, CBI generally recognizes revenues as services are rendered or as products are delivered. In some instances, CBI recognizes revenue with performance-based installments payable over the contract as milestones are achieved.

Growth Strategy

The Company is continues to pursue revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and DNA reference lab activities which includes paternity testing, forensic case-work analysis, and mitchondrial DNA analysis.

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

The Company is committed to growing revenues from the private sector where margins are higher than from government contracts. The Company has formed key alliance with partners who help promote the sale of the Company’s capabilities, primarily in the private sector. Three such alliances are with Fisher Scientific, LLC, Pittsburgh, PA, Intertek ASG, Manchester, England, PharmAust, Ltd., Perth, Australia, and the Center for Functional Genomics, Central New York State Research Foundation, Albany, NY. The principal objectives of these alliances are to use the existing sales forces of its partners to promote CBI’s platform technologies with private sector companies.

The Company recently recruited a well-seasoned Senior Vice President who is directing the Company’s business development, marketing, and sales efforts, primarily in the private sector. The Company has already seen some early successes from its enhanced marketing efforts and will continue to try and increase its visibility with private sector customers.

Outside of organic revenue growth in CBI’s focus areas, the Company is actively looking at corporate acquisitions which are complimentary to CBI’s existing platform technologies and within its corporate expertise. As was done in the acquisition of Fairfax Identity Labs in 2004, any new potential acquisition is carefully analyzed with regard to its revenue and expense impact on the Company, whether it poses significant growth potential for the Company, whether it is accretive to CBI’s shareholders, and whether the new company can be readily managed while retaining key personnel. It is in this regard that CBI announced execution of a Term Sheet to acquire Mimotopes Pty, Ltd, a wholly owned subsidiary of PharmAust Ltd. The time to consummate this acquisition was recently extended and the term sheet revised while CBI continues its due diligence process. On completion of the due diligence process, CBI will seek shareholder approval for the acquisition of Mimotopes.

Contract signings in 2006 total nearly $6 million, of which $2.35 million was awarded in the third quarter. One of the principal contracts awarded totaled $1.45 million over five years. This was issued by a particular state agency to CBI’s DNA reference lab for DNA sequence analysis.

However, the decided lack of contract activity in the fourth quarter of 2005 and in the first quarter of 2006 is currently adversely affecting CBI’s fiscal performance. As revenues from contracts signed in the latter quarters of 2006 ramp up, management expects that the revenue short-fall will be reversed. Another major contributor to CBI’s current revenue shortfall was the unanticipated cancellation of one clinical trial and temporary suspension of a second clinical trial for which CBI performs all the laboratory support work. As announced in the third quarter, 2006, these two on-going clinical trials were put on clinical hold pending issues to be resolved with the FDA. One of these trials has now been canceled all together, but the clinical hold put on the second trial has been lifted. Nonetheless, the revenue that the Company expected to realize from these two programs throughout the third and fourth quarters was about $630,000. Patient samples from the second clinical trail will arrive at CBI beginning in January, 2007, and so revenues from this latter program, which total about $240,000 are expected to begin to be received at CBI in February, 2007.

CBI continues to sign new commercial contracts with small to medium sized biotech and pharmaceutical companies. In fact, revenues from commercial contracts have increased by about $117,000 or about 23%, through the end of the third quarter, 2006 compared to the same period in 2005. Also during the third quarter of 2006, a new bio defense contract was awarded for the initial examination of the proteomes of certain select agent pathogens. This contract is currently valued at $300,000 with an additional $500,000, expected in the 2007 government fiscal year. However, government contracting is still uncertain at this time as budgets and allocated funds are shifted to meet changing government priorities. CBI is responding to many different requests for proposals and is teamed with major industry partners in pursuit of new potential government programs in drug metabolism, vaccine development, and toxin production.

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005.

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

Total revenues decreased by $823,955 or 36.11% from $2,281,574 during the third quarter of 2005 (the

“2005 Quarter”) to $1,457,619 during third quarter of 2006 (the “2006 Quarter”). Revenues decreased in all categories with the exception of commercial revenue through the quarter primarily due to the lack of government contracts awarded in the beginning of the year as well as the cancellation and deferment of two clinical trials.

Revenues realized from lab services decreased by $64,950 or 45.3% from $143,223 during the 2005 Quarter to $78,273 during the 2006 Quarter. This decrease is primarily due to the slow down of short term project work by existing clients.

Revenues realized from commercial contracts increased by $56,775 or 29.4%, from $193,313 during the 2005 Quarter to $250,088 during the 2006 Quarter. This increase is primarily due to the implementation under the direction of its new Senior Vice President of Sales, Marketing and Business Development; to obtain new clients using the Company’s new marketing strategies.

Revenues realized from various government contracts decreased by $469,953 or 41.4%, from $1,135,619 during the 2005 Quarter to $665,666 during the 2006 Quarter. The decrease in government contract activities was primarily due to budget reversions which have pushed back the start dates of new and existing contract work.

Genetic identity decreased by $241,641 or 39.6%, from $610,715 during the 2005 Quarter to $369,074 during the 2006 Quarter. This decrease is a result of the client’s down sizing of the clients forensic contract work.

Clinical services decreased by $82,166 or 48.6%, from $169,144 during the 2005 Quarter to $86,978 during the 2006 Quarter. This decrease was primarily due to the cancellation of one clinical study that started up in the second quarter of 2006 and the deferment of another which is expected to begin during the first quarter of 2007.

Cost of Services

Cost of services consists primarily of materials, labor, subcontractor costs and overhead. The cost of services decreased by $63,036 or 4.6%, from $1,363,205 during the 2005 Quarter to $1,300,169 during the 2006 Quarter. The cost of services as a percentage of revenue was 89.2% and 59.8% during the 2006 and 2005 quarters, respectively.

The costs for direct labor decreased by $57,951, or 12.1%, from $477,710 during the 2005 Quarter, to $419,759 during the 2006 Quarter. This decrease is primarily due to a decrease in work load during the quarter. The difference in labor is reflected in the overhead increase for the quarter. The costs for direct materials decreased by $52,962, or 17.0%, from $311,708 during the 2005 Quarter, to $258,746 during the 2006 Quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $47,877 or 8.3%, from $573,787 during the 2005 Quarter to $621,664 during the 2006 Quarter.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs decreased by $108,006, or 17.5%, from $617,371 during the 2005 Quarter to $509,365 during 2006 Quarter. As a percentage of revenue, these costs were 34.9% and 27.1% during 2006 and 2005.

Total compensation and benefits decreased by $78,540 or 37.4% from $210,089 during the 2005 Quarter to $131,549 during the 2006 Quarter. Professional fees decreased by $17,801 or 22.1% from $80,575 during the 2005 Quarter to $62,774 during the 2006 Quarter. This decrease is a result of the pending implementation of the Sarbanes-Oxley (SOX) requirements that was active during the third quarter of 2005, but later placed on hold for small businesses. Potential implementation is now scheduled for the calendar year 2009. Office expenses decreased by $8,733 or 24.9% from $35,018 during the 2005 Quarter to $26,285 during the 2006 Quarter. This decrease is primarily due to the lack of equipment purchases under $1,000 that were not purchased in 2006 compared to 2005 as well as a reduction in travel costs for the 2006 quarter compared to the 2005 quarter. Other costs in the general and administrative areas showed modest increases. Marketing costs increased by $10,006 or 5.2% from 190,946 during the 2005 Quarter to $200,952 during the 2006 Quarter.

Other Income (Expenses)

Interest income during the 2006 Quarter compared to the 2005 Quarter increased by $17,048 or 118.0% from $14,441 during the 2005 Quarter to $31,489 during the 2006 Quarter. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2006 and 2005 Quarters includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense increased by $13,492 or 22.0% from $61,297 during the 2005 Quarter to $74,789 during the 2006 Quarter. This increase is a direct result of the rising interest rates throughout the year.

Results of Operations

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005.

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

Total revenues decreased by $802,895 or 13.5% from $5,947,171 during the 2005 Period (the “2005 Period”) to $5,144,276 during the 2006 Period (the “2006 Period”).

Revenues realized from lab services decreased by $224,098 or 42.8% from $523,370 during the 2005 Period to $299,271 during the 2006 Period. This decrease is primarily due to the slow down on one time piece meal work from our clients.

Revenues realized from various commercial contracts increased by $117,386 or 23.1%, from $508,137 during the 2005 Period to $625,523 during the 2006 Period. This increase is primarily due to the beginning of increased marketing efforts from our new Senior Vice President of Sales, Marketing and Business Development.

Government contracts decreased by $704,038 or 22.9%, from $3,078,756 during the 2005 Period to $2,374,718 during the 2006 Period. As mentioned above, the decrease in government contract activities was primarily due to budget reversions which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Revenues realized from genetic testing decreased by $262,760 or 17.0%, from $1,543,259 during the 2005 Period to $1,280,499 during the 2006 Period. This decrease is a result of the elimination of a forensic contract. During the fourth quarter of 2006, the Company anticipates that two new contracts will supplement the loss of this contract.

Clinical testing increased by $294,126 or 139.1%, from $240,884 during the 2005 Period to $535,010 during the 2006 Period. This increase was primarily due to the ramp-up of clinical testing for one of the Company’s principal clients during the second quarter. Unfortunately, the Company was just recently notified by one of its principal clients that two of their on-going clinical trials for which the Company provides the laboratory support activities have been put on clinical hold pending issues to be resolved with the FDA, one of which now has an expected start date in January 2007.

Cost of Services

The Company’s cost of services decreased by $88,150 or 0.2%, from $4,135,186 during the 2005 Period to $4,190,185 during 2006 Period. The cost of services as a percentage of revenue was 79.7% and 70.4% during the 2006 and 2005 periods, respectively.

The costs for direct labor decreased by $93,316, or 6.6%, from $1,419,056 during the 2005 Period, to $1,325,740 during the 2006 Period. This decrease is primarily due to a decrease in work load during the period. The difference in labor is reflected in the overhead increase for the quarter.

The costs for direct materials decreased by $138,901, or 13.9%, from $998,124 during the 2005 Period, to $859,223 during the 2006 Period. This decrease is the direct result from negotiations with one of our major suppliers to establish an inventory system. By entering into this arrangement, the Company is able to save an additional 7% of its material costs.

Total overhead costs increased by $144,067, or 8.1%, from $1,773,005 during the 2005 Period to $1,917,072 during the 2006 Period. Increases in overhead are due to additional costs in salaries and benefits, maintenance and repairs and waste disposal and equipment purchases not falling under the capitalization policy of the Company.

Sales, General and Administrative

Total SGA costs decreased by $27,590, or 1.8%, from $1,529,408 during the 2005 Period to $1,556,998 during 2006 Period. As a percentage of revenue, these costs were 30.2% and 25.7% during 2006 and 2005, respectively.

Total compensation and benefits increased by $33,060 or 8.2% from $402,822 during the 2005 Period to $435,882 during the 2006 Period. This increase is attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for the issuance of incentive stock options which are now expensed by the Company. Facility expenses increased by $16,488 or 41.8% from $39,424 during the 2005 Period to $55,913 during the 2006 Period. Additional costs in utilities, telephones, Internet services, and landscaping contributed to this increase. Professional fees decreased by $13,427 or 6.2% from

$215,087 during the 2005 Period to $201,660 during the 2006 Period. This reduction is a result of the pending implementation of the Sarbanes-Oxley (SOX) requirements that was active during the third quarter of 2005, but later placed on hold for small businesses. Potential implementation is now scheduled for the calendar year 2009. Office expenses decreased by $15,053 or 12.8% from $117,732 during the 2005 Period to $102,679 during the 2006 Period. This decrease is primarily due to the lack of equipment purchases under $1,000 that were not purchased in 2006 compared to 2005. Miscellaneous costs decreased by $23,692 or 33.8% from $70,088 during the 2005 Period to $46,396 during the 2006 Period. This reduction was primarily due to expenses in 2005 being paid out by the Company in the following two areas: 1) general costs for recruitment and 2) donations where the Company made a corporate wide donation for the relief efforts related to hurricane Katrina.

Marketing costs remained relatively flat from the 2005 Period to the 2006 Period. Marketing costs increased by $10,798 or 4.2% from $561,188 during the 2005 Period to $584,726 during the 2006 Period.

Other Income (Expenses)

Interest income during the 2006 Period compared to the 2005 Period increased by $30,121 or 61.5% from $48,942 during the 2005 Period to $79,063 during the 2006 Period. This increase represents interest earned from the Company’s investments. Interest expense incurred by the Company during the 2006 and 2005 Periods includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense increased by $54,511 or 32.0% from $170,164 during the 2005 Period to $224,675 during the 2006 Period. This increase is a direct result of the rising interest rates throughout the year.

Liquidity and Capital Resources

The 2006 Period reflected cash provided by operating activities of $200,931, as compared to cash provided by operations of $404,064 during the 2005 Period. This decrease was the result of the Company’s negative cash flow changes in the working capital accounts, primarily accounts payable and prepaid expenses and inventory. Some of the difference was offset by a positive change in accounts receivable. The 2006 Period reflected a use of cash from investing activities of $230,005, as compared to $297,992 during the 2005 Period. The decrease reflects the timing of equipment purchased between periods. The 2006 Period reflected net cash used in financing activities of $152,208, as compared to $59,803 during the 2005 Period. Net working capital as of September 30, 2006 and December 31, 2005 was $2,980,975 and $3,155,826 respectively.

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

During the period ended September 30, 2006, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

November 14, 2006

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