Form 10KSB
period 2006-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2007-03-30
CIK 1042418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The issuer’s revenues for the year ended December 31, 2006 were $6,532,482.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on March 21, 2007 was approximately $5,858,342 based on the closing sales price of the shares of $1.96 per share, as reported on the NASDAQ Market on March 21, 2007.

As of March 21, 2007, there were 5,484,767 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 18, 2007 are incorporated by reference into Part III of this Form 10-KSB. Portions of the registrant’s 2006 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one:)    Yes  ☐    No  ☒

PART I

Item 1.	Description of Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a solutions provider to the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. CBI has crafted a stimulating, open environment where scientists collaborate among themselves and with CBI’s clients, take on interesting challenges and develop creative solutions. Through CBI’s Fairfax Identity Labs (“FIL”), CBI offers comprehensive genetic identity testing, including paternity, forensic, and Convicted Offender DNA Index System (“CODIS”) analyses. CBI is accredited by the American Association of Blood Banks, Clinical Laboratory Improvement Amendments (“CLIA”), and the National Forensic Science Technology Council, and operates fully accredited BSL-3 laboratory. CBI enjoys an excellent reputation with its customers and is valued for its ability to bring novel and imaginative solutions to problems in life-sciences research.

CBI is a preferred provider of early development contract research. The Company facilitates strategic decisions to both short term and long term clients. The Company offers both Good Laboratory Practices (“GLP”) and non-GLP rated services, and accommodates all levels of service, from bench to production scale processes. CBI prides itself on its high throughput and fully integrated platform technologies, and over the years, has put in place numerous specialty labs, including Biosafety level 3 labs for bacteriology and virology, a DNA reference Lab, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs. This arrangement distinguishes CBI from many other biotechnology companies in that its revenues are not dependent on successful commercialization of a new biotechnology product. The Company continues to keep pace with new technologies and is able to offer these new services to its customers.

The Company has the experience and expertise usually found in much larger contract research organizations (“CROs”). It has extensive experience in contract and program management work in both the government and private sectors and is well-recognized for expertise in molecular genetics, mass spectrometry, peptide synthesis, DNA sequence analysis and reference lab work.

CBI is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and in DNA reference lab activities. CBI acts as both prime contractor and subcontractor for bio-defense related work. More often than not, CBI is the prime (if not the only) contractor performing clinical laboratory or comprehensive contracts for its private sector clients.

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

The most significant event for the Company during the year was the announcement of its intention to acquire Mimotopes Pty Ltd, in a stock transaction with a subsidiary of PharmAust Limited (Australian Stock Exchange: PAA). Mimotopes is a global leader in high quality research-grade peptide products and applications with a suite of patented synthesis technologies, state-of-the-art facilities and a team of highly experienced staff. Upon completion of the transaction in February 2007, former Mimotopes Managing Director Dr. Paul D’Sylva, was appointed to the Board of Directors of CBI and also assumed the duties of Chief Executive Officer. Dr. D’Sylva brings an exceptional skill set in business and finance to CBI that complements the skills of CBI’s senior management. Under Dr. D’Sylva’s leadership, the Company believes that it is well positioned to increase shareholder value in 2007 through increased revenues, expanded international operations and additional strategic acquisitions.

The Mimotopes transaction brings an immediate boost to CBI’s top line revenues as well as a seasoned sales team well versed in selling services to the pharmaceutical and biotech industries. CBI-Mimotopes now has sales offices in San Diego, Raleigh, and Minneapolis, as well as in the UK and Australia. Mimotopes also brings key partnerships with major life science companies Invitrogen and Genzyme Pharmaceuticals. These relationships have strong potential to open new doors for CBI’s products and services and add significant momentum to CBI’s growth in 2007 and beyond. Underlining the strength of the relationship with Genzyme, Mr. Dan Hayden, Senior VP and General Manager of Genzyme Pharmaceuticals, has accepted a position on the Board of CBI.

CBI’s top line revenues in 2006 showed a decrease of 16 percent over 2005, primarily due to a downturn in government sector contract revenues. In 2006, government contracting became very tenuous as dollars were shifted from bio-defense into other areas of priority, including on-going defense efforts, pandemic flu and other health concerns, and natural disaster relief. This information has been confirmed from various on-site meetings with government agencies. While the 2006 year-end results were disappointing, several actions are now underway to leverage the company’s strengths and concentrate resources on core competencies. A strategic review of operations has been initiated, which among other things, will assist management to understand better the cost drivers in CBI’s business and price its services more competitively in the market. The acquisition of Mimotopes and its broad private sector client base will also assist CBI to offset intermittent downturns in contract volume from the government sector. Nonetheless, government contracting in bio-defense and vaccine development remains a funding objective of the Company, but the lack of stability in the government sector also points to the importance of gaining market strength in the private and commercial sectors.

In this regard, CBI’s efforts in identifying contract revenues in the private sector are beginning to pay off. CBI’s web page has been re-vamped once again to more closely align its technology offerings with the expectations and requirements of pharma, bio-tech and related industries. Revised advertising and marketing materials have also been created and distributed which align CBI’s technology offerings with the drug discovery and bio-processing pipelines. As a result of this concerted marketing push, contract dollars with commercial sector clients in 2006 were up compared to 2005, and CBI continues to gain market share for work outsourced from the private sector. Revenues from the DNA reference lab, under the auspices of Fairfax Identity Labs (FIL), were softer in 2006 compared to 2005. However, FIL won several new large contracts in late 2006, primarily in the area of forensic analysis. These contracts represent a shift away from paternity testing contracts to higher margin areas of analysis.

CBI enters 2007 with a number of key contracts across its operating divisions, CBI Services, FIL, and Mimotopes. The Company continues to be a well-recognized key player in bio-defense, vaccine development, clinical trial support, genetic identity work, and now, peptide libraries and peptide synthesis. CBI continues to meet the needs of its clients with superior service and has added new clients in 2006 who are industry leaders in CBI’s core focus areas. In 2007, CBI will be implementing a number of initiatives aimed at increasing revenues, increasing margins, managing costs and most importantly, increasing market awareness and market value. Building on its strong reputation, these initiatives have the potential to build CBI into a true world-leader in contract drug-discovery.

Growth Strategy

The Company is vigorously pursuing revenue opportunities in four principal focus areas: bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and DNA reference lab activities which includes paternity testing, forensic case-work analysis, mitchondrial DNA analysis, and CODIS (Combined DNA Index System) sequence analysis.

The Company attracts customers from its presentations at national trade shows and advertisements in profession journals. Most work comes to the Company via the internet, and to this end CBI has totally revamped its web page to be more user-friendly. CBI is a well-recognized key player in bio-defense, vaccine development, clinical trial support, and genetic identity work. Management believes that CBI is very well positioned for continued growth in these areas, and that the Company presents an integrated team to deliver what it believes to be the best service possible to its clients.

The Company is committed to growing revenues from the private sector where margins are higher than from government contracts.

Regulatory Compliance

The Company is registered under CLIA, which enables the Company to accept human samples for analysis and to perform analysis of human clinical samples for the presence of known genetic markers.

The Company is also accredited under the guidelines of the National Forensic Science Technology Center (“NFSTC”), to perform DNA identity testing for submission of data into the CODIS data base and to perform forensic analyses. The Company is one of a select few commercial facilities nationwide accredited by the NFSTC to perform criminal (felony) DNA database testing for submission into the FBI CODIS database.

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

The Company operates under strict GLP guidelines and has been successfully audited by a number of private companies and governmental agencies.

Analytical Support Services

The Company is a fee-for-service contractor offering integrated programs that span the gamut of state-of-the-art life sciences investigations. Typically, CBI takes no ownership position in the intellectual property rights resulting from services it performs under contract for its customers. Since commencing operations, the Company has become noted for providing a wide range of services relating to design, synthesis, purification, and analysis of peptides, proteins, and oligonucleotides and in creating unique assay and detection methods.

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

The services offered by the Company are fully detailed in its promotional brochures, and on its website (www.cbi-biotech.com). The Company offers “fax-on-demand” for customers who seek technology descriptions and pricing information.

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

The Company takes appropriate steps to protect its intellectual property rights and those of its customers. CBI’s practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with the Company. These agreements acknowledge the Company’s exclusive ownership of all intellectual property developed by the individual during the course of his work with the Company and require that all proprietary information disclosed to the individual by the Company or its customers remain confidential.

Marketing

The Company has expanded its customer base primarily through word-of-mouth referrals, attendance at a limited number of trade shows, seminars, and on-site meetings with decision makers. Because of its ability to offer a wide range of biotechnology research services, the Company enjoys a favorable reputation among its customers, and many new customers come to the Company by word-of-mouth recommendation. The Company has constructed its own website (www.cbi-biotech.com) and is listed with several bio-technical and biomedical oriented sites on the World Wide Web.

The Company has developed a marketing plan which addresses several key issues, including;

•	New web–based initiatives:

The CBI web page is being re-designed to make it more user friendly and easier to navigate. New websites will promote the forensics capabilities at CBI, and the herpes virus testing platform web page will be upgraded. CBI’s website prominence will be enhanced through search engine optimization, and finally, the Company is planning on providing periodic, information-based newsletters.

•	A refocus of the Company’s media efforts:

The Company continuously updates its technical brochures, promotional pieces, and trade show booth presentations. Individual sales flyers are distributed which detail the specific technologies available through CBI. The Company’s trade show booth is versatile enough to serve its diverse client base.

•	Electronic News Letter

The Company has instituted an electronic quarterly newsletter which is sent to its data base of email subscribers. The newsletter is intended to keep its customers and its shareholders abreast of current events at the Company and to inform its audience of newsworthy events.

•	Investor Relations

The Company is committed to presentation of its capabilities in appropriate forums, such as analyst conferences and forums. Presentations made by CBI’s management at these venues are posted to CBI’s web page.

Human Resources

The Company currently has forty-five full time employees, including four employees in administration; two in quality control; three in marketing, sales, and/or customer relations; one computer network specialist; and thirty-five employees in laboratory operations. Seven of the Company’s employees hold doctorate degrees, and six have master’s degrees. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes its relations with its employees to be good.

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

Facilities

On November 17, 2004, the Company redeemed industrial revenue bonds for a conventional note payable to a bank. The note matures in November 2009. On December 5, 2005, the Company renegotiated the mortgage rate from prime +0% to prime -.25%. Estimated monthly payments of principal and interest are $32,351 and are collateralized by the building and other assets of the Company. The Company also entered into a swap transfer agreement with its bank essentially capping the interest rate paid by the Company at 7.725%.

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

No matter was submitted to a vote of security holders in the fourth fiscal quarter of 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

The information set forth on page 6 the Company’s 2006 Annual Report to Shareholders under the caption “Market for Common Equity” is incorporated herein by reference.

The following table provides information about our equity compensation plans as of December 31, 2006.

	a	b	c
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	931,725	$6.07	287,309

Equity compensation plans not approved by security holders	0	0	0

Total	931,725	$6.07	287,309

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The information set forth on pages 9 through 15 of the Company’s 2006 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 7.	Financial Statements.

The Company’s financial statements and the related notes thereto, together with the report of BDO Seidman LLP for 2006 and 2005, set forth on pages 17 through 34 of the Company’s 2006 Annual Report to Shareholders are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of management, including the

Company’s Chief Executive Officer and Vice President of Financial Operations, within 90 days prior to the filing date of this report. Based upon that evaluation, the Company’s Chief Executive Officer and Vice President of Financial Operations concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factor that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2006 in a report on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

The information relating to the directors of the Company set forth in the Company’s definitive proxy statement relating to the Company’s Annual Meeting of Shareholders to be held on May 18, 2007 (the “Proxy Statement”) under the caption “Proposal One” is incorporated herein by reference.

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

Code of Conduct

The information relating to the Company’s Code of Conduct is set forth in the Proxy Statement under the caption “Board of Directors Information – Does the Company have a Code of Conduct?” is incorporated herein by reference.

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

On February 9, 2007, the Company acquired all outstanding capital stock of Mimotopes Pty Ltd, an Australian limited company (“Mimotopes”), from PharmAust Chemistry Ltd, an Australian limited company and parent company of Mimotopes (“Chemistry”). As consideration for the acquisition, the Company issued an aggregate of 2,150,000 unregistered shares of its common stock, without par value per share, to Chemistry. On February 9, 2007, the closing price of the Company’s common stock on the Nasdaq Capital Market was $2.15 per share. In connection with the closing of this transaction, the Company appointed Paul D’Sylva, Ph.D. as the Chief Executive Officer and a director of the Company. The Company entered into a formal employment agreement with Dr. D’Sylva as of February 9, 2007. At the time of the acquisition, Dr. D’Sylva served as the Managing Director of PharmAust Limited, an Australian limited company and the parent company of Chemistry.

Item 13.	Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (3)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.8	Employment Agreement for Robert B. Harris (7)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (8)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (6)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (6)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (6)

10.13	Officer’s Severance Agreement for James H. Brennan (9)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAust Chemistry Ltd and PharmAust Limited (10)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (10)

13.1	Annual Report to Shareholders for the fiscal year ended December 31, 2006 incorporated into Form 10-KSB (13)

23.1	Consent of BDO Seidman, LLP (13)

31.1	Certification of Robert B. Harris, Ph.D. (13)

31.2	Certification of James H. Brennan (13)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (13)

32.2	Section 906 Certification of James H. Brennan (13)

99.1	1997 Stock Incentive Plan, as amended (1)

99.2	2000 Stock Incentive Plan (11)

99.3	2002 Stock Incentive Plan, as amended (12)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report, dated March 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(13)	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

The information set forth in the Proxy Statement under the caption “Appointment of Independent Registered Public Accountants” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Date: March 30, 2007	By:	/s/ Robert B. Harris, Ph.D.
Robert B. Harris, Ph.D.
President

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

2.	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

3.	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

4.	Employment Agreement between the Company and Paul D’Sylva (2)

5.	Employment Agreement between the Company and Robert Harris, Ph.D. (3)

6.	First Amended and Restated Employment Agreement between the Company and Thomas R. Reynolds (4)

7.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

8.	First Amended and Restated Employment Agreement between the Company and James H. Brennan (6)

9.	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (6)

10.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

11.	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (6)

12.	Officer’s Severance Agreement for James H. Brennan (9)

13.	1997 Stock Incentive Plan, as amended (1)

14.	2000 Stock Incentive Plan (7)

15.	2002 Stock Incentive Plan, as amended (8)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(9)	Incorporated by reference to the Company’s Form 10-KSB dated March 31, 2003, File No. 001-13467.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Richard J. Freer, Ph.D. Richard J. Freer, Ph.D.	Chairman, COO and Director	March 30, 2007

/s/ Paul D’Sylva, Ph.D. Paul D’Sylva, Ph.D.	Chief Executive Officer and Director	March 30, 2007

/s/ Robert B. Harris, Ph.D. Robert B. Harris, Ph.D.	President and Director (Principal Executive Officer)	March 30, 2007

/s/ Thomas R. Reynolds Thomas R. Reynolds	Executive Vice President, Secretary and Director	March 30, 2007

/s/ James H. Brennan James H. Brennan	Vice President Financial Operations (Principal Financial and Accounting Officer)	March 30, 2007

/s/ James. P. Causey James P. Causey	Director	March 30, 2007

/s/ Samuel P. Sears, Jr. Samuel P. Sears, Jr.	Director	March 30, 2007

/s/ Gerald P. Krueger, Ph.D. Gerald P. Krueger, Ph.D.	Director	March 30, 2007

/s/ Donald McAfee, Ph.D. Donald McAfee, Ph.D.	Director	March 30, 2007

/s/ Daniel O.Hayden Daniel O. Hayden	Director	March 30, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (3)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.8	Employment Agreement for Robert B. Harris (7)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (8)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (6)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (6)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (6)

10.13	Officer’s Severance Agreement for James H. Brennan (9)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAust Chemistry Ltd and PharmAust Limited (10)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (10)

13.1	Annual Report to Shareholders for the fiscal year ended December 31, 2006 incorporated into Form 10-KSB (13)

23.1	Consent of BDO Seidman, LLP (13)

31.1	Certification of Robert B. Harris, Ph.D. (13)

31.2	Certification of James H. Brennan (13)

32.1	Section 906 Certification of Robert B. Harris, Ph.D. (13)

32.2	Section 906 Certification of James H. Brennan (13)

99.1	1997 Stock Incentive Plan, as amended (1)

99.2	2000 Stock Incentive Plan (11)

99.3	2002 Stock Incentive Plan, as amended (12)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(13)	Filed herewith.