Form 10QSB
period 2007-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2007-05-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 15, 2007, 5,487,767 shares of common stock, no par value, of the registrant were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc. and Subsidiary

Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,877,059	$1,904,370
Accounts receivable	1,531,507	962,049
Prepaid expenses and inventory	251,826	431,442

Total current assets	3,660,392	3,297,861

Property and Equipment, net	7,856,480	5,612,145

Other Assets
Goodwill	2,953,762	490,000
Intangible assets, net	27,500	36,667
Mortgage costs, net	59,687	65,285
Deposits	4,500	—

Total other assets	3,045,449	591,952

	$14,562,321	$9,501,958

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$644,705	$307,884
Current maturities of long term debt	238,019	228,545
Accrued payroll liabilities	236,042	18,922
Deferred revenue and customer deposits	17,241	14,927
Interest payable	16,689	16,689

Total current liabilities	1,152,696	586,967

Long term debt, less current maturities	3,757,922	3,786,069

Stockholders’ Equity
Common stock, no par value, 10,000,000 shares authorized March 31, 2007–5,487,767; December 31, 2006 – 3,322,769 shares issued and outstanding	—	—
Additional paid-in capital	20,503,859	15,823,614
Restricted Stock	(275,917)	(301,000)
Other comprehensive income/(loss)	208,948	(8,104)
Accumulated deficit	(10,785,187)	(10,385,588)

Total stockholders’ equity	9,651,703	5,128,922

	$14,562,321	$9,501,958

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc. and Subsidiary

Statements of Operations

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
Revenue
Commercial contracts	$932,808	$455,832
Government contracts	468,499	978,461
Genetic identity	359,253	415,578
Clinical services	186,834	51,091
Other revenue	49,495	11,920

Total revenue	1,996,889	1,912,882

Cost of Services
Direct labor	520,500	465,824
Direct materials	386,955	413,755
Overhead	688,373	665,906

Total cost of services	1,595,828	1,545,485

Selling, General & Administrative	730,314	542,881

Operating loss	(329,253)	(175,484)

Other income (expense)
Foreign currency loss	(20,580)	—
Interest expense	(71,921)	(74,317)
Interest income	22,155	22,835

Total other income (expense)	(70,346)	(51,482)

Net loss	$(399,599)	$(226,966)

Basic and diluted loss per common share	$(0.08)	$(0.07)

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc. and Subsidiary

Statements of Cash Flows

	Three Months Ended
	March 31, 2007	March 31,2006
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(399,599)	$(226,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	277,271	229,633
Foreign currency gain	229,259	—
Stock based compensation	19,754	79,618
Changes in:
Accounts receivable	(569,455)	40,900
Prepaid expenses and inventory	179,616	(141,654)
Accounts payable and other current liabilities	540,297	(162,491)
Deposits	(4,500)	—
Deferred revenue	2,314	(37,925)

Net cash provided by (used in) operating activities	274,957	(218,883)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(215,550)	(59,654)
Purchase of Mimotopes	(50,238)	—

Net cash used in investing activities	(265,788)	(59,654)

Cash Flows used in Financing Activities
Issuance of common stock	37,990	6,334
Principal payments on demand note payable and long term debt	(74,470)	(54,212)

Net cash used in financing activities	(36,480)	(47,878)

Net decrease in cash and cash equivalents	(27,311)	(326,415)

Cash and cash equivalents, beginning of period	1,904,370	2,811,129

Cash and cash equivalents, end of period	$1,877,059	$2,484,714

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$71,921	$74,317

Non-cash investing and financing activities; purchase of equipment through a capitalized lease	$26,535	$—

Fair value of stock issued in Mimotopes acquisition	$4,622,500

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2006, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Consolidation Policy - The consolidated financial statements include the accounts of Commonwealth Biotechnologies, Inc. and its wholly owned subsidiary Mimotopes Pty, Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

Goodwill - Goodwill is recorded on a business combination to the extent the cost of an acquired entity exceeds the fair value of the net assets acquired. The Company tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss would be recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2007 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2006, based on the fair value on the grant date. As stock-based compensation expense recognized for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at January 2007	931,725	$6.07	3.46	$125

Granted	24,000	2.05
Expired	0	0.00
Exercised	(10,000)	1.40

Options and warrants outstanding at March 31, 2007	945,725	$6.02	3.36	$45

Options and warrants exercisable at March 31, 2007	904,407	$6.01	3.36	$45

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and March 2006 was $19,754 and $15,699 respectfully and is included in selling, general and administrative. As of March 31, 2007, total unamortized stock-based compensation cost related to non-vested stock options was $59,264, net of expected forfeitures, which is expected to be recognized over the fiscal year.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2007 was $45 thousand. During the three months ended March 31, 2007, the Company did not receive cash from the exercise of stock options.

NOTES TO FINANCIAL STATEMENTS (continued)

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$1.30	$2.53

Assumptions:
Expected volatility	14.00%	10.80%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.63%	4.86%
Expected option term (years)	10.0	10.0

The following table summarizes information about Restricted Stock Unit (RSU) activity for the three months ended March 31, 2007:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	66,667	$4.52
Granted	—	—
Vested	5,552	4.52
Forfeited	—	—

Non-vested at March 31, 2007	61,115	$4.52

At March 31, 2007, there was approximately $276,000 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.8 years. Compensation expense related to RSUs for the three months ended March 31, 2007 and 2006 was $25,000 for both periods, and is included in selling, general and administrative expenses.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3. EARNINGS (LOSS) PER SHARE

The Company follows the guidance provided in the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. At March 31, 2007 and 2006, common stock instruments have not been included in the computation of earnings per share because their inclusion would have been an anti-dilutive effect.

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended
	March 31, 2007	March 31, 2006
Basic Shares	4,671,878	3,310,073
Dilutive effect of stock options	—	—

Dilutive Shares	4,671,878	3,310,073

NOTE 4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net loss	$(399,599)	$(226,966)
Other Comprehensive loss:
Change fair value of interest rate in swap rate	(12,207)	50,379
Foreign currency translation adjustments	229,259	—

Total comprehensive loss	$(182,547)	$(176,587)

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5. PURCHASE OF MIMOTOPES

In February 2007, the Company acquired all outstanding shares of Mimotopes Pty Ltd, an Australian limited company by issuing 2,150,000 shares of its common stock to PharmAust Chemistry Ltd, an Australian limited company. Based on the 2,150,000 shares at $2.15 per shares, the acquisition price for the purchase of Mimotopes was $4,622,500. In addition, the Company incurred approximately $322,000 of acquisition costs through March 31, 2007. Goodwill amounted to $2,463,762. The issuance of the shares amounts to approximately 39.5% of the Company’s outstanding shares. The results of operations of Mimotopes are included in the Company’s financial statements for the period beginning February 2007 and are reported on a consolidated basis.

Mimotopes, established in 1989 and headquartered in Melbourne, Australia, is a global leader in the development of research-grade peptides for biological and pharmaceutical applications. Mimotopes’ extensive experience and in depth know-how of its highly trained staff, as well as numerous patented and proprietary technologies in solid phase synthesis have made it one of the global leaders in its field. At present, Mimotopes is focused on the fast-growing market for research grade peptides and peptide therapeutics. The entire administration and laboratory operations for Mimotopes are in Clayton, Australia, located about 40km from Melbourne. Mimotopes has sales offices in the United States (Raleigh, NC, Minneapolis, MN, and San Diego, CA), the UK (Wirral), and Australia (Melbourne). It also has distribution channels in Europe and Japan.

NOTE 6. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in U.S. federal jurisdiction and the state of Virginia. The Company is not longer subject to U.S. or state tax examinations for years before 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

NOTE 7. ACQUISITION OF TRIPOS DISCOVERY RESEARCH LTD.

On May 15, 2007, the Company entered into a definitive stock purchase agreement pursuant to which it has agreed to acquire all of the outstanding capital stock of Tripos Discovery Research Ltd., a private limited company incorporated in England (“TDR”), from Tripos UK Holdings, Limited, a private limited company incorporated in England (“Holdings”). Holdings, in turn, is a wholly-owned subsidiary of Tripos, Inc., a Utah corporation. The transaction is structured with a non-refundable, up-front payment of $350,000 followed by payments of up to $1.8 million from TDR receivables and billings. The closing of the transaction is subject to a number of closing conditions. The parties expect the closing to occur in late May or June 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

In February, 2007, Commonwealth Biotechnologies, Inc. announced completion of the acquisition of Mimotopes Pty Ltd (Melbourne, Australia). Upon completion of this transaction, Mimotopes’ Executive Director Dr. Paul D’Sylva, was appointed to the Board of Directors of Commonwealth Biotechnologies, and installed as Chief Executive Officer of the combined entity. Dr. D’Sylva immediately announced the concept of a “CBI Group of Companies” (the “Company”) whose business model will be to maintain a disciplined approach in providing dedicated research services to the drug discovery industry on a fee-for-service basis so as to maximize revenue and profit growth. The CBI Group of Companies currently includes CBI Services, (Richmond Operations), Fairfax Identity Labs, a division of CBI Services, and Mimotopes Pty, Ltd, a wholly owned subsidiary. The Company is thus poised for sustained growth through the:

•	Realization of cost synergies and revenue synergies that will accelerate cash flow growth;

•	Provision of a trained and experienced sales and marketing force with offices located across the United States, the United Kingdom and Australia; and

•	Alignment of business product and service capabilities with industry growth.

Outside of organic revenue growth in the Company’s core focus areas, the Company is actively looking at corporate acquisitions which are complimentary to existing platform technologies and within it’s corporate expertise. Any new potential acquisition is carefully analyzed with regard to its revenue and expense impact on the Company, whether it poses significant growth potential for the Company, whether it is accretive to CBI’s shareholders, and whether the new company can be readily managed while retaining key personnel. New acquisitions are well within the concept of the CBI Group of Companies whose end goal is to create a fully integrated service provider for the biotech and pharmaceutical industries.

CBI Services (www.cbi-biotech.com)

Based in Richmond (VA), CBI Services is a preferred provider of early development contract research solutions whose customers are in the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. CBI Services has crafted a stimulating, open environment where scientists collaborate among themselves and with their clients, take on interesting challenges and develop creative solutions. CBI Services is well recognized for expertise in molecular genetics, mass spectrometry, peptide synthesis, DNA sequence analysis and reference lab work.

CBI Services facilitates strategic decisions for both short term and long term clients, and has the experience and expertise usually found in much larger contract research organizations (“CROs”). CBI Services prides itself on its high throughput and fully integrated platform technologies, and offers both Good Laboratory Practices (GLP) and non-GLP rated services. It has numerous specialty labs, including Biosafety level 3 labs for bacteriology and virology, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs.

CBI Services is vigorously pursuing revenue opportunities in three principal focus areas: (1) government contracts in bio-defense and vaccine development; (2) laboratory support services for on-going clinical trials; and (3) comprehensive contract projects in the private sector.

Commercial and government contracts are CBI Service’s most important sources of revenue, and further, emphasize its creative solutions approach. The Company has entirely re-vamped its web page (www.cbi-biotech.com) and marketing materials to help clarify its potential role in solving its customer’s problems and to better align its service offerings with industry expectations. Revenues are generally recognized as services rendered or as products are delivered. In some instances, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

Growth Strategy. To grow its revenue opportunities, CBI Services responds to formal requests for proposals issued by government and state agencies, and by private sector companies. More often than not, signed contracts extend over several quarters, if not years, of operation.

Most work comes to CBI Services via the internet and from word-of-mouth advertising; the Company attracts customers from its presentations at national trade shows and advertisements in professional journals. CBI Services is a well-recognized key player in bio-defense, vaccine development, clinical trial support, and genetic identity work. Management believes that CBI Services is very well positioned for continued growth in these areas, and that the Company presents an integrated team to deliver what it believes to be the best service possible to its clients.

CBI Services is focused on growing revenues from the private sector where margins are higher than from government contracts. Revenues from the private sector help balance revenues from the government sector, which can vary depending on changes in national priorities. CBI Services is seeking work in the private sector leveraging the talents of the seasoned sales force which came to the company as a consequence of the acquisition of Mimotopes Pty Ltd. In the first four months of 2007, contract signings with private sector customers have totaled over $400,000. This continues the momentum seen in the private sector in the fourth quarter of 2006 and is an indication that enhanced marketing efforts in theare showing early successes. The private sector remains a key market and the Company will focus.

Fairfax Identity Labs (www.fairfaxidlabs.com)

Fairfax Identity Labs (“FIL”), a division of CBI Services, offers comprehensive genetic identity testing, including paternity, forensic, and Convicted Offender DNA Index System (“CODIS”) analyses. Since 1990, FIL has been at the forefront of DNA profiling techniques and innovations, and has continued to meet and exceed all industry standards. FIL is accredited by the American Association of Blood Banks, the National Forensic Science and Technology Council, the New York State Department of Public Health, and is CLIA certified.

FIL’s customers for genetic identity testing are mostly in the private sector, but FIL is also the named service provider under many public sector contracts. FIL also does immigration paternity test analyses, and is looking to expand this particular service with overseas consulates and immigration offices. With regard to forensic test analysis, most of FIL’s customers are state crime labs that recognize the high level of expertise and rapid turn-around time offered by FIL. FIL offers expert witness testimony and a full range of forensic DNA analyses.

Growth Strategy. FIL is well recognized for its expertise in all aspects of DNA reference lab work. Over the last year, the marketing efforts of FIL have shifted from public sector genetic identity analysis to the higher margin areas of private sector identity testing, including immigration paternity testing. In forensics, FIL is less focused on CODIS analyses, than on performance of case work analyses for state and government crime labs. In the first quarter of 2007, FIL sgned $200,000 in new forensic analysis contracts, which builds on the new contract signings previously announced for the latter part of 2006.

Through the efforts of its sales force and through timely and competitive responses to issued requests for proposals, FIL will grow its core service revenues.

Mimotopes Pty Ltd (www.mimotopes.com)

In February 2007, Commonwealth Biotechnologies Inc. completed its acquisition of Mimotopes Pty Ltd (“Mimotopes”), an internationally focused peptide and discovery chemistry company with headquarters in Melbourne, Australia. Formed in 1988, Mimotopes has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides. Mimotopes’ products include:

•	Custom Peptides. A wide range of peptide lengths, purities, quantities and modifications for biological research applications.

•	PepSets™ Peptide Libraries. Peptide libraries for various screening applications in Proteomics, Immunology and Drug Discovery.

•	SynPhase™ Lanterns. Modular solid phase substrates for organic synthesis, combinatorial chemistry, peptide chemistry, molecule scavenging and affinity applications.

Mimotopes has over 32 staff and has extensive experience in providing quality peptide products and services. The majority of Mimotopes’ clients are in the private sector (Pharmaceutical and Biotech companies), although the Company also sells to Universities and Government Laboratories. Mimotopes has in place a supply agreement with Invitrogen, Inc. (Carlsbad, CA), a major life-sciences supply company, and a strategic partnership with the Pharmaceuticals Division of Genzyme Corporation (Cambridge, MA). The merger with CBI provides Mimotopes with several strategic advantages including better corporate proximity to Mimotopes’ key markets and partners, better recognition of Mimotopes’ business and excellent synergies with CBI’s other business units.

Growth Strategy. Mimotopes is pursuing an aggressive growth strategy through concerted sales and marketing efforts and strategic alliances. Mimotopes will continue to focus its growth efforts in the private sector, particularly with high-value customers in the Biotech and Pharmaceutical sectors. In the custom peptide market, Mimotopes is positioning itself as a premium provider that applies more rigorous analysis, provides a higher level of technical support and has the ability to synthesize a wider range of peptides than any other peptide company. Peptide libraries are expected to contribute the most to Mimotopes’ revenue growth and the Company continues to develop new value-added offerings in this area.

The experience of Mimotopes’ staff coupled with its patented technology platforms and advanced laboratory facilities position the company well for providing products and services to research institutions and discovery companies in developing peptide therapeutics. In 2005, Mimotopes and Phylogica signed a partnering deal to use Mimotopes’ technology platform to develop novel peptide drugs with antibody-like properties, while in 2006, Mimotopes and Pure Protein LLC developed a novel technology platform for peptide vaccine discovery. Mimotopes is also expanding its offerings and capabilities through in-licensing and collaborative service work. In 2007, Mimotopes and PepScan Systems BV (Netherlands) announced agreements for the distribution of PepScan’s PepChip™ microarray products and consultative selling of PepScan’s discontinuous epitope mapping service through Mimotopes’ global sales channels.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenues

The Company experienced fluctuations in all revenue categories. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance. With the acquisition of Mimotopes Pty Ltd in February, the accompanying statements of operations include all revenues and expenses of Mimotopes since the acquisition date.

Gross revenues increased by $84,007 or 4.4% from $1,912,882 during the first quarter of 2006 (the “2006 Quarter”) to $1,996,889 during first quarter of 2007 (the “2007 Quarter”).

Commercial contracts increased by $476,976 or 104.6%, from $455,832 during the 2006 Quarter to $932,808 during the 2007 Quarter. This increase is primarily due to the acquisition of Mimotopes revenues in both Peptides and Synphase units. Revenues for the two months ended March 31, 2007 from the acquisition amounted to $526,747.

Government contracts decreased by $509,962 or 52.1%, from $978,461 during the 2006 Quarter to $468,499 during the 2007 Quarter. The decrease in government contract activities was primarily due to budget reversions which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Genetic identity decreased by $56,325 or 13.6%, from $415,578 during the 2006 Quarter to $359,253 during the 2007 Quarter. This decrease is a result of one of the Company’s clients down sizing of forensic contract work and the elimination of a one time non-renewable project.

Clinical services increased by $135,743 or 265.7%, from $51,091 during the 2006 Quarter to $186,834 during the 2007 Quarter. This increase is a direct result of the continuation of a phase I clinical trial analysis contract which did not exist in the first quarter in 2006.

Cost of Services

Cost of services consists primarily of materials, labor and overhead. The cost of services increased by $50,343 or 3.3%, from $1,545,485 during the 2006 Quarter to $1,595,828 during the 2007 Quarter. The cost of services as a percentage of revenue was 79.9% and 80.8% during the 2007 and 2006 Quarters, respectively.

Direct labor increased by $54,676 or 11.7%, from $465,824 during the 2006 Quarter, to $520,500 during the 2007 Quarter. This increase is primarily due to the acquisition of Mimotopes. The cost of direct labor as a percentage of revenue was 26.1% and 24.3% during 2007 and 2006, respectively.

The costs for direct materials decreased by $26,800, or 6.5%, from $413,755 during the 2006 Quarter, to $386,955 during the 2007 Quarter. This decrease is the direct result from negotiations with two major suppliers to establish an inventory system thus reducing excess costs in the ordering of reagents and materials. The cost of direct materials as a percentage of revenue was 19.4% and 21.6% during 2007 and 2006, respectively.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $22,467 or 3.4%, from $665,906 during the 2006 Quarter to $688,373 during the 2007 Quarter. Increases in overhead are due to additional costs in salaries and benefits, maintenance and repairs and waste disposal and equipment purchases not falling under the capitalization policy of the Company.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $187,433, or 34.5%, from $542,881 during the 2006 Quarter to $730,314 during the 2007 Quarter. As a percentage of revenue, these costs were 36.6% and 28.4% during the 2007 Quarter and the 2006 Quarter.

Total general and administrative costs increased by $152,838 or 42.9% from $355,735 during the 2006 Quarter to $508,573 during the 2007 Quarter. Total compensation and benefits increased by $95,093 or 52.0% from $182,769 during the 2006 Quarter to $277,862 during the 2007 Quarter. This increase is primarily attributable from the acquisition of Mimotopes and the addition of their support staff. Facility expenses increased by $4,606 or 20.8% from $22,104 during the 2006 Quarter to $26,710 during the 2007 Quarter. Additional costs in utilities, telephones, and internet services, contributed to this increase. Professional fees increased by $9,890 or 15.1% from $65,723 during the 2006 Quarter to $75,613 during the 2007 Quarter. This increase is a result of the technology costs associated with Mimotopes in maintaining the Company’s computer operations. Other expenses increased by $13,389 or 35.6% from $37,596 during the 2006 Quarter to $50,985 during the 2007 Quarter. This increase is a direct result of increasing the allowance for doubtful accounts.

Sales and marketing costs increased by $34,596 or 18.5% from $187,145 during the 2006 Quarter to $221,741 during the 2007 Quarter. This increase is a direct result from the adding of the Mimotopes sales force. The consolidated effort from sales and marketing from both Company’s will begin to develop over the second and third quarters in 2007.

Other Income (Expense)

Interest income during the 2007 Quarter compared to the 2006 Quarter remained relatively flat. Interest income decreased by $680 or 3.0% from $22,835 during the 2006 Quarter to $22,155 during the 2007 Quarter. Interest expense incurred by the Company during the 2007 and 2006 Quarters includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility. Interest expense decreased by $2,396 or 3.0% from $74,317 during the 2006 Quarter to $71,922 during the 2007 Quarter.

Liquidity and Capital Resources

The 2007 Quarter reflected cash provided by operating activities of $274,957, as compared to cash used in operations of $218,883 during the 2006 Quarter. This net increase was primarily the result of increased accounts payable and other current liabilities of $540,297, depreciation and amortization of $277,271, prepaid expenses and inventory decreasing by $179,616, which was offset by accounts receivable increasing by $569,455. The 2007 Quarter reflected cash used in investing activities of $265,788, as compared cash used in investing activities of $59,654 during the 2006 Quarter. The increase reflects the acquisition of Mimotopes during the 2007 Quarter as well as additional capital expenditures purchased during the 2007 Quarter. The 2007 Quarter reflected net cash used in financing activities of $36,480, as compared to $47,878 during the 2006 Quarter. Net working capital as of March 31, 2007 and December 31, 2006 was $2,507,696 and $2,710,894, respectively.

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

•

The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from Dr. Paul D’Sylva, Chief Executive Officer, and on the Company’s website at www.cbi-biotech.com.

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

The Company’s Chief Executive Officer and Vice President, Finance (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2007 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended March 31, 2007, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 9, 2007, the Company held a special meeting of shareholders for the purpose of voting for the acquisition of all the outstanding capital stock of Mimotopes Pty Ltd, an Australian limited company and a wholly-owned subsidiary of PharmAust Chemistry, which, in turn, is a wholly-owned subsidiary of PharmAust Limited, an Australian company listed on the Australian Stock Exchange. The following were the results of the meeting.

1. The shareholders of the Company voted in favor of the proposed acquisition.

Votes Cast For	Votes Cast Against	Abstain

1,736,569	29,260	100

Item 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (3)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.8	Employment Agreement for Robert B. Harris (7)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (8)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (6)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (6)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (6)

10.13	Officer’s Severance Agreement for James H. Brennan (9)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAus Chemistry Ltd and PharmAust Limited (10)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (10)

31.1	Certification of Paul D’Sylva, Ph.D. (11)

31.2	Certification of James H. Brennan (11)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D. (11)

32.2	Section 906 Certification of James H. Brennan (11)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(11)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Vice President, Financial Operations

May 15, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (3)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.8	Employment Agreement for Robert B. Harris (7)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (8)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (6)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (6)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (6)

10.13	Officer’s Severance Agreement for James H. Brennan (9)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAus Chemistry Ltd and PharmAust Limited (10)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (10)

31.1	Certification of Paul D’Sylva, Ph.D. (11)

31.2	Certification of James H. Brennan (11)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D. (11)

32.2	Section 906 Certification of James H. Brennan (11)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(11)	Filed herewith.