Form 10QSB
period 2007-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2007-08-22
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 14, 2007, 5,489,989 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Commonwealth Biotechnologies, Inc.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,354,470	$1,404,370
Accounts receivable	3,196,669	962,049
Inventory	2,022,078	44,343
Prepaid expenses	492,464	387,099

Total current assets	9,065,681	2,797,861

Property and Equipment, net	7,749,109	5,612,145

Other Assets
Restricted cash	1,177,834	500,000
Goodwill	3,137,528	490,000
Intangible assets, net	18,333	36,667
Mortgage costs, net	54,090	65,285
Deposits	4,500	—

Total other assets	4,392,285	1,091,952

	$21,207,075	$9,501,958

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,748,220	$307,884
Other current liabilities	820,819	—
Current maturities of long term debt	2,566,171	228,545
Accrued payroll liabilities	333,441	18,922
Note payable	679,706	—
Deferred revenue and customer deposits	335,946	14,927
Interest payable	16,689	16,689

Total current liabilities	6,500,992	586,967

Long term debt less current maturities	4,612,309	3,786,069

Total Liabilities	$11,113,299	$4,373,036

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized	—	—
Common stock, no par value, 100,000,000 shares authorized as of June 30, 2007 and 10,000,000 as of December 31, 2006	—	—
June 30, 2007–5,489,989; December 31, 2006 – 3,322,769 shares issued and outstanding
Additional paid-in capital	20,536,094	15,823,614
Restricted Stock	(250,833)	(301,000)
Other Comprehensive income (loss)	502,222	(8,104)
Accumulated deficit	(10,693,707)	(10,385,588)

Total stockholders’ equity	10,093,776	5,128,922

	$21,207,075	$9,501,958

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)		(Unaudited)
Revenue
Commercial contracts	$2,010,864	$138,826	$2,944,523	$594,658
Government contracts	304,778	730,591	782,920	1,709,052
Genetic identity	359,339	497,622	718,592	913,200
Clinical services	45,267	396,941	216,377	448,032
Other revenue	84,513	9,795	133,594	21,715

Total revenue	2,804,761	1,773,775	4,796,006	3,686,657

Costs of services
Direct Labor	753,218	440,707	1,264,914	905,981
Direct Materials	493,297	186,172	873,996	600,477
Overhead	1,006,297	629,502	1,687,801	1,295,408

Total costs of services	2,252,812	1,256,381	3,826,711	2,801,866
Gross Profit	551,949	517,394	969,295	884,791

Research and development	176,702	—	176,702	—
Selling, General & Administrative	1,142,011	504,753	1,890,868	1,047,634

Operating income (loss)	(766,764)	12,641	(1,098,275)	(162,843)

Other income (expenses)
Exchange gains/(losses)	(34,836)	—	(55,261)	—
Interest expense	(115,304)	(75,568)	(187,225)	(149,885)
Interest income	21,873	24,739	44,127	47,574

Total other income (expense)	(128,267)	(50,829)	(198,359)	(102,311)

Income/(loss) Before Extraordinary Gain	(895,031)	(38,188)	(1,296,634)	(265,154)

Extraordinary Gain from Acquisition of Tripos Discovery Research	988,515	—	988,515	—

Net Income/(loss)	$93,484	$(38,188)	$(308,119)	$(265,154)

Basic, income/(loss) per common share before extraordinary gain	$(0.16)	$(0.01)	$(0.27)	$(0.08)

Basic and diluted income/(loss) per common share after extraordinary gain	$0.02	$(0.01)	$(0.06)	$(0.08)

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(308,119)	$(265,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	484,749	454,512
Extraordinary Gain on the purchase of Tripos Discovery Research	(988,515)	—
Stock Based Compensation	49,990	120,401
Changes in:
Accounts receivable	(1,165,070)	(325,154)
Prepaid expenses and inventory	(460,856)	(139,775)
Accounts payable and other current liabilities	1,984,241	200,354
Deposits	(4,500)
Deferred revenue	(95,078)	(28,524)

Net cash provided by (used in) operating activities	(503,158)	16,660

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(333,043)	(180,410)
Purchase of Tripos Discovery Research	3,490,300	—
Purchase of Mimotopes, net	(234,004)	—

Net cash provided by ( used in) investing activities	2,923,253	(180,410)

Cash Flows from Financing Activities
Issuance of common stock	39,990	6,334
Principal payments on demand note payable and long term debt, net	(319,916)	(105,973)
Increase in Restricted Cash	(677,834)	—

Net cash (used in) financing activities	(957,760)	(99,639)

Effects of exchange rate on cash	487,765	—

Net increase (decrease) in cash and cash equivalents	1,950,100	(263,389)

Cash and cash equivalents, beginning of period	1,404,370	2,811,129

Cash and cash equivalents, end of period	$3,354,470	$2,547,740

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$187,225	$149,885

Non-cash investing and financing activities, purchase of equipment through a capitalized lease	$26,535	$—

Fair value of stock issued in Mimotopes acquisition	$4,622,000	$—

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2006, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Consolidation Policy- The consolidated financial statements include the accounts of Commonwealth Biotechnologies, Inc. and its wholly owned subsidiaries’ Mimotopes Pty, Ltd, Australia and Tripos Discovery Research, England. All inter-company accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months and six months ended June 30, 2007 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2006, based on the fair value on the grant date. As stock-based compensation expense recognized in fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

NOTES TO FINANCIAL STATEMENTS (continued)

Three Months Ended June 30, 2007	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at April 30, 2007	938,839	$6.07	3.46	$125
Granted	43,000	2.05
Expired	(106,503)	8.89
Exercised	(2,222)	.90

Options and warrants outstanding at June 30, 2007	873,114	$5.50	3.36	$287

Options and warrants exercisable at June 30, 2007	844,424	$5.56	3.36	$287

Six Months Ended June 30, 2007	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants Outstanding at January 1, 2007	924,839	$5.60	3.46	$125
Granted	67,000	2.05
Expired	(106,503)	8.89
Exercised	(12,222)	1.31

Options and warrants outstanding at June 30, 2007	873,114	$5.50	3.36	$287

Options and warrants exercisable at June 30, 2007	844,424	$5.56	3.36	$287

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the six months ended June 30, 2007 and 2006 was $49,990 and $31,398 respectfully and is included in

NOTES TO FINANCIAL STATEMENTS (continued)

selling general and administrative. As of June 30, 2007, total unamortized stock-based compensation cost related to non-vested stock options was $85,279, net of expected forfeitures, which is expected to be recognized during the remainder of 2007.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2007 was $45 thousand. During the six months ended June 30, 2007, the Company received cash from the exercise of stock options in the amount of $16,000.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Weighted average fair value per share of options granted during the period (estimated on granted grant date using Black-Scholes option-pricing model)	$1.30	$2.53
Assumptions:
Expected volatility	28.03%	22.86%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.63%	4.86%
Expected option term (years)	10.0	10.0

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Weighted average fair value per share of options granted during the period (estimated on granted grant date using Black-Scholes option-pricing model)	$1.30	$2.53
Assumptions:
Expected volatility	34.95%	20.85%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.63%	5.15%
Expected option term (years)	10.0	10.0

NOTES TO FINANCIAL STATEMENTS (continued)

The following table summarizes information about Restricted Stock Unit (RSU) activity for the six months ended June 30, 2007:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	66,667	$4.52
Granted	—	—
Vested	11,104	4.52
Forfeited	—	—

Non-vested at June 30,2007	55,563	$4.52

At June 30, 2007, there was approximately $276,000 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.8 years. Compensation expense related to RSUs for the six months ended June 30, 2007 and 2006 was $50,000 for both periods, and is included in selling, general and administrative expenses.

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

NOTES TO FINANCIAL STATEMENTS (continued)

	Three months Ended June 30, 2007	Three months Ended June 30, 2006
BASIC EARNINGS PER SHARE:
Net Income (Loss) before extraordinary gain	$(895,031)	$(38,188)
Extraordinary gain	988,515	—

Net Income/(loss)	$93,484	$(38,188)

Weighted average shares outstanding	5,487,962	3,310,073

Basic, before extraordinary income	$(0.16)	$(0.01)
Basic earnings per share	$0.02	$(0.01)
DILUTED EARNINGS PER SHARE:
Net Income before extraordinary gain	$(895,031)	$(38,188)
Extraordinary gain	988,515	—

Net Income	$93,484	$(38,188)

Weighted average shares outstanding	5,487,962	3,310,073
Dilutive effect of Stock options	34,584	—

Weighted average diluted shares outstanding	5,522,546	3,310,073

Diluted, before extraordinary gain	$(0.16)	$(0.01)
Diluted earnings per share	$0.02	$(0.01)

NOTES TO FINANCIAL STATEMENTS (continued)

	Six months Ended June 30, 2007	Six months Ended June 30, 2006
BASIC EARNINGS PER SHARE:
Net Income (loss) before extraordinary gain	$(1,296,634)	$(265,154)
Extraordinary gain	988,515	—

Net Income (loss)	$(308,119)	$(265,154)

Weighted average shares outstanding	4,867,056	3,310,073

Basic, before extraordinary income	$(0.27)	$(0.08)
Basic earnings per share	$(0.06)	$(0.08)

DILUTED EARNINGS PER SHARE:
Net Income before extraordinary gain	$(1,296,634)	$(265,154)
Extraordinary gain	$988,515	—

Net Income	$(308,119)	$(265,154)

Weighted average shares outstanding	4,867,056	3,310,073
Stock options and warrants	—	—

Weighted average diluted shares outstanding	4,867,056	3,310,073

Diluted, before extraordinary gain	$(0.27)	$(0.08)
Diluted earnings per share	$(0.06)	$(0.08)

NOTE 4.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss, net of tax, for the three ands six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$93,484	$(38,188)	$(308,119)	$(265,154)
Change in fair value of Interest Rate Swap	34,768	39,629	22,561	90,007
Foreign Currency Translation Adjustments	258,506	—	487,765	—

Total Comprehensive Income (Loss)	$386,758	$1,441	$202,207	$(175,147)

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.	PURCHASE OF MIMOTOPES

In February 2007, the Company acquired all outstanding shares of Mimotopes Pty Ltd, an Australian limited company, by issuing 2,150,000 shares of its common stock to PharmAust Chemistry Ltd, an Australian limited company. Based on the 2,150,000 shares at $2.15 per shares, the acquisition price for the purchase of Mimotopes was $4,622,500. In addition, the Company incurred approximately $322,000 of acquisition related costs. Goodwill amounted to $2,463,762. The issuance of the shares amounted to approximately 39.5% of the Company’s then outstanding shares. The results of operations of Mimotopes are included in the Company’s financial statements for the period beginning February 2007 and are reported on a consolidated basis.

NOTE 6.	PURCHASE OF TRIPOS DISCOVERY RESEARCH

In June 2007, the Company acquired all outstanding shares of Tripos Discovery Research, (TDR) an English limited company, by remitting $350,000 to Tripos Inc., a Utah corporation (Parent). Tripos UK Holdings Limited, a wholly-owned subsidiary of Parent and a private limited company incorporated in England. In addition, the Company agreed to pay a promissory note of $468,997 for any advances made to TDR from May 14, 2007 to the closing date. At the closing date, the Company was also liable to Tripos Inc. for approximately $673,000 related to certain accounts receivable, as calculated under the purchase agreement.

The allocation of the purchase price is based upon the preliminary estimated valuation of the assets and liabilities acquired from the purchase of TDR. The purchase price of TDR was $1,268,899 (including acquisition costs of $241,961). Total assets acquired amounted to $7,450,991 and the Company assumed liabilities of $5,193,557 resulting in and excess of net assets over amount paid of $988,515 which is recorded as an extraordinary gain on the statement of operations. The acquisition was accounted for as a purchase in accordance with the Statement of Financial Standards (SFAS) No. 141, Business Combinations (SFAS No. 141).

Had the acquisition of Tripos Discovery Research been completed at the beginning of January 2007, the Company’s pro forma results would have been as follows:

The consolidated loss for TDR includes $2,801,397 of impairment charges that were previously written off prior to the acquisition.

For the Six Months Ended June 30, 2007
Revenue	$6,995,070
Operating Expenses	12,701,466

$(5,706,396)

Diluted loss before extraordinary gain	$(1.37)
Diluted loss per share	$(1.17)

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7.	INCOME TAXES

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

The Company files income tax returns in U.S. federal jurisdiction and the Commonwealth of Virginia. The Company is no longer subject to U.S. or state tax examinations for years before 2003. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

In 2007, Commonwealth Biotechnologies, Inc. (the “Company”) acquired Mimotopes Pty Ltd (“Mimotopes”), Melbourne, Australia, and Tripos Discovery Research Ltd. (“TDR”), Bude, England. The “CBI Group of Companies” currently includes CBI Services, Richmond, Virginia, Fairfax Identity Labs, a division of CBI Services, Mimotopes and TDR. The latter two companies are operated as wholly owned subsidiaries of CBI. The CBI Group of Companies is focused on a disciplined approach to providing dedicated research services to the drug discovery industry on a fee-for-service basis so as to maximize revenue and profit growth. The Company is poised for sustained growth through the:

•	realization of cost synergies and revenue synergies that will accelerate cash flow growth;

•	provision of a trained and experienced sales and marketing force with offices located across the United States, the United Kingdom, and Australia; and

•	alignment of business product and service capabilities with industry growth.

Outside of organic revenue growth in the Company’s core focus areas, the Company continues to look at potential corporate acquisitions which are complimentary to existing platform technologies and within the Company’s corporate expertise. Any new potential acquisition is carefully analyzed with regard to its revenue and expense impact on the Company, whether it poses significant growth potential for the Company, whether it is accretive to CBI’s shareholders, and whether the new company can be readily managed while retaining key personnel. The end goal of the CBI Group of Companies is to create a fully integrated service provider for the biotech and pharmaceutical industries.

CBI Services (www.cbi-biotech.com)

Based in Richmond (VA), CBI Services is a preferred provider of early development contract research solutions whose customers are in the global biotechnology industry, academic institutions, government agencies, and pharmaceutical companies. It offers broad ranging expertise and a complete array of the most current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. CBI Services has crafted a stimulating, open environment where scientists collaborate among themselves and with their clients, take on interesting challenges and develop creative solutions. CBI Services is well recognized for expertise in molecular genetics, mass spectrometry, peptide synthesis, DNA sequence analysis, and reference lab work.

CBI Services facilitates strategic decisions for both short term and long term clients, and has the experience and expertise usually found in much larger contract research organizations (“CROs”). CBI Services prides itself on its high throughput and fully integrated platform technologies, and offers both Good Laboratory Practices (GLP) and non-GLP rated services. It houses numerous specialty labs; including Biosafety level 3 labs for bacteriology and virology, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs.

CBI Services is vigorously pursuing revenue opportunities in three principal focus areas: (1) government contracts in bio-defense and vaccine development; (2) laboratory support services for on-going clinical trials; and (3) comprehensive contract projects in the private sector.

Commercial and government contracts are CBI Service’s most important sources of revenue, and further, emphasize its creative solutions approach. The Company has entirely re-vamped its web page and marketing materials to help clarify its potential role in solving its customer’s problems and to better align its service offerings with industry expectations. Revenues are generally recognized as services rendered or as products are delivered. In some instances, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

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

CBI Services is focused on growing revenues from the private sector where margins are higher than from government contracts. Revenues from the private sector help balance revenues from the government sector, which can vary depending on changes in national priorities. CBI Services is seeking work in the private sector leveraging the talents of the seasoned sales force which came to the company as a consequence of the acquisition of Mimotopes and TDR. In the second quarter of 2007, CBI Services signed new contracts totaling approximately $2.8 million, including a contract valued at approximately $1.1 million with a private sector customer. New contracts for 2007 with private sector customers exceed $1.8 million which is a clear indication that the Company’s enhanced marketing efforts are showing early successes. The Company will continue to focus on identifying new customers in the private sector.

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

Growth Strategy. FIL is well recognized for its expertise in all aspects of DNA reference lab work. Over the last year, the marketing efforts of FIL have shifted from public sector genetic identity analysis to the higher margin areas of private sector identity testing, including immigration paternity testing. In forensics, FIL is less focused on CODIS analyses, than on performance of case work analyses for state and government crime labs. FIL is proving to be very competitive in winning new contracts for forensic analysis. So far in 2007, FIL has signed nearly $700,000 in new contracts. Through the efforts of its sales force and through timely and competitive responses to issued requests for proposals, FIL will grow its core service revenues.

Mimotopes Pty Ltd (www.mimotopes.com)

Mimotopes Pty Ltd (“Mimotopes”) is an internationally focused peptide and discovery chemistry company with headquarters in Melbourne, Australia. Formed in 1988, Mimotopes has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides. Mimotopes’ products include:

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

The second quarter ended June 30, 2007 was a significant period for Mimotopes with revenue growth of over 30% compared to the same period in 2006. This was primarily due to increases in sales of specialist custom peptides and peptide libraries. In May, Mimotopes and GlycoSyn IRL were awarded NZ$715,000 ($553,000) from New Zealand Trade and Enterprise (NZTE) through the Australia New Zealand Biotechnology Partnership Fund to develop a specialist small molecule and peptide manufacturing facility operating under conditions of Good Manufacturing Practice (GMP). It is anticipated that NZ$500,000 ($387,000) of the funds will be employed to commission new peptide synthesis and analytical equipment. The initiative will operate through an unincorporated joint venture and focus on peptide therapeutic candidates used in pre-clinical studies and phase I clinical trials. This ensures the retention of Mimotopes’ discovery-phase peptide customers through the development pipeline and also fills a gap in Mimotopes’ existing alliance with US-based Genzyme Pharmaceuticals.

Growth Strategy. Mimotopes is pursuing an aggressive growth strategy through concerted sales and marketing efforts and strategic alliances. The company is currently targeting several high-value peptide chemistry service contracts with both local and international customers in the Biotech and Pharmaceutical sectors. In the custom peptide market, Mimotopes is positioning itself as a premium provider that applies more rigorous analysis, provides a higher level of technical support and has the ability to synthesize a wider range of peptides than any other provider. The company intends to launch a budget peptide brand in late 2007 to target academic institutions and public research customers that make up the high-volume, low-cost segment of the custom peptide market. Mimotopes also intends to re-launch its SynPhase™ combinatorial chemistry platform in late 2007. This proprietary product line previously brought in revenues of over A$2M ($1.7M) per annum but has not been a focus of the company for the last 3 years. However, renewed interest from customers and the complementary offerings now available from TDR mean that market conditions are conducive to a successful re-launch of the SynPhase™ range.

Tripos Discovery Research Limited (www.triposdiscoveryresearch.com)

Tripos Discovery Research Ltd (“TDR”) is a leading drug discovery services business that provides pharmaceutical and biotechnology companies with novel approaches to drug discovery. Applying proprietary computational design and therapeutic medicinal chemistry tools and expertise, TDR is able to reduce drug discovery timelines by up to 30%. Since 1997, TDR has been offering compound libraries under the LeadQuest® brand, screening libraries under the LeadScreen® brand and custom de novo compound libraries under the LeadSelect® brand. LeadHopping® can increase productivity by being better at spotting compounds best suited to specific needs. Through unique software applications, novel, accessible, targeted compounds amenable to synthetic manipulation, can be rapidly identified which allows more effective deployment of resources

TDR employs 37 scientists in state-of-the-art facilities in Bude, Cornwall, England. Its principal contracts are in the private sector, with major pharmaceutical firms who are dependent on rapid and directed high-thoughput screening for potential new lead compounds. The TDR acquisition provides strategic synergies in production and sales and is designed to accelerate the Company’s revenue and earnings growth.

Growth Strategy TDR’s growth strategy will be focused in two areas, expansion of its contract services and enhancement of it Lead Quest series of molecules.

In the area of contract services, TDR will be undertaking a very aggressive marketing and re-branding campaign in the wake of CBI’s acquisition from its parent, Tripos, Inc. The target client will be primarily the major pharmaceutical firms, most of which are or have been clients of TDR. In addition to its customary service offerings of drug design and lead optimization, going forward TDR will also be offering a biological screening and testing service. Market analysis and discussion with the major client base have underscored that such a service is highly valued in the drug discovery business. While the basic screening services will reside in the UK, it will be greatly enhanced by the availability of the extensive offerings of CBI Services and Mimotopes. The ability to offer the complete service package from design through biological testing will now represent a key differentiator for TDR in the marketplace.

The TDR LeadQuest compound library currently numbers approximately 75,000 unique molecular entities. These are offered for sale on a non-exclusive basis for testing in the purchaser’s specific discovery program. Over the next 12-18 months, TDR will be seeking to double that library. For the most part, the expansion will focus on general screening compounds. In addition, TDR has initiated a new program called LeadTarget for which it has designed and synthesized highly focused libraries to address current high interest areas of drug discovery. Because of their targeted nature these are being sold exclusively and at a premium to the general screening compounds. Two LeadTarget series are currently completed with three more either in production or in design. A total of 6-8 series are planned by the end of 2008.

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006.

Revenues

The Company experienced fluctuations in all revenue categories. For reporting purposes the Company has included in the current quarter three months for Mimotopes and one month for Tripos Discovery Research. Since both operations were purchases in 2007, there is no comparison between 2007 and 2006 for these operations. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Total revenues increased by $1,030,986 or 58.1% from $1,773,775 during the second quarter of 2006 (the “2006 Quarter”) to $2,804,761 during second quarter of 2007 (the “2007 Quarter”).

Revenues realized from commercial contracts increased by $1,872,038 or 1,348.4%, from $138,826 during the 2006 Quarter to $2,010,864 during the 2007 Quarter. Revenues for CBI Services amounted to $567,576 in 2007 as compared to $138,826 in the 2006 Quarter, an increase of $428,750 or 308.8%. The Company is continuing to focus its efforts in this area. Revenues for Mimotopes and Tripos Discovery Research amounted to $937,712 and $505,579, respectively.

Revenues realized from various government contracts decreased by $425,813 or 58.3%, from $730,591 during the 2006 Quarter to $304,778 during the 2007 Quarter. The decrease in government contract activities was primarily due to budget revisions of existing proposals which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Genetic identity decreased by $138,283 or 27.8%, from $497,622 during the 2006 Quarter to $359,339 during the 2007 Quarter. This decrease is a result in the delay of existing contracts that were previously awarded during the beginning of the Quarter.

Clinical testing decreased by $351,674 or 88.6%, from $396,941 during the 2006 Quarter to $45,267 during the 2007 Quarter. This decrease is a result of one of the Company’s clients down sizing of forensic contract work and the elimination of a one time non-renewable project. In addition, one project that was expected to start in April is projected to commence in August 2007.

Cost of Services

Cost of services consists primarily of materials, labor and overhead. The cost of services increased by $996,431 or 79.3%, from $1,256,381 during the 2006 Quarter to $2,252,812 during the 2007 Quarter. The cost of services as a percentage of revenue was 80.3% and 70.8% during the 2007 and 2006 Quarters, respectively. This increase is a result of the acquisition of two Companies during 2007. CBI Services and Fairfax Identity Labs cost of services amounted to $1,141,075 in 2007 compared to $1,256,381 in 2006. In 2007, Mimotopes and TDR costs of services were $728,174 and $383,563 respectively.

Total direct labor increased by $312,511, or 71.0% from $440,707 during the 2006 Quarter to $753,218 during the 2007 Quarter. CBI Services and Fairfax Identity Labs direct labor amounted to $332,748 during the 2007 Quarter as compared to $312,511 during the 2006 Quarter. In 2007 Mimotopes and TDR direct labor was $242,629 and $177,841 respectively.

Total costs for direct materials increased by $307,125, or 165.0%, from $186,172 during the 2006 Quarter, to $493,297 during the 2006 Quarter. CBI Services and Fairfax Identity Labs direct materials amounted to $251,882 during the 2007 Quarter as compared to $186,172 during the 2006 Quarter. In 2007, Mimotopes and TDR direct materials were $226,745 and $14,670 respectively.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $376,795 or 59.9%, from $692,502 during the 2006 Quarter to $1,006,297 during the 2007 Quarter. CBI Services and Fairfax Identity Labs overhead amounted to $555,462 during the 2007 Quarter as compared to $629,502 during the 2006 Quarter. In 2007 Mimotopes and TDR overhead costs was $258,800 and $197,452 respectively.

Research and Development

Research and Development costs are costs associated with the development of new products. Currently TDR is the only operation that records research and development. Costs for the 2007 Quarter amounted to $176,702.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $637,258, or 126.3%, from $504,753 during the 2006 Quarter to $1,142,011 during 2007 Quarter. As a percentage of revenue, these costs were 40.7% and 28.4% during 2007 and 2006.

Total compensation and benefits increased by $337,096 or 277.3% from $121,563 during the 2006 Quarter to $458,659 during the 2007 Quarter. This increase is primarily attributable from the acquisition of Mimotopes and TDR and the addition of their support staff. This increase is also attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for the issuance of incentive stock options that are now expensed by the Company. Facility expenses increased by $66,455 or 428.0% from $15,526 during the 2006 Quarter to $81,981 during the 2007 Quarter. Additional costs in utilities, telephones, and internet services, contributed to this increase. In addition rental payments for the land that the facility occupies were made in the amount of $36,017. Professional fees increased by $35,243 or 48.2% from $73,164 during the 2006 Quarter to $108,407 during the 2007 Quarter. This increase is primarily due to costs associated with the new requirements in fulfilling the Sarbanes Oxley.

Marketing and selling costs increased by $66,357 or 33.7% from $196,840 during the 2006 Quarter to $263,197 during the 2007 Quarter. This increase is a direct result from adding the Mimotopes sales force.

Other Income (Expenses)

Interest income during the 2007 Quarter compared to the 2006 Quarter remained relatively flat. Interest income decreased by $2,866 or 11.6% from $24,739 during the 2006 Quarter to $21,873 during the 2007 Quarter.

Other expenses incurred by the Company during the 2007 Quarter includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility as well as unrealized and realized exchange gains or losses. Interest expense increased by $39,736 or 52.6% from $75,568 during the 2006 Quarter to $115,304 during the 2007 Quarter. The 2007 Quarter amount includes interest expense paid by TDR in the amount to $36,840. Interest expense for Commonwealth Services and Fairfax Identity Labs amounted to $78,464 as compared to $75,568 during the 2006 Quarter.

Extraordinary Gain from the Purchase of TDR

The purchase price of TDR was $1,268,899 (including acquisition costs). Total assets acquired amounted to $7,450,991 and the Company assumed liabilities of $5,193,557 resulting in an excess of net assets acquired over the purchase price of $988,515 which is recorded as an extraordinary gain on the statement of operations.

Results of Operations

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006.

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

Total revenues increased by $1,109,349 or 30.0% from $3,686,657 during the 2006 Period (the “2006 Period”) to $4,796,006 during the 2007 Period (the “2007 Period”).

Revenues realized from commercial contracts increased by $2,349,865 or 395.1%, from $594,658 during the 2006 Period to $2,994,523 during the 2007 Period. Revenues for CBI Services amounted to $979,420 in 2007 as compared to $594,658 in 2006, an increase of $384,762 or 64.7%. Revenues for Mimotopes and Tripos Discovery Research amounted to $1,459,524 and $505,579, respectively.

Revenues realized from various government contracts decreased by $926,132 or 54.2%, from $1,709,052 during the 2006 Period to $782,920 during the 2007 Period. As mentioned in the second quarter comments, this decrease was primarily due to budget revisions of existing proposals which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Genetic identity decreased by $194,608 or 21.3%, from $913,200 during the 2006 Period to $718,592 during the 2007 Period. This decrease is a result in the delay of existing contracts that were previously awarded.

Clinical testing decreased by $231,655 or 51.7%, from $448,032 during the 2006 Period to $216,377 during the 2007 Period. As mentioned in the quarterly analysis, the decrease is a result of one of the Company’s clients down sizing of forensic contract work and the elimination of a one time non-renewable project. In addition, one project that was expected to start in April is projected to commence in August.

Cost of Services

Cost of services consists primarily of materials, labor and overhead. The cost of services increased by $1,024,845 or 36.6%, from $2,801,866 during the 2006 Period to $3,826,711 during the 2007 Period. The cost of services as a percentage of revenue was 79.8% and 76.0% during the 2007 and 2006 Periods, respectively. CBI Services and Fairfax Identity Labs cost of services amounted to $2,296,316 in 2007 compared to $2,801,866 in 2006. In 2007, Mimotopes and TDR costs of services were $1,146,832 and $383,563 respectively.

Total direct labor increased by $358,933, or 39.6% from $905,981 during the 2006 Period to $1,264,914 during the 2007 Period. CBI Services and Fairfax Identity Labs direct labor amounted to $706,483 during the 2007 Period as compared to $905,981 during the 2006 Period. This decrease in CBI Services and Fairfax Identity Labs is primarily due to the delay in some of the government projects that were suppose to begin in April 2007. In 2007 Mimotopes and TDR direct labor was $380,590 and $177,841 respectively.

Total costs for direct materials increased by $273,519, or 45.5%, from $600,477 during the 2006 Period, to $873,996 during the 2007 Period. CBI Services and Fairfax Identity Labs direct materials amounted to $468,722 during the 2007 Period as compared to $600,477 during the 2006 Period. This decrease in CBI Services and Fairfax Identity Labs is primarily due to the delay in some of the government projects that were suppose to begin in April 2007. In 2007 Mimotopes and TDR direct materials were $390,604 and $14,670 respectively.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $392,393 or 30.3%, from $1,295,408 during the 2006 Period to $1,687,801 during the 2007 Period. CBI Services and Fairfax Identity Labs overhead amounted to $1,121,111 during the 2007 Period as compared to $1,295,408 during the 2006 Period. This decrease is primarily due to the winding down of amortization costs associated with the acquisition of Fairfax Identity Labs. In 2007 Mimotopes and TDR overhead costs was $375,638 and $191,052 respectively.

Research and Development

Research and Development costs are costs associated with the development of new products. Currently TDR is the only operation that records research and development. Costs for the 2007 Period amounted to $176,702.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $843,234, or 80.5%, from $1,047,634 during the 2006 Period to $1,890,868 during 2007 Period. As a percentage of revenue, these costs were 39.4% and 28.4% during 2007 and 2006, respectively.

Total compensation and benefits increased by $143,153 or 47.1% from $304,332 during the 2006 Period to $447,485 during the 2007 Period. This increase is primarily attributable from the acquisition of Mimotopes and TDR and the addition of their support staff. This increase is also attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for the issuance of incentive stock options that are now expensed by the Company. Facility expenses increased by $82,259 or 218.6% from $37,631 during the 2006 Period to $119,890 during the 2007 Period. Additional costs in utilities, telephones and internet services contributed to this increase. In addition, rental payments for the land that the Mimotopes facility occupies were made in the amount of $36,017. Maintenance and repairs increased by $48,090 or 246.8% from $19,487 during the 2006 Period to $67,577 during the 2007 Period. These increases were primarily in Mimotopes ($11,114) and TDR ($32,049). Professional fees increased by $30,666 or 22.1% from $138,886 during the 2006 Period to $169,552 during the 2007 Period. This increase is primarily due to additional costs for compliance with the Sarbanes-Oxley Act which is effective for the year ending December 31, 2007. Office costs increased by $49,830 or 65.3% from $76,293 during the 2006 Period to $126,123 during the 2007 Period. The increase is primarily due to international travel associated with the acquisitions of two companies (Australia and England). Other costs increased by $62,232 or 135.0% from $46,089 during the 2006 Period to $108,321 during the 2007 Period. Additional costs associated with this with this increase included pending freight charges that will be allocated back to the projects when completed.

Marketing costs decreased by $237,145 or 64.1% from $369,639 during the 2006 Period to $132,494 during the 2007 Period. In 2007 with the acquisition of Mimotopes, the Company formed a sales department. Sales costs during the 2007 period were $427,466.

Other Income (Expenses)

Interest income during the 2007 Period compared to the 2006 Period decreased by $3,447 or 7.2% from $47,574 during the 2006 Period to $44,127 during the 2007 Period.

Other expenses increased by $92,601 or 61.8% from $149,885 during the 2006 Period to $242,486 the 2006 Period. Expenses incurred by the Company during the 2007 Period includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility as well as unrealized and realized exchange gains or losses. Interest expense increased by $37,340 or 24.9% from $149,885 during the 2006 Period to $187,225 during the 2007 Period. The 2007 Period amount includes interest expense paid by TDR in the amount to $36,840. Interest expense for Commonwealth Services and Fairfax Identity Labs amounted to $150,385 during the 2007 Period and $149,885 during the 2006 Period.

Extraordinary Gain from the Purchase of TDR

The purchase price of TDR was $1,268,899 (including acquisition costs). Total assets acquired amounted to $7,450,991 and the Company assumed liabilities of $5,193,557 resulting in negative goodwill of $988,515 which is recorded as an extraordinary gain on the statement of operations.

Liquidity and Capital Resources

The 2007 Quarter reflected cash used by operating activities of $503,158 as compared to cash provided by operations of $16,660 during the 2006 Period. This net decrease was primarily the result of increased accounts payable and other current liabilities of $1,984,241, depreciation and amortization of $484,749 and prepaid expenses which were partially offset by the extraordinary gain from the purchase of TDR in the amount of $988,515 and an increase in accounts receivable of $1,165,070. The 2007 Period reflected cash provided by investing activities of $2,923,253, as compared to cash used in investing activities of $180,410 during the 2006 Period. The increase reflects the acquisition of Mimotopes and Tripos Discovery Research during the 2007 Period as well as additional capital expenditures for equipment purchased. The 2007 Period reflected net cash used in financing activities of $957,760 as compared to $99,639 during the 2006 Period. This increase is a direct result of additional payment for leased equipment from Tripos Discovery Research and an increase in restricted cash for escrows for the corporate facility. Net working capital as of June 30, 2007 and December 31, 2006 was $2,564,689 and $2,210,894 respectively.

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

•

The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from Dr. Richard Freer Chief Operating Officer and on the Company’s website at www.cbi-biotech.com.

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

The Company’s Chief Executive Officer and Vice President of Financial Operations (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2007 that the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)), are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. During the period ended June 30, 2007, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 18, 2007, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting.

1.	The Shareholders elected Paul D’Sylva Ph.D., James D. Causey (Class I Directors) to terms expiring in 2010 and Daniel O. Hayden, (Class II Director) to a term expiring in 2008 or until their successors are elected and shall have qualified. The votes were as follows:

Director	Votes Cast for	Votes Cast Against	Votes Withheld Broker Non-Votes
Paul D’Sylva PhD.	5,149,224	63,394	0
James D. Causey.	5,114,539	98,079	0
Daniel O. Hayden	5,149,224	63,394	0

2.	The shareholders of the Company approved the 2007 Incentive Stock Plan.

Votes Cast For	Votes Cast Against	Abstain
3,069,765	388,843	35,304

3.	The shareholders of the Company approved the amendment of the Company’s Articles of Incorporation to create a new class of 1,000,000 shares of undesignated preferred stock.

Votes Cast For	Votes Cast Against	Abstain	Votes Withheld Broker Non- Votes
3,183,102	294,406	16,404	1,993,855

4.	The shareholders of the Company approved the Company’s Articles of Incorporation to increase the number of authorized shares from 10,000,000 to 100,000,000.

Votes Cast For	Votes Cast Against	Abstain
4,577,937	606,672	28,008

5.	The shareholders of the Company ratified the appointment of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending December 31, 2007. The votes were as follows:

Votes Cast For	Votes Cast Against	Abstain
3,046,184	11,436	4,450

The following individuals’ terms as directors of the Company continued after the meeting:

Director Name	Class	Term Expires
Robert B Harris, Ph.D.	II	2008
Samuel P. Sears Jr.	II	2008
Richard J. Freer, Ph.D.	III	2009
Donald A. McAfee, Ph.D	III	2009

Item 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Third Amended and Restated Bylaws (2)

4.1	Form of Common Stock Certificate (1)

10.1	Warrant Agreement between the Company and Richard J. Freer, as amended (1)

10.2	Warrant Agreement between the Company and Thomas R. Reynolds, as amended (1)

10.3	Warrant Agreement between the Company and Robert B. Harris, as amended (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (3)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.8	Employment Agreement for Robert B. Harris (7)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (8)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (6)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (6)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (6)

10.13	Officer’s Severance Agreement for James H. Brennan (9)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAus Chemistry Ltd and PharmAust Limited (10)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (10)

31.1	Certification of Paul D’Sylva, Ph.D. (11)

31.2	Certification of James H. Brennan (11)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D. (11)

32.2	Section 906 Certification of James H. Brennan (11)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(11)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

	By:	/s/ James H. Brennan
James H. Brennan
Vice President Financial Operations

August 22, 2007

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