Form 10QSB
period 2007-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2007-11-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, 5,520,545 shares of common stock, no par value, of the registrant were outstanding.

Commonwealth Biotechnologies, Inc.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

September 30, 2007 (unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$623,854	$1,404,370
Accounts receivable	2,895,778	962,049
Inventory	2,370,425	44,343
Prepaid expenses	458,323	387,099

Total current assets	6,348,380	2,797,861

Property and Equipment, net	7,691,217	5,612,145

Other Assets
Restricted cash	1,273,275	500,000
Intangible assets, net	9,167	36,667
Mortgage costs, net	48,492	65,285
Goodwill	3,247,645	490,000
Deposits	4,500	—

Total other assets	4,583,079	1,091,952

Total assets	$18,622,676	$9,501,958

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$2,435,451	$228,545
Accounts payable	1,233,172	307,884
Other current liabilities	1,115,911	—
Deferred revenue and customer deposits	468,106	14,927
Accrued payroll liabilities	283,394	18,922
Note payable	100,000	—
Interest payable	16,689	16,689

Total current liabilities	5,652,723	586,967

Long term debt less current maturities	4,136,773	3,778,106

Other long term liabilities	8,705	7,963

Total liabilities	9,798,201	4,373,036

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 authorized	—	—
Common stock, no par value, 100,000,000 shares authorized September 30, 2007– 5,520,545; December 31, 2006 – 3,322,769 shares issued and outstanding	—	—
Additional paid-in capital	20,591,389	15,823,614
Restricted stock	(225,750)	(301,000)
Other comprehensive income (loss)	778,808	(8,104)
Accumulated deficit	(12,319,972)	(10,385,588)

Total stockholders’ equity	8,824,475	5,128,922

Total liabilities and stockholders’ equity	$18,622,676	$9,501,958

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)		(Unaudited)
Revenue
Commercial contracts	$2,028,408	$328,361	$4,926,407	$924,794
Government contracts	509,229	665,666	1,292,149	2,374,718
Genetic identity	332,680	369,074	1,051,272	1,280,499
Clinical services	47,743	86,978	264,120	535,010
Other revenue	58,828	7,540	242,905	29,255

Total revenue	2,976,888	1,457,619	7,776,853	5,144,276

Costs of services
Direct labor	911,361	419,759	2,140,992	1,325,740
Direct materials	589,573	258,746	1,472,705	859,223
Overhead	1,212,527	621,664	2,978,474	1,917,072

Total costs of services	2,713,461	1,300,169	6,592,171	4,102,035
Gross profit	263,427	157,450	1,184,682	1,042,241

Research and development	324,444	—	483,179	—
Selling, general & administrative	1,242,636	509,365	3,104,840	1,556,998

Operating loss	(1,303,653)	(351,915)	(2,403,337)	(514,757)

Other income (expenses)
Exchange gains (losses)	(15,101)	—	(70,964)	—
Interest expense	(329,107)	(74,789)	(516,332)	(224,675)
Interest income	20,108	31,489	67,734	79,063

Total other income (expense)	(324,100)	(43,300)	(519,562)	(145,612)

Loss before extraordinary gain	(1,627,753)	(395,215)	(2,922,899)	(660,369)

Extraordinary gain	—	—	988,515	—

Net loss	$(1,627,753)	$(395,215)	$(1,934,384)	$(660,369)

Basic and diluted income/(loss) per common share before extraordinary gain (loss)	$(0.30)	$(0.12)	$(0.56)	$(0.20)

Basic and diluted income/(loss) per common share after extraordinary gain (loss)	$(0.30)	$(0.12)	$(0.37)	$(0.20)

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(1,934,384)	$(660,369)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	726,806	677,976
Extraordinary gain on the purchase of Tripos Discovery Research	(988,515)	—
Stock Based Compensation	77,785	161,187
Changes in:
Accounts receivable	(721,877)	384,697
Prepaid expenses and inventory	(647,434)	(177,280)
Accounts payable and other current liabilities	1,971,094	(146,354)
Deposits	(4,500)	—
Deferred revenue	37,082	(38,926)

Net cash provided by (used in) operating activities	(1,483,943)	200,931

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(477,362)	(230,005)
Purchase of Tripos Discovery Research	3,490,300	—
Purchase of Mimotopes, net	(344,121)	—

Net cash provided by (used in) investing activities	2,668,817	(230,005)

Cash Flows from Financing Activities
Issuance of common stock	67,490	6,334
Principal payments on demand note payable and long term debt	(1,497,903)	(158,542)
Increase in restricted cash	(773,275)	—

Net cash used in financing activities	(2,203,688)	(152,208)

Effect of exchange rates on cash	238,298	—

Net decrease in cash and cash equivalents	(780,516)	(181,282)

Cash and cash equivalents, beginning of period	1,404,370	2,811,129

Cash and cash equivalents, end of period	$623,854	$2,629,847

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$466,995	$224,675

Non-cash investing and financing activities, purchase of equipment through a capitalized lease	$26,535	$—

Fair value of stock issued in Mimotopes acquisition	$4,622,000	$—

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements

NOTE 1. Basis of Presentation

The accompanying unaudited financial statements (except for the balance sheet at December 31, 2006, which is derived from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial statements and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Consolidation Policy—The consolidated financial statements include the accounts of Commonwealth Biotechnologies, Inc. and its wholly owned subsidiaries’ Mimotopes Pty, Ltd, Australia and Tripos Discovery Research, England. All inter-company accounts and transactions have been eliminated in consolidation.

Goodwill—Goodwill is recorded on a business combination to the extent the cost of an acquired entity exceeds the fair value of the net assets acquired. The Company tests goodwill impairment at least on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Such evaluation is performed by comparing the implied fair value of a reporting unit to its carrying value, including goodwill. An impairment loss would be recognized in the current period if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Revenue Recognition—The Company recognizes revenue upon the completion of laboratory service projects, or upon the delivery and acceptance of biologically relevant materials that have been synthesized in accordance with project terms. Laboratory service projects are generally administered under fee-for-service contracts or purchase orders. Any revenues from research and development arrangements, including corporate contracts and research grants, are recognized pursuant to the terms of the related agreements as work is performed, or as scientific milestones, if any, are achieved. Amounts received in advance of the performance of services or acceptance of a milestone, are recorded as deferred revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 2. Stock Options

Stock-Based Compensation Plans—Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months and nine months ended September 30, 2007 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2006, based on the fair value on the grant date. As stock-based compensation expense recognized in fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for forfeitures.

Three Months Ended September 30, 2007	Options And Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at June 30, 2007	873,114	$5.50	3.36	$287

Granted	—
Expired	(3,000)	2.70
Exercised	(30,556)	0.90

Options and warrants outstanding at September 30, 2007	839,558	$5.68	3.26	$186

Options and warrants exercisable at September 30, 2007	810,868	$5.75	3.26	$186

Nine Months Ended September 30,2007	Options And Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants Outstanding at January 1, 2007	924,839	$5.60	3.46	$125

Granted	67,000	2.05
Expired	(109,503)	8.89
Exercised	(42,778)	1.02

Options and warrants outstanding at September 30, 2007	839,558	$5.68	3.26	$186

Options and warrants exercisable at September 30, 2007	810,868	$5.75	3.26	$186

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the nine months ended September 30, 2007 and 2006 was approximately $78,000 and $47,000, respectively and is included in selling, general and administrative. As of September 30, 2007, total unamortized stock-based compensation cost related to non-vested stock options was approximately $28,000, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 3.3 years.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2007 was approximately $186,000. During the nine months ended September 30, 2007, the Company received cash from the exercise of stock options in the amount of $43,500.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for stock options granted consistent with the requirements of SFAS No. 123R.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Weighted average fair value per share of options granted during the period (estimated on granted grant date using Black-Scholes option-pricing model)	—	—
Assumptions:	—	—
Expected volatility	—	—
Expected annual dividend yield	—	—
Risk free rate of return	—	—
Expected option term (years)	—	—

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Weighted average fair value per share of options granted during the period (estimated on granted grant date using Black-Scholes option-pricing model)	$0.90	—
Assumptions:		—
Expected volatility	45.86%	—
Expected annual dividend yield	0.00%	—
Risk free rate of return	4.59%	—
Expected option term (years)	10.0	—

No options were granted during the three months ended September 30, 2007 and 2006 or for the nine months ended September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes information about Restricted Stock Unit (RSU) activity for the nine months ended September 30, 2007:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	66,667	$4.52
Granted	—
Vested	16,656	$4.52
Forfeited	—

Non-vested at September 30,2007	50,011	$4.52

At September 30, 2007, there was approximately $225,750 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 2.8 years. Compensation expense related to RSUs for the nine months ended September 30, 2007 and 2006 was approximately $75,000 for both periods, and is included in selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
BASIC EARNINGS PER SHARE:
Net Loss before extraordinary gain	$(1,627,753)	$(395,215)
Extraordinary gain	—	—

Net Loss	$(1,627,753)	$(395,215)

Weighted average shares outstanding	5,510,136	3,310,073

Basic, before extraordinary gain	$(0.30)	$(0.12)
Basic, after extraordinary gain	$(0.30)	$(0.12)

DILUTED EARNINGS PER SHARE:
Net Loss before extraordinary gain	$(1,627,753)	$(395,215)
Extraordinary gain	—	—

Net Loss	$(1,627,753)	$(395,215)

Weighted average shares outstanding	5,510,136	3,310,073
Dilutive effect of Stock options	—	—

Weighted average diluted shares outstanding	5,510,136	3,310,073

Diluted, before extraordinary gain	$(0.30)	$(0.12)
Diluted, after extraordinary gain	$(0.30)	$(0.12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
BASIC EARNINGS PER SHARE:
Net Loss before extraordinary gain	$(2,922,899)	$(660,369)
Extraordinary gain	988,515	—

Net Loss	$(1,934,384)	$(660,369)

Weighted average shares outstanding	5,228,161	3,307,722

Basic, before extraordinary gain	$(0.56)	$(0.20)
Basic, after extraordinary gain	$(0.37)	$(0.20)

DILUTED EARNINGS PER SHARE:
Net Income before extraordinary gain	$(2,922,899)	$(660,369)
Extraordinary gain	988,515	—

Net Income	$(1,934,384)	$(660,369)

Weighted average shares outstanding	5,228,161	3,307,722
Stock options and warrants	—	—

Weighted average diluted shares outstanding	5,228,161	3,307,722

Diluted, before extraordinary gain	$(0.56)	$(0.20)
Diluted, after extraordinary gain	$(0.37)	$(0.20)

NOTE 4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, for the three ands nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income (Loss)	$(1,627,753)	$(395,215)	$(1,934,384)	$(660,369)
Change in fair value of Interest Rate Swap	(14,457)	(56,189)	8,104	33,818
Foreign Currency Translation Adjustments	291,043	—	778,808	—

Total Comprehensive Income (Loss)	$(1,351,167)	$(451,404)	$(1,147,472)	$(626,551)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 5. PURCHASE OF MIMOTOPES

In February 2007, the Company acquired all outstanding shares of Mimotopes Pty Ltd, an Australian limited company by issuing 2,150,000 shares of its common stock to PharmAust Chemistry Ltd, an Australian limited company. Based on the 2,150,000 shares at $2.15 per shares, the acquisition price for the purchase of Mimotopes was $4,622,500. In addition, the Company incurred approximately $322,000 of acquisition related costs. Based on its the allocation of the purchase price, goodwill amounting to $2,463,762 was recognized. The issuance of the shares amounted to approximately 39.5% of the Company’s then outstanding shares. The results of operations of Mimotopes are included in the Company’s financial statements for the period beginning February 2007 and are reported on a consolidated basis.

NOTE 6. PURCHASE OF TRIPOS DISCOVERY RESEARCH

In June 2007, the Company acquired all outstanding shares of Tripos Discovery Research, (TDR) an English limited company by remitting $350,000 to Tripos Inc., a Utah corporation (Parent), Tripos UK Holdings Limited, a wholly-owned subsidiary of Parent and a private limited company incorporated in England. In addition, the Company had a promissory note of $468,997 for advances made to TDR from May 14, 2007 to the closing date which was repaid during the third quarter. As of September 30, 2007, the Company was liable to Tripos, Inc. for approximately $99,000 related to certain accounts receivable, as calculated under the purchase agreement.

The following allocation of the purchase price is based upon the preliminary estimated valuation of assets and liabilities acquired from the purchase of TDR. The purchase price of TDR was $1,268,899 (including acquisition costs of $241,961). Total assets acquired amounted to $7,450,991 and the Company assumed liabilities of $5,193,557 resulting in an excess of net assets over amount paid of $988,515 which is recorded as an extraordinary gain on the statement of operations. The acquisition was accounted for as a purchase in accordance with the Statement of Financial Standards (SFAS) No. 141, Business Combinations (SFAS No. 141).

Had the acquisition of Tripos Discovery Research been completed at the beginning of January 2007, the Company’s pro forma results would have been as follows:

The consolidated pro forma loss for TDR includes $2,801,397 of impairment charges that were recorded by TDR prior to the acquisition.

For the Nine Months Ended September 30, 2007
Revenue	$9,973,174
Operating Expenses	17,293,602

$(7,320,428)

Diluted loss before extraordinary gain	$(1.59)
Diluted loss per share	$(1.40)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

The core business of Commonwealth Biotechnologies Inc (the “Company”) consists of pre-clinical contract drug discovery services in the fields of medicinal chemistry, peptide chemistry, and biologics. The Company continues to execute its long-term strategy to develop and grow a fully-integrated drug discovery and development services business targeting the growing pharmaceutical outsourcing market. In line with this strategy, the Company acquired Mimotopes Pty Ltd (“Mimotopes”), Melbourne, Australia, in February, 2007 and Tripos Discovery Research Ltd. (“TDR”), Bude, England in June, 2007. The “CBI Group of Companies” now includes CBI Services, Richmond, Virginia, Fairfax Identity Labs, a division of CBI Services, Mimotopes and TDR. The latter two companies are operated as wholly owned subsidiaries of CBI. These acquisitions have continued to drive revenue growth and value for the Company through the addition of a highly technical international sales and marketing team and by way of strategic partnerships and contracts with leading biotechnology and pharmaceutical companies, including Genzyme Pharmaceuticals, Invitrogen Corporation and Schering Plough. Management expects the full synergies from these acquisitions to be realized in 2008.

Outside of organic revenue growth in the Company’s core focus areas, the Company continues to look at potential corporate acquisitions which are complimentary to existing platform technologies and within the Company’s corporate expertise. Any new potential acquisition is carefully analyzed with regard to its revenue and expense impact on the Company, whether it poses significant growth potential for the Company, whether it is accretive to CBI’s shareholders, and whether the new company can be readily managed while retaining key personnel. The end goal of the CBI Group of Companies is to create a fully integrated service provider for the biotech and pharmaceutical industries. With its increase in the global market, The CBI Group of Companies plans to use its presence in obtaining new contracts.

CBI Services (www.cbi-biotech.com)

CBI Services is a preferred provider of early development contract research solutions to customers in biotechnology companies, academic institutions, government agencies, and pharmaceutical companies. CBI Services offers broad ranging expertise, a collaborative culture, and a comprehensive array of current analytical and synthetic chemistries and biophysical analysis technologies, many of which are not available from other commercial sources. CBI Services is well recognized for expertise in molecular genetics, mass spectrometry, peptide synthesis, DNA sequence analysis, ELISA development, and reference lab work.

CBI Services facilitates strategic decisions for both short term and long term clients, and has the experience and expertise usually found in much larger contract research organizations (“CROs”). CBI Services houses numerous specialty labs; including Biosafety level 3 labs for bacteriology and virology, calorimetry and mass spectrometry labs, cell culture and fermentation labs, high throughput DNA sequence labs, and peptide synthesis labs and restricted access labs for toxin analysis and controlled substances research. CBI Services prides itself on its fully integrated platform technologies, and offers both Good Laboratory Practices (GLP) and non-GLP rated services.

There are three principal focus areas for sustained revenue growth: (1) government contracts in bio-defense and vaccine development; (2) laboratory support services for on-going clinical trials; and (3) comprehensive contract projects in the private sector.

Commercial and government contracts are CBI Service’s most important sources of revenue, and further, emphasize its creative solutions approach. The Company’s re-vamped web page and new marketing materials have helped to clarify its role in the drug development and production pipeline, which has resulted in new contract initiatives in the private sector. Revenues are generally recognized as services are rendered or as products are delivered. In some instances, revenue is also recognized with performance-based installments payable over the contract as milestones are achieved.

Growth Strategy. CBI Services responds to formal requests for proposals and quotes issued by government and state agencies, and by private sector companies. More often than not, signed contracts extend over several quarters, if not years, of operation.

Most work comes to CBI Services via the internet and from word-of-mouth advertising. CBI Services is a well-recognized provider of bio-defense and vaccine development services, and has developed a reputation for design and implementation of novel ELISA protocols for numerous different anlaytes. CBI Services is often contracted to perform validation studies for assays it develops on behalf of its clients, and then provides the laboratory support for clinical trial work. Management believes that CBI Services will show continued growth in these areas.

Expanded marketing initiatives are targeting potential clients in the private sector. Email “blasts” which advertise particular technologies and expertise have attracted new customers, and the seasoned sales force which came to the company as a consequence of the acquisition of Mimotopes is helping to increase the Company’s exposure in the biotech and pharma sectors. Revenues from private sector customers help balance revenues from the government sector, which are known to vary depending on changes in national priorities. In the third quarter of 2007, CBI Services signed new contracts totaling approximately $2.5 million, and the valuation of all new contracts at CBI Services for 2007 through the third quarter is slightly more than $6.7 million.

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

Growth Strategy. FIL is well recognized for its expertise in all aspects of DNA reference lab work. Over the last year, the marketing efforts of FIL have shifted from public sector genetic identity analysis to the higher margin areas of private sector identity testing, including immigration paternity testing. In forensics, FIL is less focused on CODIS analyses, than on performance of case work analyses for state and government crime labs. FIL sales efforts have resulted in a significant increase of 18% in private paternity revenue over last year with new VAR accounts added representing all of the increases in revenue. In addition to increased VAR revenue, FIL expects to start work on two signed long term Forensic contracts in early November and expects to see revenue growth in the fourth quarter from these contracts. FIL saw an increase in expenses resulting from one time costs associated for accreditation and validation of the Forensic Lab as well as cost associated with a kit conversion for Paternity fast turnaround services. These costs will are expected to decline as a percentage of revenue over the next quarter.

Mimotopes Pty Ltd (www.mimotopes.com)

Mimotopes Pty Ltd (“Mimotopes”) is an internationally focused peptide and discovery chemistry company with headquarters in Melbourne, Australia. Formed in 1988, Mimotopes is an industry leader in the synthesis of research grade peptides. Mimotopes’ products include:

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

In August 2007, Mimotopes entered into a licensing agreement with the Baker Heart Research Institute (BHRI) for jointly-developed drug candidates targeting pulmonary arterial hypertension. As part of the licensing agreement, Mimotopes has assigned the intellectual property for a library of compounds to BHRI in return for a future milestone and/or licensing fees received by BHRI. Mimotopes will also contribute its medicinal chemistry expertise on a fee-for-service basis to assist in the clinical development of these compounds.

Growth Strategy. Mimotopes is pursuing an aggressive growth strategy through concerted sales and marketing efforts and strategic alliances. The company is currently targeting several high-value peptide chemistry service contracts with both local and international customers in the Biotech and Pharmaceutical sectors. In the custom peptide market, Mimotopes is positioning itself as a premium provider that applies more rigorous analysis, provides a higher level of technical support and has the ability to synthesize a wider range of peptides than any other provider. The company intends to launch a budget peptide brand in early 2008 to target academic institutions and public research customers that make up the high-volume, low-cost segment of the custom peptide market. Mimotopes also intends to re-launch its SynPhase™ combinatorial chemistry platform.

Tripos Discovery Research Limited (www.triposdiscoveryresearch.com and www.leadquest.com)

Tripos Discovery Research Ltd (“TDR”) is a leading drug discovery services business that provides pharmaceutical and biotechnology companies with novel and innovative approaches to drug discovery. Applying proprietary computational design, medicinal chemistry tools and expertise integrated with biological screening capabilities, TDR is able to reduce drug discovery timelines by up to 30%. Notably, TDR’s computational ChemSpace® technology serves to increase laboratory productivity through the rapid identification of novel compounds with both biological utility and synthetic feasibility. TDR’s patented and proven LeadHopping® technology is routinely utilized to develop novel back-up series for client’s lead compounds, overcome structural liabilities in known leads and patent busting. In addition to its drug discovery services business, since 1997, TDR has been offering off-the-shelf general screening compound libraries under the LeadQuest® brand, pre-formatted screening libraries under the LeadScreen® brand, gene family targeted sets of compounds under the LeadTarget brand and custom de novo compound libraries under the LeadSelectTM brand.

TDR employs a total of 37 scientists in its state-of-the-art laboratories in Bude, UK and an office in St. Louis, MO, USA. Its principal contracts are in the private sector, with major pharmaceutical, mid size pharmaceutical and emerging biotechnology companies who are dependent on quality,directed high-thoughput synthesis and screening for potential new lead compounds followed by rapid lead optimisation. The TDR acquisition provides strategic synergies in production and sales and is designed to accelerate the Company’s revenue and earnings growth.

Growth Strategy TDR’s growth strategy will be focused in two areas, expansion of its contract services and enhancement of its LeadQuest and LeadTarget compound sets. Commencing in December 2007, in the area of contract services, TDR will be undertaking a very aggressive marketing and re-branding campaign in the wake of CBI’s acquisition from its parent, Tripos, Inc. The target client will be primarily the major pharmaceutical firms, most of which are or have been clients of TDR. In addition to its customary service offerings of drug design and lead optimization, going forward TDR will also be offering a biological screening and testing service. Market analysis and discussion with the major client base have underscored that such a service is highly valued in the drug discovery business. While the basic screening services will reside in the UK, it will be greatly enhanced by the availability of the extensive offerings of CBI Services and Mimotopes. The ability to offer the complete service package from design through biological testing will now represent a key differentiator for TDR in the marketplace.

The TDR LeadQuest compound library currently numbers approximately 75,000 unique molecular entities. These are offered for sale on a non-exclusive basis for testing in the purchaser's specific discovery program. Over the next 12-18 months, TDR will be seeking to supplement the library on a rolling inventory basis. For the most part, the expansion will focus on targeted screening compounds (branded LeadTarget) that have been shown to provide the most significant return on investment from sales during 2007.

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006.

Revenues

The Company experienced fluctuations in all revenue categories. For reporting purposes the Company has included in the current quarter three months for Mimotopes and Tripos Discovery Research. Since both operations were purchases in 2007, there is no comparison between 2007 and 2006 for these operations. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Total revenues increased by $1,519,269 or 104.2% from $1,457,619 during the third quarter of 2006 (the “2006 Quarter”) to $2,976,888 during third quarter of 2007 (the “2007 Quarter”). Total revenues associated with the acquired companies (Mimotopes and TDR) represented $1,678,819 of this increase.

Revenues realized from commercial contracts increased by $1,700,047 or 517.7%, from $328,361 during the 2006 Quarter to $2,028,408 during the 2007 Quarter. Revenues for CBI Services amounted to $404,812 in 2007 as compared to $328,361 in the 2006 quarter, an increase of $76,451 or 23.3%. The Company is continuing to focus its efforts in this area. Revenues for Mimotopes and Tripos Discovery Research amounted to $773,039 and $850,557, respectively.

Revenues realized from various government contracts decreased by $156,437 or 23.5%, from $665,666 during the 2006 Quarter to $509,229 during the 2007 Quarter. The decrease in government contract activities was primarily due to budget revisions of existing proposals which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Genetic identity decreased by $36,394 or 9.9%, from $369,074 during the 2006 Quarter to $332,680 during the 2007 Quarter. This decrease is a result in the delay of existing contracts that were previously awarded during the beginning of the Quarter.

Clinical testing decreased by $39,235 or 45.1%, from $86,978 during the 2006 Quarter to $47,743 during the 2007 Quarter. This decrease is a result of one of the Company’s clients down sizing of forensic contract work and the elimination of a one time non-renewable project. In addition, one project that was expected to start in April began in September 2007.

Cost of Services

Cost of services consists primarily of materials, labor and overhead. The cost of services increased by $1,413,292 or 108.7%, from $1,300,169 during the 2006 Quarter to $2,713,461 during the 2007 Quarter. The cost of services as a percentage of revenue was 91.1% and 89.2% during the 2007 and 2006 quarters, respectively. CBI Services and Fairfax Identity Labs cost of services amounted to $1,097,877 in 2007 compared to $1,300,169 in 2006. In 2007 Mimotopes and TDR costs of services were $733,997 and $881,587, respectively.

Total direct labor increased by $491,602, or 117.1% from $419,759 during the 2006 Quarter to $911,361 during the 2007 Quarter. CBI Services and Fairfax Identity Labs direct labor amounted to $338,563 during the 2007 Quarter as compared to $419,759 during the 2006 Quarter. In 2007 Mimotopes and TDR direct labor was $216,932 and $355,866, respectively.

Total costs for direct materials increased by $330,827, or 127.9%, from $258,746 during the 2006 Quarter, to $589,573 during the 2007 Quarter. CBI Services and Fairfax Identity Labs direct materials amounted to $232,407 during the 2007 Quarter as compared to $258,746 during the 2006 Quarter. In 2007 Mimotopes and TDR direct materials were $240,222 and $116,944, respectively.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $590,863 or 95.0%, from $621,664 during the 2006 Quarter to $1,212,527 during the 2007 Quarter. CBI Services and Fairfax Identity Labs overhead amounted to $526,907 during the 2007 Quarter as compared to $621,664 during the 2006 Quarter. In 2007 Mimotopes and TDR overhead costs was $276,843 and $408,777, respectively.

Research and Development

Research and Development costs are costs associated with the development of new products. Currently TDR is the only operation that records research and development. Costs for the 2007 Quarter amounted to $324,444.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $733,271, or 144.0%, from $509,365 during the 2006 Quarter to $1,242,636 during 2007 Quarter. As a percentage of revenue, these costs were 41.7% and 34.9% during 2007 and 2006.

Total compensation and benefits increased by $541,941 or 412.0% from $131,549 during the 2006 Quarter to $673,490 during the 2007 Quarter. This increase is primarily attributable from the acquisition of Mimotopes and TDR and the addition of their support staff. This increase is also attributable to the accrual for the restricted stock compensation package for senior management as well as accrual for the issuance of incentive stock options that are now expensed by the Company. Facility expenses increased by $54,832 or 299.9% from $18,283 during the 2006 Quarter to $73,115 during the 2007 Quarter. Additional costs in utilities, telephones, and internet services, contributed to this increase. Professional fees increased by $93,809 or 149.4% from $62,774 during the 2006 Quarter to $156,583 during the 2007 Quarter. This increase is primarily due to costs associated with the new requirements in fulfilling Sarbanes Oxley obligations.

Marketing and selling costs increased by $158,186 or 92.9% from $170,132 during the 2006 Quarter to $328,498 during the 2007 Quarter. This increase is a direct result from adding the Mimotopes sales force. Sales costs during the 2007 Quarter were $320,290; there were no expenses for sales in 2006.

Other Income (Expenses)

Interest income decreased by $11,381 or 36.1% from $31,489 during the 2006 Quarter to $20,108 during the 2007 Quarter.

Other expenses incurred by the Company during the 2007 Quarter includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility as well as unrealized and realized exchange gains or losses. Interest expense increased by $254,318 or 340.0% from $74,789 during the 2006 Quarter to $329,107 during the 2007 Quarter. The 2007 Quarter amount includes interest expense paid by TDR in the amount of $200,131. Interest expense for Commonwealth Services and Fairfax Identity Labs amounted to $128,976 during the 2007 Quarter as compared to $74,789 during the 2006 Quarter.

Results of Operations

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006.

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

Total revenues increased by $2,632,577 or 51.2% from $5,144,276 during the 2006 Period (the “2006 Period”) to $7,776,853 during the 2007 Period (the “2007 Period”). Total revenues associated with the acquired companies (Mimotopes and TDR) represented $3,760,057 of this increase.

Revenues realized from commercial contracts increased by $4,001,613 or 432.7%, from $924,794 during the 2006 Period to $4,926,407 during the 2007 Period. Revenues for CBI Services amounted to $1,384,232 in 2007 as compared to $924,794 in 2006, an increase of $459,438 or 49.7%. Revenues for Mimotopes and Tripos Discovery Research amounted to $2,236,067 and $1,306,108, respectively.

Revenues realized from various government contracts decreased by $1,082,569 or 45.6%, from $2,374,718 during the 2006 Period to $1,292,149 during the 2007 Period. As mentioned in the third quarter comments, this decrease was primarily due to budget revisions of existing proposals which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas.

Genetic identity decreased by $229,227 or 17.9%, from $1,280,499 during the 2006 Period to $1,051,272 during the 2007 Period. This decrease is a result in the delay of existing contracts that were previously awarded.

Clinical testing decreased by $270,890 or 50.6%, from $535,010 during the 2006 Period to $264,120 during the 2007 Period. As mentioned in the quarterly analysis, the decrease is a result of one of the Company’s clients down sizing of forensic contract work and the elimination of a one time non-renewable project. In addition, one project that was expected to start in April is projected to commence in August.

Cost of Services

Cost of services consists primarily of materials, labor and overhead. The cost of services increased by $2,490,136 or 60.7%, from $4,102,035 during the 2006 Period to $6,592,171 during the 2007 Period. The cost of services as a percentage of revenue was 84.8% and 79.7% during the 2007 and 2006 Periods, respectively. CBI Services and Fairfax Identity Labs cost of services amounted to $3,394,189 in 2007 compared to $4,102,035 in 2006. In 2007, Mimotopes and TDR costs of services were $1,911,679 and $1,286,303, respectively.

Total direct labor increased by $815,252, or 61.5% from $1,325,740 during the 2006 Period to $2,140,992 during the 2007 Period. CBI Services and Fairfax Identity Labs direct labor amounted to $1,045,042 during the 2007 Period as compared to $1,325,740 during the 2006 Period. This decrease in CBI Services and Fairfax Identity Labs is primarily due to the delay in some of the government projects that were suppose to begin in April 2007. In 2007 Mimotopes and TDR direct labor was $576,773 and $519,177, respectively.

Total costs for direct materials increased by $613,482, or 71.41%, from $859,223 during the 2006 Period, to $1,472,705 during the 2007 Period. CBI Services and Fairfax Identity Labs direct materials amounted to $701,128 during the 2007 Period as compared to $859,223 during the 2006 Period. This decrease in CBI Services and Fairfax Identity Labs is primarily due to the delay in some of the government projects that were suppose to begin in April 2007. In 2007, Mimotopes and TDR direct materials were $598,023 and $173,554, respectively.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $1,061,402 or 55.4%, from $1,917,072 during the 2006 Period to $2,978,474 during the 2007 Period. CBI Services and Fairfax Identity Labs overhead amounted to $1,648,019 during the 2007 Period as compared to $1,917,072 during the 2006 Period. This decrease is primarily due to the winding down of amortization costs associated with the acquisition of Fairfax Identity Labs. In 2007 Mimotopes and TDR overhead costs was $736,883 and $593,572, respectively.

Research and Development

Research and Development costs are costs associated with the development of new products. Currently TDR is the only operation that records research and development. Costs for the 2007 Period amounted to $483,179.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased by $1,547,842, or 99.4%, from $1,556,998 during the 2006 Period to $3,104,840 during 2007 Period. As a percentage of revenue, these costs were 39.9% and 30.3% during 2007 and 2006, respectively.

Total compensation and benefits increased by $986,128 or 226.2% from $435,882 during the 2006 Period to $1,422,010 during the 2007 Period. This increase is primarily attributable from the acquisition of Mimotopes and TDR and the addition of their support staff. This increase is also attributable to the accrual for the restricted stock compensation package for senior management, as well as accrual for the issuance of incentive stock options that are now expensed by the Company. Facility expenses increased by $97,568 or 174.5% from $55,913 during the 2006 Period to $153,481 during the 2007 Period. Additional costs in utilities, telephones and internet services contributed to this increase. Professional fees increased by $181,339 or 89.9% from $201,660 during the 2006 Period to $382,999 during the 2007 Period. This increase is primarily due to additional costs for compliance with the Sarbanes-Oxley Act which is effective for the year ending December 31, 2007.

Marketing costs increased by $293,843 or 50.3% from $584,726 during the 2006 Period to $878,569 during the 2007 Period. In 2007 with the acquisition of Mimotopes and TDR, the Company formed a sales department. Sales costs during the 2007 period were $737,889. There were no expenses for sales in 2006.

Other Income (Expenses)

Interest income during the 2007 Period compared to the 2006 Period decreased by $11,329 or 14.3% from $79,063 during the 2006 Period to $67,734 during the 2007 Period.

Other expenses increased by $362,621 or 161.4% from $224,675 during the 2006 Period to $587,296 during the 2007 Period. Expenses incurred by the Company during the 2007 Period includes interest paid for the Company’s mortgage from the refinancing of the Company’s facility as well as unrealized and realized exchange gains or losses. Interest expense increased by $91,657 or 128.8% from $224,675 during the 2006 Period to $516,332 during the 2007 Period. The 2007 Period amount includes interest expense paid by TDR in the amount to $236,971. Interest expense for Commonwealth Services and Fairfax Identity Labs amounted to $279,361 during the 2007 Period and $224,675 during the 2006 Period.

Extraordinary Gain from the Purchase of TDR

The purchase price of TDR was $1,268,899 (including acquisition costs). Total assets acquired amounted to $7,450,991 and the Company assumed liabilities of $5,193,557 resulting in negative goodwill of $988,515 which is recorded as an extraordinary gain on the statement of operations.

Liquidity and Capital Resources

The 2007 period reflected cash used by operating activities of $1,483,943 as compared to cash provided by operations of $200,931 during the 2006 Period. This net decrease was primarily the result of the operating loss sustained during the period offset by increased accounts payable and other current liabilities of $1,971,094, depreciation and amortization of $726,807 and an increase in prepaid expenses and inventory of $647,434, which were partially offset by the extraordinary gain from the purchase of TDR in the amount of $988,515 and an increase in accounts receivable of $721,877. The 2007 Period reflected cash provided by investing activities of $2,668,817, as compared to cash used in investing activities of $230,005 during the 2006 Period. The increase reflects the net cash received in the acquisition of Mimotopes and Tripos Discovery Research during the 2007 Period as well as additional capital expenditures for equipment purchased. The 2007 Period reflected net cash used in financing activities of $2,203,688 as compared to $152,208 during the 2006 Period. This increase is a direct result of additional payment for leased equipment from Tripos Discovery Research, an increase in restricted cash for escrows for the corporate facility. Net working capital as of September 30, 2007 and December 31, 2006 was $695,657 and $2,210,894 respectively. The Company is currently evaluating several options to increase the working capital of the Company.

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

The Company’s Chief Executive Officer and Vice President of Financial Operations (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2007 that the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”), are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. During the period ended September 30, 2007, there were no changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Officer’s Severance Agreement for James H. Brennan (11)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAust Chemistry Ltd and PharmAust Limited (12)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (12)

31.1	Certification of Paul D’Sylva, Ph.D.(13)

31.2	Certification of James H. Brennan(13)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D.(13)

32.2	Section 906 Certification of Paul D’Sylva, Ph.D.(13)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, August 15, 2005, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, March 31, 2006, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, January 5, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, February 10, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-QSB, dated June 30, 2007, File No. 001-13467.
(13)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Vice President Financial Operations
and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Officer’s Severance Agreement for James H. Brennan (11)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAust Chemistry Ltd and PharmAust Limited (12)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (12)

31.1	Certification of Paul D’Sylva, Ph.D.(13)

31.2	Certification of James H. Brennan(13)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D.(13)

32.2	Section 906 Certification of Paul D’Sylva, Ph.D.(13)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, August 15, 2005, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, March 31, 2006, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, January 5, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, February 10, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-QSB, dated June 30, 2007, File No. 001-13467.
(13)	Filed herewith.