Form 10KSB
period 2007-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2008-04-09
CIK 1042418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-13467

COMMONWEALTH BIOTECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Virginia	54-1641133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Biotech Drive

Richmond, Virginia 23235

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (804) 648-3820

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, without par value per share	NASDAQ Capital Market
(Title of Class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

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

The issuer’s revenues for the year ended December 31, 2007 were $12,422,193.

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on April 7, 2008 was approximately $8,436,266 based on the closing sales price of the shares of $2.75 per share, as reported on the NASDAQ Capital Market on April 7, 2008.

As of April 7, 2008, there were 5,524,362 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB. Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference into Part II of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1.	Description of Business

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of discovery chemistry and biology products and services through its subsidiary companies: CBI Services, Fairfax Identity Labs (“FIL”), Mimotopes Pty Limited (“Mimotopes”) and Exelgen Limited (“Exelgen”) (formerly Tripos Discover Research Ltd).

The market for drug discovery outsourcing was $4.1 billion in 2005 and is expected to grow at 20% annually to reach $7.2 billion in 2009 (Kalorama Information, 2006). CBI is positioned to compete in this growing market with an experienced and business-focused management team and over 100 highly trained scientific staff located in three laboratories in Richmond (Virginia), Melbourne (Australia) and Bude (U.K.) and sales offices located in the U.S., U.K., and Asia/Pacific.

CBI aims to build a leading global contract drug-discovery solutions business by pursuing a number of strategic initiatives aimed at increasing revenues, increasing margins, managing costs and most importantly, increasing market awareness and market value. Specifically, CBI intends to achieve these objectives by:

•	nurturing a collaborative sales culture focusing on preferred supplier agreements and partnerships;

•	targeting large contracts;

•	building leading positions in selected growth markets;

•	providing centralized support to enable business unit pursuit of growth; and

•	considering the potential acquisition of additional cash-generating biology and chemistry service businesses.

Business Units

Revenues from all four business units are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world. This arrangement distinguishes CBI from many other biotechnology companies in that revenues are derived from services rather than from the successful commercialization of a new biotechnology product. CBI believes that Mimotopes, Exelgen, CBI Services and FIL have all developed a strong reputation as leading providers in their respective markets. Their operations, areas of expertise and value propositions are outlined below:

CBI Services (Richmond, Virginia)

CBI Services provides a wide array of life-science solutions in the areas of bio-defense, laboratory support and contract research. CBI Services has broad expertise in the most current analytical chemistries, microbiology applications and molecular biology technologies and has a reputation as a provider of novel and imaginative research and development solutions. CBI Services offers all services under the Food & Drug Administration’s (“FDA”) Good Laboratory Practices (“GLP”) guidelines. Selected services are also offered under the Good Manufacturing Practices (“GMP”) and Good Clinical Practices (“cCMP”) guidelines. CBI’s quality assurance office manages all regulated services.

FIL (Richmond, Virginia)

FIL has been at the forefront of DNA technology of profiling for identity since it opened its doors in 1990. FIL’s rigorous standards are designed to provide credible evidence that affects decisions regarding criminal trials, paternity, immigration, estate settlement, adoption, and other issues of identity. FIL provides Forensics, Paternity and Convicted Offender DNA Index System (“CODIS”) services to government and private concerns. FIL is accredited by the American Association of Blood Banks, the National Forensic Science Technology Center, the State of New York and pursuant to the Clinical Laboratory Investigation Act (“CLIA”). Its employees have extensive laboratory and courtroom experience.

Mimotopes (Melbourne, Australia)

Mimotopes is an industry leader with over 16 years experience in the development, synthesis and distribution of research grade peptides for the drug discovery industry. CBI believes that Mimotopes’ patented synthesis technologies, state-of-the-art facilities and highly educated and experienced staff make it one of the leading research grade peptide synthesis companies in the world. Mimotopes’ products and services are delivered to both commercial clients and to discovery and alliance partners. In 2006 and 2007, Mimotopes developed significant partnerships with peptide partner company PepScan and global key life science companies

Genzyme Pharmaceuticals and Invitrogen. Mimotopes’ partnership with Genzyme Pharmaceuticals, a leading manufacturer of clinical-grade peptides, has created a brand that provides a total suite of peptide products and acts as an integrated ‘one-stop-shop’ for peptide customers.

Exelgen (Bude, United Kingdom)

Exelgen (formerly Tripos Discovery Research Ltd), based in Bude, Cornwall, U.K., is a leading, knowledge-driven, drug discovery services business that provides pharmaceutical and biotechnology companies with novel approaches to drug discovery. Applying proprietary computational design and therapeutic medicinal chemistry tools and expertise, CBI believes that Exelgen is able to reduce drug discovery timelines by up to 30%. Since 1997, Exelgen has been offering compound libraries under the LeadQuest® brand, screening libraries under the LeadScreen® brand and custom de novo compound libraries under the LeadSelect® brand.

Target Markets

Each of CBI’s business units has its own distinct capabilities and market focus, although significant overlap exists between the customer bases. The markets served by each of the business units are shown below:

Business Unit	Market Segments Served	Applications
CBI Services	Government Biotechnology companies Pharmaceutical companies	Basic research Process research Immunology and vaccine development Drug development

Fairfax Identity Labs	Private individuals Medical community Legal community	Paternity and relationship testing Immigration testing Forensic DNA analysis

Mimotopes	Government Universities Biotechnology companies Pharmaceutical companies	Immunology and vaccine development Drug target screening Drug development

Exelgen	Biotechnology companies Pharmaceutical companies	Drug design Drug target screening Drug development

CBI Services, Exelgen and Mimotopes all cater to the outsourcing requirements of pharmaceutical and biotechnology companies for reagents (such as peptides, proteins and small molecules), as well as drug research and development. The adoption of outsourcing by the pharmaceutical and biotechnology industries is driven by three major factors:

(1) Speed. Faster discovery results accelerate the time to fail or advance a drug through the development pipeline. Eliminating bad leads early or shaving weeks or months from the time it takes to get a drug to market can mean millions of dollars in cost savings and added revenues.

(2) Quality. All the advantages of an accelerated drug discovery program can be jeopardized if the results do not meet the strict quality standards of the pharmaceutical industry. High quality results depend on quality control, quality equipment and quality people.

(3) Cost. Speed and quality are necessary but insufficient conditions for success. The economic scarcity problem of unlimited wants and needs and limited resources applies to drug discovery outsourcing as well. The more suppliers can offer for less, the more successful they will be.

CBI believes that market growth is spurring investment in contract research organizations and attracting new providers to the market, many from low-cost territories such as Asia. CBI believes that it is well positioned to compete in this growing market with over 100 highly trained staff located in three world-class laboratories based in Richmond (Virginia), Melbourne (Australia) and Bude (U.K.). The time difference between the sites means that the Company operates virtually around the clock across its three primary research sites. Strong links to preferred suppliers in Asia also means that its customers can access the best mix of fast, secure, high quality, and innovative research services at globally competitive prices.

Market Dynamics

Pharmaceutical companies have been struggling for some time to maintain the growth expected of them by the market. CBI believes that the primary reason for this is the increasing difficulty in discovering new drugs, in particular blockbusters (drugs with greater than $1 billion in sales). This led to a consolidation of the industry in the 1990s and the formation of the new “big Pharmas”. However, CBI believes that these mergers were largely unsuccessful because they failed to address the real problem, the falling rate at which candidate compounds were entering the development pipeline as commercial drugs. With a combination of increasing regulatory requirements and a more competitive marketplace, it takes an increasing number of high quality candidate compounds to produce the same number of successful drugs.

Pharmaceutical companies, and in particular big Pharmas, have realized that they cannot generate the large number of necessary candidate compounds in-house, and this has led to a trend for these companies to outsource large amounts of their drug discovery research. A market intelligence report by Kalorama Information (2006) indicates that outsourcing was worth $4.1 billion in 2005, and is projected to grow at a rate of 20% annually to reach $7.2 billion in 2009. The report also states that recent improvements in biology have made chemistry the major bottleneck in the product pipeline. Chemistry and optimization (key areas of expertise for Exelgen) now make up 44% and 19% of outsourcing respectively. It has been estimated that an additional 30,000 chemists will be required worldwide by 2010 and that medicinal and process chemists will be the specialties in highest demand.

Although the dollar value of the drug discovery outsourcing market is huge, it is comprised of a relatively small number of mature customers. The vast majority of this market lies in the U.S., Western Europe and Japan. It is a very sophisticated market consisting of large multinational pharmaceutical companies, small pharmaceutical companies, generic manufacturers and drug discovery companies.

The most attractive global customers are the big Pharmas, including Pfizer, GSK, Merck, AstraZeneca, Novartis, Eli Lilly and Bristol-Myers Squibb. They are active companies and have the capacity to offer large contracts. Many have centralized outsourcing departments that match the specific needs of a particular project to contractors with specific expertise in that area. They are very experienced at outsourcing and have the resources to overcome barriers such as distance, due diligence inspections, and technology transfer issues which may deter some smaller companies from outsourcing to overseas contractors. Small drug discovery companies are also an attractive opportunity but the low profile of many of these companies, coupled with their limited resources and experience in outsourcing, make marketing to them more difficult. The Kalorama Information report indicates that suppliers of synthetic services to the pharmaceutical industry are numerous but small, and mainly based in the U.S. or Europe. The largest supplier, Albany Molecular, has only a 6% market share.

During the course of 2007, CBI significantly enhanced its research and development outsourcing capabilities through the acquisition of Mimotopes and Exelgen. Although there is increasing competition from low-cost providers in China and India, recent concerns over production standards and quality in some low-cost territories has led to a flight to quality providers. With a strong reputation for price competitive and high quality service and product delivery, CBI believes that it is well positioned to grow business in high-value niches in the pharmaceutical outsourcing market because of its unique combination of proprietary informatics systems and contract chemistry and biology services. CBI’s “one stop shop” model is already attracting new customers and winning a broader range of business from existing customers.

Growth Strategy

During the course of 2007, the Company acquired U.K.-based medicinal chemistry company Exelgen and Australian-based peptide chemistry company Mimotopes, transforming the Company into a full-service pre-clinical drug discovery services provider with a global base of operations and clients. These transactions have transformed CBI into a full-service pre-clinical drug discovery services provider with a global base of operations and clients, and CBI believes that it is well positioned for continued strong growth with a record number and value of new contracts over the last year, a growing market for high-quality research and development outsourcing and a dynamic and commercially driven management team. CBI recorded revenues of $12.4 million in 2007, up from $6.5 million in 2006, with a net loss of $2.8 million, up from $1.1 million in 2006. However, these results significantly under-play the Company’s operating performance because of the timing of the Exelgen acquisition and significant one-time costs associated with the acquisition. In December 2007, CBI completed a company-wide reorganization aimed at realigning its sales and marketing capabilities and attaining cost synergies following the Mimotopes and Exelgen transactions. Beginning in 2008, CBI expects cost synergies, through targeted redundancies and salary savings to generate annual savings of $1.6 million.

With a focus on both revenue and cost synergies, integration of Mimotopes and Exelgen into the Company in 2007 resulted in new contract signings. CBI expects to build on these successes to become a leading global contract drug-discovery solutions business. The Company will pursue a number of strategic initiatives aimed at increasing revenues, increasing margins, managing costs and increasing market awareness and value. These include:

•	Continued commitment to existing customers – a focus on existing customers and commitment to product quality has delivered strong sales growth and customer loyalty.

•	Expansion of customer base – through aggressive marketing and promotion.

•	Expansion into new geographies – through an expanded sales team and strategic partnering initiatives.

•

Cross functional sales team – The Company has appointed a Vice President, Business Development and Marketing who has re-organized the existing sales staff and has developed a marketing strategy focused on winning high-value contracts and building leading positions in selected growth markets.

•	New product development – CBI’s technical expertise and the scalability of its operations enables quick response to customer demand for new products.

•	Outsourcing raw materials – CBI is turning to low-cost territories such as China as a means to outsource selected raw ingredients. This provides the opportunity for significant margin enhancement.

•	Developing capacity for an expanding market – CBI believes that it is well positioned to take advantage of the expanding global market in R&D outsourcing.

CBI will also actively pursue opportunities to acquire or partner with complementary businesses in the drug discovery outsourcing industry. By actively pursuing such opportunities, it ultimately aims to provide clients with a seamless link between drug discovery to scale up, multi-kilogram synthesis and GMP manufacture, thus capturing more value down the supply chain and proving the market with a truly vertically integrated product offering.

Operations

CBI operates on a fee-for-service basis and has integrated a number of foundation technologies to provide a broad range of capabilities to customers who otherwise must go to several different sources for their needs. The Company’s business units have a strong reputation for:

•	World-leading expertise in drug development and discovery;

•	An innovative and collaborative culture;

•	Providing seamless information flow at all stages of the process;

•	Providing customers with a shorter time to market; and

•	Total intellectual property security.

Across the Company, the business units have technical capabilities and proprietary technology platforms that differentiate them from other providers. For example:

•	Mimotopes’ patented SynPhase Technology provides CBI with a competitive advantage to rapidly, efficiently and cost-effectively produce large libraries of research grade peptides.

•	Exelgen’s proprietary computational design and therapeutic medicinal chemistry tools and expertise are able to significantly reduce clients’ drug discovery timelines.

•	FIL is accredited by all major U.S. authorities and provides highly accurate DNA identity information.

•

CBI Services’ state-of-the-art laboratories, biodefense facility, government security clearance and accreditations provide it with access to contracts not appropriate for most contract research organizations.

All of CBI’s business units operate under strict Standard Operating Protocols (“SOPs”) which detail the particular technologies used to complete the work in progress. SOPs are made available to the customer upon request. In addition, CBI Services and FIL have instituted rigorous GLP reporting requirements, and have put in place the necessary features to meet all aspects of GLP compliance. The Quality Assurance Unit has enabled CBI Services and FIL to take on projects with customers who require adherence to compliance reporting. Other accreditations achieved by CBI Services and FIL include:

•	ISO/IEC 17025:2005 and forensic requirements for accreditation FRA 1 and FRA 2;

•	Forensic Quality Services accreditation for DNA forensic and CODIS analyses;

•	American Association of Blood Banking accreditation for Paternity DNA identify testing, New York State Accreditation for forensic analyses;

•	An FBI-approved Laboratory Quality Assurance Program for microbial forensics;

•	College of American Pathologist approval for performance of molecular diagnostics;

•	Basic Sentinel Lab of the Laboratory Response Network of Bioterrorism;

•	Compliance with and certification by CLIA for analysis of human samples;

•	Select agent registration with the Centers of Disease Control (“CDC”) and USDA;

•	Continuous successful operation of a CDC accredited BSL3 laboratory since 1996;

•	Extensive experience in SOW tasks including GLP-rated vaccine development programs and testing for the Department of Defense;

•	NRC accreditation for use of radionuclides;

•	DEA approval for experimental use and storage of Schedule 1-6 controlled substances; and

•	EPA and Virginia DEQ compliance certifications.

Marketing

CBI believes that its business units have excellent customer service reputations. Sales and business development staff employ their technical know-how by way of a consultative/collaborative selling strategy and routinely assist clients with the design of their projects and synthesis of their products. In 2007, CBI companies boasted seven of the top ten global pharmaceutical companies as clients. The reorganization of the global sales and marketing team in 2007 created an integrated service offering that provides cross-selling opportunities across our business units for clients based anywhere in the world.

CBI has embarked on an expanded marketing effort under the direction of the newly appointed Vice President of Business Development and Marketing. This will involve an increase in trade show and industry-based partnering activities, improvements to the web sites, and an enhanced e-commerce focus. CBI currently has ten full time sales and business development professionals operating in the major world markets, North America, Europe and Asia The Company has sales operations in San Francisco, Minneapolis, Raleigh-Durham, Melbourne (Australia) and Wirral (U.K.) with the corporate office in San Diego and a satellite office in St. Louis. The business units all have internal technical support professionals to provide technical quotes and field support. CBI has recently implemented an improved client relationship management system which will facilitate accurate forecasting and help pinpoint strengths and weaknesses in marketing efforts.

Intellectual Property

Each of CBI’s business units is primarily focused on fee-for-service offerings; various intellectual properties have developed that have resulted in U.S. and international patents. For example, CBI Services has patented a potential human pharmaceutical product, termed HepArrest®. HepArrest is designed as a hospital drug for use in reversing the anti-coagulant effects of heparin. The Company has licensed HepArrest to Prism Pharmaceuticals, King of Prussia, Pennsylvania, for pre-clinical studies, leading to an Investigational New Drug application. The Company has other intellectual properties in the form of issued and pending patents, many of which underpin the various technology platforms employed by the individual business units.

CBI takes appropriate steps to protect its intellectual property rights and those of its customers. The Company’s practice is to require its employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements with the Company. These agreements require that all proprietary information disclosed to the individual by CBI or its customers remain confidential.

Employees

Worldwide, CBI employs 110 full-time staff in three facilities. CBI has an entrepreneurial executive management team with a wealth of scientific and commercial experience in the biotechnology and life science industries.

Partners and Partnerships

The experience of CBI’s staff coupled with its patented technology platforms and advanced laboratory facilities position the Company well for partnering with research institutions and discovery companies in drug development. CBI companies have developed strategic alliances with key life science companies including Invitrogen, Genzyme, Thermo Fisher, GSK, Elan, Abbott and Schering Plough. Mimotopes’ partnership with Genzyme Pharmaceuticals has created a brand that provides a total suite of peptide products and acts as an integrated ‘one-stop-shop’ for peptide customers. In 2007, the alliance was listed as one of the top 5 leading global peptide providers in an independent analysis of the peptide industry (Bionest Partners, 2007). CBI is looking to adopt a similar partnering model with small molecule and biological cGMP manufacturers.

U.S. Government Regulation

CBI complies with existing federal, state and local laws and regulations and does not anticipate that continuing compliance will have any material effect upon the capital expenditures, earnings or competitive position. While the Company does not require government regulatory approvals to provide for current services, numerous federal, state, and local agencies, such as federal and state environmental agencies, working condition and other similar regulators, have jurisdiction to take actions that could have a material adverse effect upon its ability to do business. CBI has put in place numerous procedures and guidelines which allows it to meet accreditation requirements of federal, state, and industry specific regulatory groups. CBI anticipates that it will continue to implement and upgrade the compliance capabilities under the FDA’s GLP guidelines. The Company anticipates that eventually more of its service offerings will meet the FDA’s GMP and cCMP guidelines.

Investor Relations

The Company is committed to presentation of its capabilities in appropriate forums, such as analyst conferences and forums. Presentations made by CBI’s management at these venues are posted to CBI’s web page (www.cbi-biotech.com).

Item 2.	Description of Property

Facilities

CBI currently operates in three facilities, located in Richmond (Virginia), Melbourne (Australia) and Bude (U.K.). The headquarters is located in Richmond. The Company owns its property in Richmond. The Company owns its property in Melbourne and leases the land upon which it sits and leases its property in Bude. The addresses of the properties are set forth below:

Commonwealth Biotechnologies, Inc.

601 Biotech Drive

Richmond, Virginia 23235

Facility monthly payment: $34,724; note expires November 2009

Mimotopes Pty Ltd

11 Duerdin Street

Clayton, Victoria 3168

Australia

Land rent: $7,730; CBI owns the building

Exelgen Discovery Research Centre

Bude-Stratton Business Park

Bude, Cornwall, EX23 8LY

England, United Kingdom

Rental term expires June 2009; monthly payments are $31,989.

The Company’s facility located in Richmond (Virginia) encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space, which was purposefully left undeveloped to accommodate new technologies as they come on board.

The Company’s facility located in Melbourne (Australia) has a functional floor area of 24,000 square feet, including 10,000 square feet of state-of-the-art laboratory space. The Company owns all plant and equipment at the site and rents the land from Monash University on a rolling seven-year lease with renewal options.

The Company’s facility located in Bude (U.K.) encompasses 25,000 square feet of state-of-the-art laboratory and administrative space, providing capacity to accommodate large library synthesis and contract research operations simultaneously. There is also a biological screening capability within the facility.

Item 3.	Legal Proceedings

CBI is not subject to any pending legal proceeding required to be disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fourth fiscal quarter of 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The information set forth on page 12 the Company’s 2007 Annual Report to Shareholders under the caption “Stockholder Matters” is incorporated herein by reference.

Recent Sales of Unregistered Securities

On December 31, 2007, CBI entered into and closed a subscription agreement (the “Subscription Agreement”) with six institutional investors, pursuant to which CBI issued and sold convertible notes at an initial aggregate price of $1,950,000 and Class A Warrants and Class B Warrants to purchase shares of common stock on terms referenced therein. The Class A and Class B Warrants were issued in proportion to the amount of convertible notes purchased by each investor.

The convertible notes are due July 31, 2009 and are initially convertible into 975,000 shares of common stock at the rate of $2.00 per share.

The Class A Warrants are exercisable for an aggregate of 975,000 shares of common stock, at an initial price of $2.85 per share, subject to adjustment as provided in the Class A Warrants. The Class A Warrants may be exercised beginning six (6) months after issuance and expire sixty-five (65) months after their date of issuance.

The Class B Warrants are exercisable for an aggregate of 243,750 shares of common stock, at an initial price of $5.00 per share, subject to adjustment as provided in the Class B Warrants. The Class B Warrants may be exercised beginning six (6) months after issuance and expire one (1) year after their date of issuance.

CBI was required by the terms of the Subscription Agreement to file after the closing date with the Securities and Exchange Commission (“SEC”) a registration statement to register the shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants to permit the investors to resell such shares to the public. CBI filed the registration statement with the SEC on January 30, 2008 [Registration No. 333-148942].

The following table provides information about CBI’s equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	785,877	$5.52	1,044,609
Equity compensation plans not approved by security holders	0	0	0

Total	785,877	$5.52	1,044,609

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The information set forth on pages 13 and 14 through 20 of the Company’s 2007 Annual Report to Shareholders under the caption “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” respectively, is incorporated herein by reference.

Item 7.	Financial Statements

The Company’s financial statements and the related notes thereto, together with the report of BDO Seidman, LLP for 2007 and 2006, set forth on pages 19 through 44 of the Company’s 2007 Annual Report to Shareholders are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures.

See Item 8A(T)

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

CBI maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. CBI evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Vice President of Financial Operations, within 90 days prior to the filing date of this report. Based upon that evaluation, the Company’s Chief Executive Officer and Vice President of Financial Operations concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factor that could significantly affect these controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

CBI’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. CBI’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of CBI’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that CBI’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CBI’s assets that could have a material effect on the financial statements.

CBI’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, CBI’s management believes that, as of December 31, 2007, CBI’s internal control over financing reporting is effective based on those criteria.

This annual report does not include an attestation report of CBI’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit CBI to provide only management’s report in this annual report.

Item 8B.	Other Information

The Company has previously reported all information required to be disclosed during the fourth quarter of 2007 in a report on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors

The information relating to the directors of CBI set forth in the Company’s definitive proxy statement relating to the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal One” is incorporated herein by reference.

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

Corporate Governance

The information relating to the Company’s corporate governance set forth in the Proxy Statement under the caption “Board of Directors and Corporate Governance Information” is incorporated herein by reference.

Item 10.	Executive Compensation

The information set forth in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Proxy Statement under the caption “Beneficial Ownership of Common Stock” is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information relating to director independence is set forth in the Proxy Statement under the caption “Director Compensation” and is incorporated herein by reference.

On February 9, 2007, CBI acquired all outstanding capital stock of Mimotopes, from PharmAust Chemistry Ltd, an Australian limited company and parent company of Mimotopes (“Chemistry”). As consideration for the acquisition, the Company issued an aggregate of 2,150,000 unregistered shares of its common stock, without par value per share, to Chemistry. On February 9, 2007, the closing price of the Company’s common stock on the Nasdaq Capital Market was $2.15 per share. In connection with the closing of this transaction, the Company appointed Paul D’Sylva, Ph.D. as the Chief Executive Officer and a director of the Company. The Company entered into a formal employment agreement with Dr. D’Sylva as of February 9, 2007. At the time of the acquisition, Dr. D’Sylva served as the Managing Director of PharmAust Limited, an Australian limited company and the parent company of Chemistry. Dr. D’Sylva has since terminated his employment with PharmAust Limited.

Item 13.	Exhibits

See “Exhibit Index.”

Item 14.	Principal Accountant Fees and Services

The information set forth in the Proxy Statement under the caption “Appointment of Independent Registered Public Accountants” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Biotechnologies, Inc.

By	/s/ Paul D’Sylva, Ph.D.
Paul D’Sylva, Ph.D.
Chief Executive Officer

Date:	April 9, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard J. Freer, Ph.D	Chairman, COO and Director	April 9, 2008
Richard J. Freer, Ph.D.

/s/ Paul D’Sylva, Ph.D	Chief Executive Officer and Director	April 9, 2008
Paul D’Sylva, Ph.D.	(Principal Executive Officer)

/s/ Robert B. Harris, Ph.D.	President and Director	April 9, 2008
Robert B. Harris, Ph.D.

/s/ Thomas R. Reynolds	Executive Vice President, Secretary	April 9, 2008
Thomas R. Reynolds

/s/ James H. Brennan	Vice President Financial Operations	April 9, 2008
James H. Brennan	(Principal Financial and Accounting Officer)

/s/ James. P. Causey	Director	April 9, 2008
James P. Causey

/s/ Samuel P. Sears, Jr.	Director	April 9, 2008
Samuel P. Sears, Jr.

/s/ Donald McAfee, Ph.D.	Director	April 9, 2008
Donald McAfee, Ph.D.

/s/ Daniel O. Hayden	Director	April 9, 2008
Daniel O. Hayden

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.	Employment Agreement between the Company and Paul D’Sylva (1)

2.	Employment Agreement between the Company and Robert Harris, Ph.D. (2)

3.	Employment Agreement between the Company and Thomas R. Reynolds (3)

4.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (4)

5.	First Amended and Restated Employment Agreement between the Company and James H. Brennan (5)

7.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

8.	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (5)

9.	Officer’s Severance Agreement for James H. Brennan (6)

10.	1997 Stock Incentive Plan, as amended (7)

11.	2000 Stock Incentive Plan (8)

12.	2002 Stock Incentive Plan, as amended (9)

13.	2007 Stock Incentive Plan (10)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(3)	Filed herewith.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB dated March 31, 2003, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(10)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467

EXHIBIT INDEX

Exhibit Number	Description Of Exhibits

3(i).1	Articles of Incorporation of Commonwealth Biotechnologies, Inc. (1)

3(i).2	Articles of Amendment of Articles of Incorporation of Commonwealth Biotechnologies, Inc. (2)

3(ii).1	Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (3)

3(ii).2	Amendment to Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (4)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class A Warrant (5)

4.3	Form of Class B Warrant (5)

4.4	Form of Secured Convertible Promissory Note (5)

10.1	Subscription Agreement (5)

10.2	Security Agreement (5)

10.3	Stock Purchase Agreement by and among Commonwealth Biotechnologies, Inc., Pharmaust Limited and Pharmaust Chemistry Ltd. dated November 24, 2006 (6)

10.4	Voting and Lock-Up Agreement dated as of February 9, 2007 (7)

10.5	Registration Rights Agreement, dated as of February 9, 2007 (7)

10.6	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (8)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (8)

10.8	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (9)

10.9	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (10)

10.10	Employment Agreement for Robert B. Harris (11)

10.11	Employment Agreement between the Company and Thomas R. Reynolds (19)

10.12	First Amended and Restated Employment Agreement for James H. Brennan (12)

10.13	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (12)

10.14	Officer’s Severance Agreement for James H. Brennan (13)

13.1	Annual Report to Shareholders for the fiscal year December 31, 2007 incorporated into Form 10-KSB (19)

21.1	Subsidiaries of Commonwealth Biotechnologies, Inc. (14)

23.1	Consent of BDO Seidman, LLP (19)

31.1	Certification of Paul D’Sylva, Ph.D. (19)

31.2	Certification of James H. Brennan (19)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D. (19)

32.2	Section 906 Certification of James H. Brennan (19)

99.1	1997 Stock Incentive Plan, as amended (15)

99.2	2000 Stock Incentive Plan (16)

99.3	2002 Stock Incentive Plan, as amended (17)

99.4	2007 Stock Incentive Plan (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 31, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 28, 2008, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2007, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-148942.
(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(18)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467.
(19)	Filed herewith.