Form 10KSB/A
period 2007-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2008-04-30
CIK 1042418

FORM 10-KSB/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference into Part II of this Form 10-KSB/A.

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

Market Information

The information is as set forth on page 12 the Company’s 2007 Annual Report to Shareholders under the caption “Stockholder Matters”, previously filed with the SEC as Exhibit 13.1 to the Form 10-KSB dated April 9, 2008.

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

The information is as set forth on pages 13 and 14 through 20 of the Company’s 2007 Annual Report to Shareholders under the caption “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” respectively, previously filed with the SEC as Exhibit 13.1 to the Form 10-KSB dated April 9, 2008.

Item 7.	Financial Statements

The Company’s financial statements and the related notes thereto, together with the report of BDO Seidman, LLP for 2007 and 2006, are set forth on pages 19 through 44 of the Company’s 2007 Annual Report to Shareholders, previously filed with the SEC as Exhibit 13.1 to the Form 10-KSB dated April 9, 2008.

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

The annual report does not include an attestation report of CBI’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit CBI to provide only management’s report in the annual report.

Item 8B.	Other Information

The Company has previously reported all information required to be disclosed during the fourth quarter of 2007 in a report on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Appointment Year
Paul D’Sylva, Ph.D.	38	Chief Executive Officer and Director	2007
Richard J. Freer, Ph.D.	65	Chairman, Chief Operating Officer and Director	1992
Robert B. Harris, Ph.D.	55	President and Director	1992
James D. Causey	53	Director	2004
Daniel O. Hayden	59	Director	2007
Donald A. McAfee, Ph.D.	65	Director	2001
Samuel P. Sears, Jr.	63	Director	2001
Thomas R. Reynolds	45	Senior Vice President and Secretary
James H. Brennan	55	Vice President, Financial Operations

Paul D’ Sylva, Ph.D. Dr. D’Sylva assumed the position of Chief Executive Officer of CBI in January 2007. Dr. D’Sylva served previously as the co-founder and Managing Director of PharmAust Limited. From 2001 to 2005, Dr. D’Sylva served as Director of Research and Development at Murdoch University. Dr. D’Sylva has a strong track record in raising investment capital for early stage business ventures and has led the development of a number of successful research joint-venture institutes, companies and funds. During his tenure at Murdoch University, he founded and directed the AU$12.5m Investment Fund – Murdoch Westscheme Enterprise Partnership, founded and directed the commercial consulting company MurdochLink Pty Ltd, and was involved in the establishment and governance of a number of key research centers and institutes. He sits on the advisory board of the Centre for Computational Comparative Genomics, a joint-venture research institute in Bioinformatics based at Murdoch University and retains a non-executive role at Murdoch University as an Adjunct Professor of Business. He received a Ph.D. from the University of Arizona in public finance and econometrics. Dr. D’Sylva’s term as a director runs through 2010, or until his successor is appointed.

Richard J. Freer, Ph.D. Since founding CBI in 1992, Dr. Freer has served as the Chairman of the Board and a director of CBI. He assumed the role of Chief Operating Officer in 2002. From 1975 until 1997, Dr. Freer was employed in the Department of Pharmacology and Toxicology at Virginia Commonwealth University (“VCU”), first as an Associate Professor and then a full Professor. In addition, from 1988 through 1995, Dr. Freer was first Director and then Chair of the Biomedical Engineering Program. From 1996 through 1997, Dr. Freer served as Professor in VCU’s Department of Biochemistry and Molecular Biophysics. Dr. Freer received a bachelor’s degree in Biology from Marist College and a doctorate degree in Pharmacology from Columbia University. Dr. Freer’s term as a director runs through 2009, or until his successor is appointed.

Robert B. Harris, Ph.D. Since founding CBI in 1992, Dr. Harris has served as the President and a director of CBI. He also served as the Chief Executive Officer from 2002 to 2007. Until 1997, Dr. Harris was employed in the Department of Biochemistry and Molecular Biophysics at VCU, first as an Assistant, then Associate and finally a full Professor. Dr. Harris received a joint bachelor’s degree in Chemistry and Biology from the University of Rochester, and a master’s degree and a doctorate degree in Biochemistry/Biophysical Chemistry from New York University. Dr. Harris’ term as a director runs through 2008, or until his successor is appointed.

James D. Causey. Since 2004, Mr. Causey has served as Vice President of Trader Publishing Company, a nationwide network of classified publications. From 2003 until 2004, Mr. Causey served as a consultant in the publishing industry. From 1999 to 2003, Mr. Causey served as the chief executive officer of Sabot Publishing, a Richmond, Virginia based publisher of leading special interest publications. Mr. Causey received a master’s degree in business from the University of Maryland. Mr. Causey’s term as a director runs through 2010, or until his successor is appointed.

Daniel O. Hayden. Mr. Hayden has been employed by Genzyme Corporation, Cambridge, Massachusetts (“Genzyme”), since 1999. Since 2003, Mr. Hayden has served as a Senior Vice President and General Manager of the Pharmaceuticals Business Unit of Genzyme. Prior to 2003, Mr. Hayden served Genzyme in a Vice President capacity. Genzyme is a leading, global biotechnology company, and its Pharmaceuticals Business Unit is a global specialty pharmaceutical chemicals business focused on the production of active pharmaceutical ingredients and intermediates in the lipid and peptide markets. Mr. Hayden serves as the Chairman of the internal Genzyme, Liestal Switzerland Board of Directors. Mr. Hayden’s term as a director runs through 2008, or until his successor is appointed.

Donald A. McAfee, Ph.D. Since 2003, Dr. McAfee has served as Vice President of Research and Chief Scientific Officer for Cardiome Pharma Corp., a Vancouver-based drug discovery and development company. In addition, since 2004, Dr. McAfee has also served as a consultant for McAfee Scientific, a drug development consulting firm. In 1994, he co-founded Aderis Pharmaceuticals, Inc. (formerly Discovery Therapeutics, Inc.), a clinical stage pharmaceutical company, where he served as Chief Technical Officer and Director. Before organizing Discovery Therapeutics, Dr. McAfee served for eight years as Vice President, Research, at Whitby Research, Inc., Richmond, Virginia (formerly Nelson Research and Development, Irvine, California), managing drug discovery programs. Prior to entering industry, Dr. McAfee served as Chairman of the Division of Neurosciences at the Beckman Research Institute (City of Hope), Duarte, California, and held faculty appointments at the Yale University School of Medicine and the University of Miami School of Medicine. Dr. McAfee earned his Ph.D. in Physiology at the University of Oregon School of Medicine, and has authored more than 100 articles and book chapters in neuroscience and pharmacology. He is currently an adjunct professor at the Medical College of Virginia and a Director of the Virginia Biotech Association, an industry advocacy group. Dr. McAfee currently serves as a director of Duska Scientific Co., an emerging biopharmaceutical company. Dr. McAfee’s term as a director runs through 2009, or until his successor is appointed.

Samuel P. Sears, Jr. Since March 1999, Mr. Sears has been in private practice as an attorney and has been providing business consulting services. From December 1998 through February 1999, Mr. Sears served as Vice Chairman of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutriceuticals to patients with chronic diseases. From 1995 through May 1998, Mr. Sears was Chief Executive Officer and Chairman to Star Scientific, Inc., a tobacco company focusing on demonstrating the commercial viability of potentially less harmful tobacco products. Mr. Sears is a graduate of Harvard College and Boston College Law School. Mr. Sears’ term as a director runs through 2008, or until his successor is appointed.

Audit Committee

The members of the Audit Committee as of December 31, 2007 were Samuel P. Sears, Jr., James D. Causey, Donald A. McAfee, Ph.D. Each member of the Audit Committee is independent under the rules of the SEC and the Nasdaq Capital Market. The Board of Directors has determined that Samuel P. Sears, Jr., who is an independent director, is an “audit committee financial expert” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Exchange Act.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission reports of ownership and changes in beneficial ownership of the Company’s common stock. Directors, executive officers and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of these reports furnished to the Company or written representations that no other reports were required, we believe that all reports were timely made.

Code of Conduct

CBI has adopted a Code of Conduct, which is applicable to all directors, officers and associates of the Company, including the principal executive officer and the principal financial and accounting officer.

Item 10.	Executive Compensation

The following table sets forth the compensation paid to or earned by (i) the Chief Executive Officer, and (ii) CBI’s two other most highly compensated executive officers (collectively, the “Named Executive Officers”) during each of CBI’s last two fiscal years:

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	All other Compensation ($)		Total ($)
Richard J. Freer, Ph.D. Chairman and COO	2007	215,250	—	85,927	—	14,666	(3)	315,843
	2006	215,250	19,714	100,333	—	28,259	(3)	363,556

Robert B. Harris, Ph.D. President	2007	215,250	—	6,307	—	10,067	(4)	231,624
	2006	215,520	19,714	6,307	32,187	23,486	(4)	297,214

Paul D’Sylva, Ph.D. CEO	2007	156,628	—	—	52,400	60,011	(5)	269,039

(1)	This table does not include 2006 information for Dr. D’Sylva, as he assumed the position of Chief Executive Officer in January 2007.
(2)	Amounts reflect the dollar amount recognized for the fiscal years ended December 31, 2007 and December 31, 2006, in accordance with FAS123(R) and thus may include amounts from awards granted in prior fiscal periods.
(3)	Consists of $5,400 travel allowance, a $8,544 payment for health and dental insurance and a $722 payment for life and disability insurance in 2007. Consists of $12,500 travel allowance, a $9,107 payment in lieu of accrued, but unused, personal leave, a $5,930 payment for health and dental insurance and a $722 payment for life and disability insurance in 2006.
(4)	Consists of $5,400 travel allowance, a $3,881 payment for health and dental insurance and a $786 payment for life and disability insurance in 2007. Consists of $12,500 travel allowance, a $9,107 payment in lieu of accrued, but unused, personal leave, a $1,093 payment for health and dental insurance and a $786 payment for life and disability insurance in 2006.
(5)	Consists of $50,000 in relocation costs, a $9,225 payment for health and dental insurance and a $786 payment for life and disability insurance in 2007.

Director Compensation

The following table shows all cash compensation paid to CBI’s directors in 2007. Directors did not receive any compensation other than as stated in the chart below. Each option granted in the chart below has an exercise price of $2.05 and expires on March 22, 2017.

Name	Fees Earned or Paid in Cash	Options Received
Gerald P. Krueger	$6,750	0
Donald A. McAfee, Ph.D.	$11,500	3,000
Daniel O. Hayden	$10,500	3,000
James D. Causey	$11,500	3,000
Samuel P. Sears, Jr.	$11,500	3,000

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth certain information concerning the value of outstanding equity awards held by the Named Executive Officers as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Paul D’Sylva, Ph.D.	40,000	—	$2.09	02/21/2017	—		—

Richard J. Freer, Ph.D.	7,069	—	$3.75	12/31/2010	100,000	(2)	196,000
	26,500	—	$3.85	11/09/2011
	4,606	—	$3.30	11/12/2013
	5,394	—	$3.30	11/12/2013
	7,885	—	$4.80	01/03/2016

Robert B. Harris, Ph.D.	12,619	—	$3.85	11/09/2011
	4,606	—	$3.30	11/12/2013
	5,394	—	$3.30	11/12/2013
	10,000	—	$6.00	01/03/2015
	20,000	—	$5.35	02/03/2015
	3,943	—	$4.80	01/03/2016

(1)	Based upon the closing price of CBI’s common stock on January 25, 2008, as reported by the Nasdaq Capital Market of $2.59 per share.
(2)	Restricted Shares vest in equal quarterly installments of 10,000 Shares beginning on January 1, 2010.

Employment Agreements

PAUL D’SYLVA, PH.D.

As of February 9, 2007, CBI entered into an employment agreement with Dr. D’Sylva pursuant to which Dr. D’Sylva will serve as Chief Executive Officer. This agreement expires on February 9, 2010. The employment agreement provides Dr. D’Sylva with:

•

a base salary of at least $250,000 after his first year of employment, with any amount above such minimum level to be determined by the Board of Directors. In his first year of employment, Dr. D’Sylva will receive a salary of $100,000 and will also be reimbursed for up to $50,000, for moving and travel expenses related to his relocation to the United States. Notwithstanding the foregoing, we increased Dr. D’Sylva’s base salary to $250,000 effective of August 1, 2007;

•	a grant, on February 22, 2007, of incentive stock options to purchase 40,000 Shares of our common stock;

•	an annual bonus to be based upon financial performance criteria determined by the Board of Directors;

•	a grant of 60,000 Shares of restricted common stock to be granted on a date and with vesting terms mutually acceptable to Dr. D’Sylva and our company;

•	an annual equity compensation as determined on a yearly basis at the sole discretion of the Compensation Committee of our Board of Directors; and

•	participation in any and all employee benefit plans.

Under the employment agreement, upon Dr. D’Sylva’s death, CBI shall pay Dr. D’Sylva’s beneficiary an amount equal to (i) one month’s salary, and (ii) a cash, option and restricted stock bonus with respect to that portion of our company’s fiscal year completed prior to Dr. D’Sylva’s death. In addition, upon Dr. D’Sylva’s death, all unvested, restricted Shares of CBI’s common stock held by Dr. D’Sylva shall immediately vest.

CBI may terminate Dr. D’Sylva’s employment at any time for “Cause,” as such term is defined in the employment agreement, without incurring any continuing obligations to Dr. D’Sylva.

If CBI terminates Dr. D’Sylva’s employment for any reason other than for “Cause” or if Dr. D’Sylva terminates his employment for “Good Reason,” as such term is defined in the employment agreement, Dr. D’Sylva is entitled to (a) monthly salary until the “Benefit End Date” as such term is defined in the employment agreement, (b) medical, dental and life insurance benefits until the “Benefit End Date”

To the extent a “Change-of-Control,” as such term is defined in the employment agreement, occurs during the term of the agreement, Dr. D’Sylva, at his sole option, may deem such event to be a termination of employment without Cause. As a result, Dr. D’Sylva would be entitled to receive the benefits noted above. In addition, all unvested options and Shares of restricted stock held by Dr. D’Sylva will immediately vest.

To the extent Dr. D’Sylva becomes “Disabled,” as such term is defined in the employment agreement, during the term of the agreement, CBI shall continue pay him his full salary and benefits until he shall become eligible for disability income under our disability plan. While receiving disability income payments, CBI shall pay Dr. D’Sylva the difference between such payments and his salary (without bonus), and he shall continue to participate in our company’s benefit plans until February 9, 2010.

The agreement contains a non-competition provision, which prohibits Dr. D’Sylva from competing with CBI or soliciting its employees under certain circumstances. A court may, however, determine that this non-competition provision is unenforceable or only partially enforceable.

RICHARD J. FREER, PH.D.

As of June 27, 2005, CBI entered into an amended employment agreement with Dr. Freer pursuant to which Dr. Freer will serve as Chairman of the Board and Chief Operating Officer. This agreement expires on December 31, 2009. The employment agreement provides Dr. Freer with:

•	a base salary of at least $205,000, with any amount above such minimum level to be determined by the Board of Directors;

•	a grant, on January 1, 2007, of incentive stock options to purchase 30,000 Shares of our common stock;

•

an annual bonus to be based upon financial performance criteria determined by the Board of Directors. Assuming full satisfaction of such financial performance criteria, the maximum cash bonus payable shall not be less than $25,000 per year;

•

a number of annual incentive stock option and restricted stock grants to be based upon financial performance criteria determined by the Board of Directors. Assuming full satisfaction of such financial performance criteria, Dr. Freer is eligible to receive incentive stock options to purchase an aggregate of 10,000 Shares of common stock and 5,000 Shares of restricted common stock on a yearly basis. Such options and restricted Shares shall vest in three equal yearly installments beginning on the date that is one year following the date of grant;

•

a grant of 50,000 Shares of restricted common stock on June 27, 2005 and a grant of 50,000 Shares of restricted common stock on January 1, 2006, with such Shares vesting in quarterly installments of 10,000 Shares beginning on January 1, 2010; and

•	participation in any and all employee benefit plans.

Under the employment agreement, upon Dr. Freer’s death, CBI shall pay Dr. Freer’s beneficiary an amount equal to (i) one month’s salary, and (ii) a cash, option and restricted stock bonus with respect to that portion of our company’s fiscal year completed prior to Dr. Freer’s death. In addition, upon Dr. Freer’s death, all unvested, restricted Shares of CBI’s stock held by Dr. Freer shall immediately vest.

CBI may terminate Dr. Freer’s employment at any time for “Cause,” as such term is defined in the employment agreement, without incurring any continuing obligations to Dr. Freer.

If CBI terminate Dr. Freer’s employment for any reason other than for “Cause” or if Dr. Freer terminates his employment for “Good Reason,” as such term is defined in the employment agreement, Dr. Freer is entitled to (a) a lump cash sum equal to the aggregate amount of salary due to Dr. Freer up through December 31, 2009 and (b) medical, dental and life insurance benefits until December 31, 2009.

To the extent a “Change-of-Control,” as such term is defined in the employment agreement, occurs during the term of the agreement, Dr. Freer, at his sole option, may deem such event to be a termination of employment without Cause. As a result, Dr. Freer would be entitled to receive the benefits noted above. In addition, all unvested options and Shares of restricted stock held by Dr. Freer will immediately vest. In connection with the execution of this agreement, our company and Dr. Freer terminated that certain Executive Severance Agreement, dated June 27, 1997.

To the extent Dr. Freer becomes “Disabled,” as such term is defined in the employment agreement, during the term of the agreement, CBI shall continue pay him his full salary and benefits until he shall become eligible for disability income under our disability plan. While receiving disability income payments, CBI shall pay Dr. Freer the difference between such payments and his salary (without bonus), and he shall continue to participate in our company’s benefit plans until December 31, 2009.

The agreement contains a non-competition provision, which prohibits Dr. Freer from competing with CBI or soliciting its employees under certain circumstances. A court may, however, determine that this non-competition provision is unenforceable or only partially enforceable.

ROBERT B. HARRIS, PH.D.

As of January 1, 2007, CBI entered into an employment agreement with Dr. Harris pursuant to which Dr. Harris will serve CBI as President. This agreement expires on December 31, 2011. The employment agreement provides Dr. Harris with:

•	a base salary of at least $225,000, with any amount above such minimum level to be determined by the Board of Directors;

•

an annual bonus to be based upon financial performance criteria determined by the Board of Directors. Assuming full satisfaction of such financial performance criteria, the maximum cash bonus payable shall not be less than $25,000 per year; and

•

a number of annual incentive stock option and restricted stock grants to be based upon financial performance criteria determined by the Board of Directors. Assuming full satisfaction of such financial performance criteria, Dr. Harris is eligible to receive incentive stock options to purchase an aggregate of 5,000 Shares of common stock and 5,000 Shares of restricted common stock on a yearly basis. Such options and restricted Shares shall vest in three equal yearly installments beginning on the date that is one year following the date of grant; and

•	participation in any and all employee benefit plans.

Under the employment agreement, upon Dr. Harris’ death, CBI shall pay Dr. Harris’ beneficiary an amount equal to (a) one month’s salary, and (b) a cash, option and restricted stock bonus with respect to that portion of our fiscal year completed prior to Dr. Harris’ death.

CBI may terminate Dr. Harris’ employment at any time for “Cause,” as such term is defined in the employment agreement, without incurring any continuing obligations to Dr. Harris.

If CBI terminates Dr. Harris’ employment for any reason other than for “Cause” or if Dr. Harris terminates his employment for “Good Reason,” as such term is defined in the employment agreement, Dr. Harris is entitled to (a) receive salary and benefits for a period of twelve months following the date of termination and (b) medical, dental and life insurance benefits until December 31, 2011.

To the extent that CBI has not offered to renew this agreement or enter into another employment arrangement with substantially similar or better terms for Dr. Harris on or before the date that is one year prior to the expiration date of this agreement, Dr. Harris may declare CBI in default, and terminate this agreement for “Good Reason.” As such, Dr. Harris would be entitled to the benefits noted above for such a termination.

To the extent a “Change-of-Control,” as such term is defined in the employment agreement, occurs during the term of the agreement, Dr. Harris, at his sole option, may deem such event to be a termination of employment without Cause. As a result, Dr. Harris would be entitled to receive the benefits noted above. In addition, all unvested options and Shares of restricted stock held by Dr. Harris will immediately vest.

To the extent Dr. Harris becomes “Disabled,” as such term is defined in the employment agreement, during the term of the agreement, CBI shall continue pay him his full salary and benefits until he shall become eligible for disability income under our disability plan. While receiving disability income payments, CBI shall pay Dr. Harris the difference between such payments and his salary (without bonus), and he shall continue to participate in our company’s benefit plans until December 31, 2011.

The agreement contains a non-competition provision, which prohibits Dr. Harris from competing with CBI or soliciting its employees under certain circumstances. A court may, however, determine that this non-competition provision is unenforceable or only partially enforceable.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This table below contains certain information about the beneficial owners known to CBI as of March 17, 2008 of more than 5% of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
PharmAust Chemistry Ltd (1) 11 Duerdin Street Clayton, Victoria 3168 Australia	2,150,000	38.9%

(1)	As of February 9, 2007, CBI acquired the outstanding capital stock of Mimotopes Pty Ltd, an Australian limited company (“Mimotopes”), from PharmAust Chemistry Ltd, an Australian limited company and the parent company of Mimotopes (“PharmAust Chemistry”). CBI issued 2,150,000 unregistered shares of its common stock to PharmAust Chemistry as consideration for such acquisition. The shares of common stock issued by CBI to PharmAust Chemistry represent approximately 38.9% of CBI’s outstanding common stock on a post-transaction basis. In connection with this acquisition, PharmAust Chemistry entered into a Voting and Lock-Up Agreement with CBI and PharmAust Limited, PharmAust Chemistry’s parent company (“PharmAust”). Pursuant to the Voting and Lock-Up Agreement, PharmAust Chemistry and PharmAust agreed, for so long as either holds shares of CBI’s common stock, to vote such shares in favor of all director nominees who are nominated by CBI’s Nominating Committee. In addition, PharmAust and PharmAust Chemistry agreed that each will not offer, sell, contract to sell, or otherwise dispose of any shares of CBI’s common stock for a period of one year following the closing of the acquisition.

This table demonstrates the alignment of the interests of CBI’s directors and executive officers with the interests of CBI’s shareholders by showing how much of CBI’s outstanding common stock is beneficially owned by CBI’s directors, each of the Named Executive Officers and all directors and Named Executive Officers as a group as of March 17, 2008. Except as otherwise noted, the beneficial owners listed have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)(1)
Paul D’Sylva, Ph.D.(2)	40,000	*
Richard J. Freer, Ph.D.(3)	227,334	4.0
Robert B. Harris, Ph.D.(4)	101,363	1.82
Samuel P. Sears, Jr.(5)	101,476	1.82
Donald A. McAfee, Ph.D.(6)	38,267	*
James D. Causey(7)	25,000	*
Gerald P. Krueger(8)	26,000	*
Daniel O. Hayden(9)	13,000	*
All directors and executive officers as a group (8 persons)(10)	572,440	9.89

*	Less than 1%.
(1)

Applicable percentages are based on 5,520,545 shares outstanding on March 17, 2008. Also includes shares of common stock subject to options and warrants that may be exercised within 60 days of March 17, 2008. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information supplied by officers, directors, and principal shareholders and Schedule 13Gs filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, CBI believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Dr. D’Sylva’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of Shares deemed to be beneficially held by Dr. D’Sylva includes currently exercisable options to purchase an aggregate of 40,000 shares of common stock.
(3)	Dr. Freer’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Dr. Freer includes currently exercisable options to purchase an aggregate of 51,454 shares of common stock.
(4)	Dr. Harris’ address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Dr. Harris includes currently exercisable options to purchase an aggregate of 46,299 shares of common stock.
(5)	Mr. Sears’ address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Mr. Sears includes currently exercisable options to purchase an aggregate of 35,029 shares of common stock.
(6)	Mr. McAfee’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Mr. McAfee includes currently exercisable options to purchase an aggregate of 35.029 shares of common stock.
(7)	Mr. Causey’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Mr. Causey includes currently exercisable options to purchase an aggregate of 24,000 shares of common stock.
(8)	Mr. Krueger’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Mr. Krueger includes currently exercisable options to purchase an aggregate of 21,000 shares of common stock.
(9)	Mr. Hayden’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Mr. Hayden represent currently exercisable options to purchase an aggregate of 13,000 shares of common stock.
(10)	Includes currently exercisable options and warrants to purchase an aggregate of 265,811 shares of common stock within 60 days of March 17, 2008.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

CBI believes that it meets the independence standards adopted by the Securities and Exchange Commission and the Nasdaq Capital Market.

Related Transactions

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

BDO Seidman, LLP, was appointed by CBI to serve as CBI’s independent registered public accounting firm for fiscal 2007. Audit services provided by BDO Seidman, LLP for fiscal 2007 included the examination of the consolidated financial statements of CBI; audit of CBI’s internal control over financial reporting and services related to periodic filings made with the SEC. In addition, BDO Seidman, LLP provided certain services relating to CBI’s quarterly reports.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2007, CBI paid BDO Seidman, LLP’s fees in the aggregate amount of $225,000, for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our Forms 10-QSB.

Audit Related Fees

During fiscal 2007, CBI paid BDO Seidman, LLP $34,000, for audit-related services.

Tax Fees

During fiscal 2007, CBI paid BDO Seidman, LLP $8000, for tax services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Biotechnologies, Inc.

By	/s/ Paul D’Sylva, Ph.D.
Paul D’Sylva, Ph.D.
Chief Executive Officer

Date:	April 30, 2008

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard J. Freer, Ph.D	Chairman, COO and Director	April 30, 2008
Richard J. Freer, Ph.D.

/s/ Paul D’Sylva, Ph.D	Chief Executive Officer and Director	April 30, 2008
Paul D’Sylva, Ph.D.

/s/ Robert B. Harris, Ph.D.	President and Director	April 30, 2008
Robert B. Harris, Ph.D.	(Principal Executive Officer)

/s/ Thomas R. Reynolds	Executive Vice President, Secretary	April 30, 2008
Thomas R. Reynolds

/s/ James H. Brennan	Vice President Financial Operations	April 30, 2008
James H. Brennan	(Principal Financial and Accounting Officer)

/s/ James. P. Causey	Director	April 30, 2008
James P. Causey

/s/ Samuel P. Sears, Jr.	Director	April 30, 2008
Samuel P. Sears, Jr.

/s/ Donald McAfee, Ph.D.	Director	April 30, 2008
Donald McAfee, Ph.D.

/s/ Daniel O. Hayden	Director	April 30, 2008
Daniel O. Hayden

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-KSB or incorporated herein by reference:

1.	Employment Agreement between the Company and Paul D’Sylva (1)

2.	Employment Agreement between the Company and Robert Harris, Ph.D. (2)

3.	Employment Agreement between the Company and Thomas R. Reynolds (3)

4.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (4)

5.	First Amended and Restated Employment Agreement between the Company and James H. Brennan (5)

7.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

8.	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (5)

9.	Officer’s Severance Agreement for James H. Brennan (6)

10.	1997 Stock Incentive Plan, as amended (7)

11.	2000 Stock Incentive Plan (8)

12.	2002 Stock Incentive Plan, as amended (9)

13.	2007 Stock Incentive Plan (10)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB dated March 31, 2003, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(10)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467

EXHIBIT INDEX

Exhibit Number	Description Of Exhibits
3(i).1	Articles of Incorporation of Commonwealth Biotechnologies, Inc. (1)

3(i).2	Articles of Amendment of Articles of Incorporation of Commonwealth Biotechnologies, Inc. (2)

3(ii).1	Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (3)

3(ii).2	Amendment to Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (4)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class A Warrant (5)

4.3	Form of Class B Warrant (5)

4.4	Form of Secured Convertible Promissory Note (5)

10.1	Subscription Agreement (5)

10.2	Security Agreement (5)

10.3	Stock Purchase Agreement by and among Commonwealth Biotechnologies, Inc., Pharmaust Limited and Pharmaust Chemistry Ltd. dated November 24, 2006 (6)

10.4	Voting and Lock-Up Agreement dated as of February 9, 2007 (7)

10.5	Registration Rights Agreement, dated as of February 9, 2007 (7)

10.6	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (8)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (8)

10.8	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (9)

10.9	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (10)

10.10	Employment Agreement for Robert B. Harris (11)

10.11	Employment Agreement between the Company and Thomas R. Reynolds (19)

10.12	First Amended and Restated Employment Agreement for James H. Brennan (12)

10.13	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (12)

10.14	Officer’s Severance Agreement for James H. Brennan (13)

13.1	Annual Report to shareholders for the fiscal year December 31, 2007 incorporated into form 10-KSB (19)

21.1	Subsidiaries of Commonwealth Biotechnologies, Inc. (14)

23.1	Consent of BDO Seidman, LLP (19)

31.1	Certification of Paul D’Sylva, Ph.D. (20)

31.2	Certification of James H. Brennan (20)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D. (20)

32.2	Section 906 Certification of James H. Brennan (20)

99.1	1997 Stock Incentive Plan, as amended (15)

99.2	2000 Stock Incentive Plan (16)

99.3	2002 Stock Incentive Plan, as amended (17)

99.4	2007 Stock Incentive Plan (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 31, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 28, 2008, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2007, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-148942.
(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(18)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467.
(19)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008, File No. 001-13467.
(20)	Filed herewith.