Form 10QSB
period 2008-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2008-05-20
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 15, 2008 5,524,362 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc. and Subsidiary

Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$978,315	$2,533,910
Accounts receivable	2,490,463	2,894,513
Inventory	2,211,789	2,164,464
Prepaid expenses	603,012	647,398

Total current assets	6,283,579	8,240,285

Property and Equipment, net	7,405,213	7,516,715

Other Assets
Restricted cash	646,385	735,143
Deferred financing fees	269,518	297,678
Goodwill	3,335,657	3,243,731
Deposits	4,500	4,500

Total other assets	4,256,060	4,281,052

	$17,944,852	$20,038,052

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$1,701,593	$2,137,053
Current maturities of long term debt	2,150,624	2,656,571
Other current liabilities	447,261	1,192,160
Accrued payroll liabilities	334,589	337,314
Deferred revenue and customer deposits	394,513	519,622
Interest payable	62,431	18,858

Total current liabilities	5,091,011	6,861,578
Long term debt, less current maturities	3,779,583	3,243,525

Total liabilities	$8,870,594	$10,105,103

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized—none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; March 31, 2008–5,524,362; December 31, 2007 – 5,520,545 shares issued and outstanding	—	—
Additional paid-in capital	22,631,529	22,595,023
Restricted Stock	(175,583)	(200,667)
Other comprehensive income/(loss)	873,981	682,282
Accumulated deficit	(14,255,669)	(13,143,689)

Total stockholders’ equity	9,074,258	9,932,949

	$17,944,852	$20,038,052

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc. and Subsidiary

Statements of Operations

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Revenue
Commercial contracts	$2,353,139	$932,808
Government contracts	185,132	468,499
Genetic identity	459,075	359,253
Clinical services	278,020	186,834
Other revenue	50,612	49,495

Total revenue	3,325,978	1,996,889

Cost of Services
Direct labor	750,917	520,500
Direct materials	610,959	386,955
Overhead	1,177,384	688,373

Total cost of services	2,539,260	1,595,828

Selling, General & Administrative	1,461,836	730,314

Operating loss	(675,118)	(329,253)

Other income (expense)
Foreign currency gain/(loss)	9,946	(20,580)
Interest expense	(470,232)	(71,921)
Interest income	23,425	22,155

Total other income (expense)	(436,861)	(70,346)

Net loss	$(1,111,979)	$(399,599)

Basic and diluted loss per common share	$(0.20)	$(0.08)

See Notes to Financial Statements.

Commonwealth Biotechnologies, Inc. and Subsidiary

Statements of Cash Flows

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(1,111,979)	$(399,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	405,006	277,271
Unrealized loss on interest rate swap	73,050	—
Stock based compensation	61,589	68,828
Changes in:
Accounts receivable	422,575	102,934
Prepaid expenses and inventory	(267)	(42,034)
Accounts payable and other current liabilities	(1,254,419)	205,154
Deposits	—	(4,500)
Deferred revenue	(125,587)	2,314

Net cash provided by (used in) operating activities	(1,530,032)	210,368

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(3,193)	(204,431)
Cash paid for Mimotopes acquisition, net amounts received	—	(24,433)

Net cash used in investing activities	(3,193)	(228,864)

Cash Flows from Financing Activities
Decrease in restricted cash	93,272	—
Cash paid for financing fees	(23,153)	—
Issuance of common stock	—	14,000
Principal payments on demand note payable and long term debt	(136,442)	(29,881)

Net cash used in financing activities	(66,323)	(15,881)

Effects of exchange rates	43,953	7,066

Net decrease in cash and cash equivalents	(1,555,595)	(27,311)
Cash and cash equivalents, beginning of period	2,533,910	1,904,370

Cash and cash equivalents, end of period	$978,315	$1,877,059

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$68,550	$71,921
Non-cash investing and financing activities; purchase of equipment through a capitalized lease	$19,550	$26,535
Fair value of stock issued in Mimotopes acquisition	—	$4,622,500

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Nature of Business

Commonwealth Biotechnologies, Inc., (the “Company” or “CBI”), was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. The Company matured, it re-focused its core business activities and now provides integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through its Fairfax Identity Labs (FIL) division, for paternity testing, forensic case-work analysis and Convicted Offender Data Base Index System CODIS work. During 2007, the Company acquired Mimotopes Pty, Ltd. which has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides. Exelgen, formally known as Tripos Discovery Research Ltd was acquired June 2007 and is a leading drug discovery services business that provides pharmaceutical and biotechnology companies with novel approaches to drug discovery.

Consolidation Policy

The consolidated financial statements include the accounts of Commonwealth Biotechnologies, Inc. and its wholly owned subsidiaries’ Mimotopes Pty, Ltd, Australia and Exelgen, England. All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue upon the completion of laboratory service projects, or upon the delivery of biologically relevant materials that have been synthesized in accordance with project terms. Laboratory service projects are generally administered under fee-for-service contracts or purchase orders. Any revenues from research and development arrangements, including corporate contracts and research grants, are recognized pursuant to the terms of the related agreements as work is performed, or as scientific milestones, if any, are achieved. Product sales are recognized when shipped. Amounts received in advance of the performance of services or acceptance of a milestone, are recorded as deferred revenue and recognized when completed.

Foreign Currency Translation

The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated using rates of exchange as of the balance sheet date, and related revenues and expenses are translated at average rates of exchange in effect during the period. Cumulative translation adjustments have been recorded as a separate component within other comprehensive income (loss) of stockholders’ equity. Realized gains and losses from foreign currency translations are included in other income (expense).

NOTES TO FINANCIAL STATEMENTS (continued)

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through March 31, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company maintains cash balances in excess of FDIC insured amounts. The excess over the FDIC amount was approximately $850,000 and $2,450,000 at March 31, 2008 and December 31, 2007, respectively.

Accounts Receivable

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory

Inventories consists of raw materials, work-in-process and finished goods and are stated at the lower of FIFO cost (first-in, first-out method) or market. The Company reviews its recorded inventory periodically and estimates an allowance for obsolete, excess, or slow moving items as necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed principally by the straight-line method over their estimated useful lives providing depreciation and amortization for financial reporting purposes. The cost of repairs and maintenance is expensed as incurred. The estimated useful lives of the assets are as follows:

Years
Buildings	39.5
Laboratory and computer equipment	3 – 10
Furniture and fixtures and office equipment	7

Assets under capital lease obligations are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset, at inception of the lease.

NOTES TO FINANCIAL STATEMENTS (continued)

Deferred Financing Fees

Loan costs are being amortized on a straight-line basis, which approximates the interest method, over the expected term of the related obligations.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is evaluated at least annually for impairment by comparing its fair value with its recorded amount and is written down when appropriate. Projected net operating cash flows are compared to the carrying amount of the goodwill recorded and if the estimated net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value. Goodwill as of March 31, 2008 and December 31, 2007 is a result of the acquisition by the Company of Mimotopes during 2007 and Fairfax Identity Labs during 2004.

Income Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 5,521,594 and 4,671,878 for the periods ended March 31, 2008 and 2007, respectively.

Employee Stock Plans

The Company adopted a Stock Incentive Plan on June 24, 1997. The Plan provides for granting to employees, officers, directors, consultants and certain other non-employees of the Company options to purchase shares of common stock. A maximum of 410,000 shares of common stock may be issued pursuant to the Plan. Of the maximum number of shares to be issued under the Plan, 270,000 have been reserved for incentive awards to be granted to the founders of the Company, and 140,000 are reserved for incentive awards to be granted to others.

A 2000 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders. The Plan makes up to 300,000 shares of common stock available for grants of restricted stock awards and stock options in the form of incentive stock options and non-qualified options to employees, directors and consultants of the Company.

NOTES TO FINANCIAL STATEMENTS (continued)

A 2002 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders. The Plan makes up to 600,000 shares of common stock available for grants of restricted stock awards and stock options in the form of incentive stock options and non-qualified options to employees, directors and consultants of the Company.

A 2007 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders. The Plan makes up to 1,000,000 shares of common stock available for grants of restricted stock awards and stock options in the form of incentive stock options and non-qualified options to employees, directors and consultants of the Company.

Incentive awards may be in the form of stock options, restricted stock, incentive stock or tax offset rights. In the case of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), the exercise price will not be less than 100% of the fair market value of shares covered at the time of the grant, or 110% for incentive stock options granted to persons who own more than 10% of the Company’s voting stock. Options granted under the Plans generally vest over a five-year period from the date of grant and are exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company’s outstanding common stock.

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying amount of debt approximates fair value because the short term maturities or the interest rates under the credit agreements are predominantly variable, based on current market conditions.

Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage variable interest rate exposure on the majority of its long-term debt. The Company’s objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company does not issue derivative instruments for trading purposes. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in “other comprehensive income or loss” on the consolidated balance sheets and subsequently reclassified to interest expense when the hedged exposure affects income (i.e. as interest expense accrues on the related outstanding debt). Differences between the amounts paid and amounts received under the swap agreements are recognized in interest expense.

Changes in the ineffective portion of the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of March 31, 2008 is equal to the outstanding principal balance of the corresponding debt instrument.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that

NOTES TO FINANCIAL STATEMENTS (continued)

fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Adoption for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquire, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the non controlling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Management has adopted SFAS No. 159, the effect of implementation is not material to the Company’s results of operations or financial position as no such elections have been made.

NOTES TO FINANCIAL STATEMENTS (continued)

In March, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

NOTE 2. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2008 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2007, based on the fair value on the grant date.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at December 31, 2007	785,877	$5.52	3.46	$55
Granted	60,000	2.48
Expired	0	0.00
Exercised	0	0.00

Options and warrants outstanding at March 31, 2008	845,877	$5.31	3.36	$14

Options and warrants exercisable at March 31, 2008	800,877	$5.47	3.36	$14

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and March 2007 was $17,585 and $19,754

NOTES TO FINANCIAL STATEMENTS (continued)

respectfully and is included in selling, general and administrative. As of March 31, 2008, total unamortized stock-based compensation cost related to non-vested stock options was $52,755, net of expected forfeitures, which is expected to be recognized over the fiscal year.

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2007 was $45 thousand. During the three months ended March 31, 2008, the Company did not receive cash from the exercise of stock options.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$1.13	$1.30

Assumptions:

Expected volatility	32.13%	14.00%

Expected annual dividend yield	0.00%	0.00%

Risk free rate of return	3.91%	4.63%

Expected option term (years)	10.0	10.0

The following table summarizes information about Restricted Stock Unit (RSU) activity for the three months ended March 31, 2008:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	44,459	$4.52

Granted	—	—

Vested	5,552	4.52

Forfeited	—	—

Non-vested at March 31, 2008	38,907	$4.52

NOTES TO FINANCIAL STATEMENTS (continued)

At March 31, 2008, there was approximately $175,600 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense related to RSUs for the three months ended March 31, 2008 and 2007 was approximately $25,000 for both periods, and is included in selling, general and administrative expenses.

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

	Three months Ended	Three months Ended
	March 31, 2008	March 31, 2007
BASIC EARNINGS (LOSS) PER SHARE:
Net (loss)	$(1,111,979)	$(399,599)

Weighted average shares outstanding	5,521,594	4,671,878

Basic loss per share	$(0.20)	$(0.08)

DILUTED EARNINGS (LOSS) PER SHARE:
Net loss	$(1,111,979)	$(399,599)

Weighted average shares outstanding	5,521,594	4,671,878

Diluted earnings per share	$(0.20)	$(0.08)

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended
	March 31, 2008	March 31, 2007
Basic Shares	5,521,594	4,671,878
Dilutive effect of stock options	-	-

Dilutive Shares	5,521,594	4,671,878

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	$(1,111,979)	$(399,599)
Other Comprehensive loss:
Change fair value of interest rate in swap rate	—	(12,207)
Foreign currency translation adjustments	191,699	229,259

Total comprehensive loss	$(920,280)	$(182,547)

NOTE 5. INCOME TAXES

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

NOTE 6. CONVERTIBLE DEBT

On December 31, 2007 the Company issued $1,950,000 of convertible debt in a subscription agreement between the Company and LH Financial. The debt carries an interest rate of 10% annually and matures in June 2009. Quarterly interest payments may be made in the form of either cash or common stock. The debt may be converted into shares of common stock at a conversion price of $2.00 per share. In conjunction with the debt, the Company also issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share which expire in May 2013. The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A options include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,000 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $.36 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of approximately

NOTES TO FINANCIAL STATEMENTS (continued)

$1,950,000 was recorded against the convertible debt and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt using the level yield method, which resulted in amortization of approximately $165,000 for the three months ended March 31, 2008. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by June 2009 as required under the agreement.

NOTE 7. FAIR VALUE INSTRUMENTS

On January 1, 2008, the Company adopted the provisions of SFAS No. 157. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1- Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are equity securities listed in active markets.

Level 2- Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instruments anticipated life. Fair value assets and liabilities that are generally included in this category are certain agency securities and certain derivatives.

Level 3- Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the inputs to the model. Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt securities, certain delinquent property tax receivables and the obligation under payment agreement liability.

	Liability Fair Market Value as of March 31, Using
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Agreement	—	$171,547	—

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8. JOINT VENTURE

On March 28, 2008 the Company entered into a strategic relationship with Venturepharm Laboratories Limited, a Cayman Islands limited company (VPL) with its principal offices in Beijing, Peoples Republic of China. This relationship is multi-faceted and was entered into following a private transaction between VPL and PharmAust Limited (PAA), an Australian company, whereupon VPL acquired all of the 2.15 million shares of CBI held by PAA. Coincident with the transaction, CBI entered into a) an Ancillary Agreement with VPL to provide a $1 million put option from CBI to VPL and a $3 million call option from VPL to CBI both at a 10% discount to market with a three year expiration date, b) a Voting Lock Up Agreement to require VPL to vote in favor of all matters brought before the shareholders for a period of six months and to escrow its acquired shares for a eighteen months, c) a Registration Rights Agreement to be effective after twenty-four months, and d) a Joint Venture (JV) agreement to establish an unincorporated JV which provides CBI access on a preferred basis to the extensive, low cost capabilities of VPL in China. The JV will be jointly funded and managed. On May 8, 2008 VPL and CBI entered into a conditional subscription agreement and waiver to the Ancillary Agreement. VPL has agreed to waive the prohibition under the Ancillary Agreement that CBI may not exercise the Put Option until the sixty day period following the completion of the Acquisition and CBI agreed to exercise the Put Option. Once finalized, CBI will sell to VPL 463,426 shares of CBI’s common stock at a consideration of $1,000,000, which will be satisfied as to one half by payment in cash by VPL and as to the other half by Issuing 2,229,664 shares of VPL stock to CBI.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

The CBI Group provides sophisticated research and development support services to the global biotechnology and pharmaceutical markets. Since 2004, CBI has pursued a strategy of acquiring or merging with complementary companies that extend its technological capabilities and that have strong growth potential. This strategy has significant cost and strategic benefits through economies of scale, access to new markets and the potential to win a broader range of business from existing customers. CBI now operates 4 complimentary business units: (1) CBI Services, a discovery phase contract research organization, (2) FIL, a DNA reference business, (3) Mimotopes, a peptide and discovery chemistry business, and (4) Exelgen, a medicinal and synthetic discovery chemistry business.

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

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Revenues

The Company experienced fluctuations in all revenue categories. Since Mimotopes was purchased in February 2007, comparisons will only include two months. With the acquisition of Exelgen in June 2007, there is no comparison between for the first quarter of 2008 versus 2007. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Gross revenues increased by $1,329,089 or 66.6% from $1,996,889 during the first quarter of 2007 (the “2007 Quarter”) to $3,325,978 during first quarter of 2008 (the “2008 Quarter”). Total revenues associated with the acquired company (Exelgen) represented $917,285 of this increase.

Commercial contracts increased by $1,420,331 or 152.3% from $932,808 during the 2007 Quarter to $2,353,139 during the 2008 Quarter. This increase is primarily due to the acquisition of Exelgen of which revenues amounted to $873,226 during the 2008 Quarter. Mimotopes comparison reflects three months of activity during the 2008 Quarter as compared to two months during the 2007 Quarter. Mimotopes commercial contracts increased by $410,165 or 77.8% from $526,747 during the 2007 Quarter to $936,912 during the 2008 Quarter. In addition Commonwealth Services during the 2008 Quarter recorded an increase of $95,237 as compared to the 2007 Quarter.

Revenues realized from various government contracts decreased by $283,367 or 60.5%, from $468,499 during 2007 to $185,132 during the 2008 quarter. This decrease was primarily due to budget revisions of existing proposals which have pushed back the start dates of new contract work and to re-allocation of existing budget funds away from bio-defense into other areas. As of April 2008, all government contracts on hold have now been released.

Genetic identity increased by $99,822 or 27.7%, from $359,253 during 2007 to $459,075 during the 2008 Quarter. This increase is a result in additional work from five new contracts. In addition, the Company has made an effort in securing additional work in the area of private forensics.

Clinical services increased by $91,186 or 48.8%, from $186,384 during the 2007 Quarter to $278,020 during the 2008 Quarter. This increase is a direct result of the continuation of a phase I clinical trial analysis.

Cost of Services

Cost of services consists primarily of materials, labor and overhead. The cost of services increased by $943,432 or 59.1%, from $1,595,828 during the 2007 Quarter to $2,539,260 during the 2008 Quarter. The cost of services as a percentage of revenue was 76.3% and 79.9% during the 2008 and 2007 Quarters, respectively.

Direct labor increased by $230,417 or 57.9%, from $520,500 during the 2007 Quarter to $750,917 during the 2008 Quarter. This increase is primarily due to the acquisition of Exelgen, where direct labor during the 2008 Quarter amounted to $226,599. Additional direct labor was a result of more labor intensive projects during the quarter. The cost of direct labor as a percentage of revenue was 22.6% and 26.1% during the 2008 Quarter and 2007 Quarter, respectively.

Total costs for direct materials increased by $224,004, or 57.9%, from $386,955 during the 2007 Quarter, to $610,959 during the 2008 Quarter. CBI Services and Fairfax Identity Labs direct materials amounted to $206,355 during the 2008 Quarter as compared to $373,731 during the 2007 Quarter. This decrease in CBI Services and Fairfax Identity Labs is primarily due to lower contract revenue in 2007 in some of the government projects. During the 2008 Quarter direct materials for Mimotopes amounted to $309,186 as compared to two months during the 2007 Quarter of $146,769. Materials for Exelgen were $93,418 in the 2008 Quarter.

Overhead cost consists of indirect labor, depreciation, freight charges, repairs and miscellaneous supplies not directly related to a particular project. Total overhead costs increased by $489,011 or 71.0%, from $688,373 during the 2007 Quarter to $1,177,384 during the 2008 Quarter. This increase is primarily due to the costs associated with the acquisition of Exelgen in which additional overhead costs for the 2008 Quarter were $462,610.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. These costs increased by $731,522, or 100.1%, from $730,314 during the 2007 Quarter to $1,461,836 during the 2008 Quarter. As a percentage of revenue, these costs were 43.9% and 36.6% during 2008 Quarter and 2007 Quarter.

Total compensation costs increased by $369,121 or 197.4% from $186,909 during the 2007 Quarter to $556,030 during the 2008 Quarter. Total benefits increased by $36,608 or 130.7% from $30,297 during the 2007 Quarter to $69,905 during the 2008 Quarter. These increases are primarily attributable to the acquisition of Mimotopes and Exelgen and the adding on of their administrative support staff. Facility expenses increased by $24,229 or 82.0% from $19,876 during the 2007 Quarter to $44,105 during the 2008 Quarter. Additional costs in utilities and telephones services contributed to this increase. Professional fees increased by $259,689 or 411.5% from $63,103 during the 2007 Quarter to $322,793 during the 2008 Quarter. This increase is a result of the technology costs associated with Mimotopes in maintaining the Company’s computer operations. Additional costs include legal and accounting associated with the VPL Joint Venture, LH Transaction and the required SEC filings (see footnotes 6 and 7 in the financial statements).

Total sales and marketing costs increased by $47,436 or 22.4% from $211,951 during the 2007 Quarter to $259,387 during the 2008 Quarter. This increase is a direct result from the adding of the Mimotopes sales force.

Other Income (Expense)

Interest income and foreign currency gain/(loss) increased by $31,796 or 2,118.8% from $1,575 during the 2007 Quarter to $33,731 during the 2008 Quarter. This increase was primarily due to gains in the foreign currency.

Interest expense increased by $398,311 or 573.9% from $71,921 during the 2007 Quarter to $470,232 during the 2008 Quarter. The increase is primarily related to interest and amortization from the convertible debt and related discount and deferred fees which totaled approximately $260,000 for the 2008 Quarter. The remainder of the increase in interest for the 2008 Quarter primarily relates to the corporate mortgage and related fixed interest rate swap agreement.

Liquidity and Capital Resources

Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For Quarters ended March 31, 2008 and 2007, operating losses were $1,111,979 and $399,599, respectively. The Company generated negative cash flows from operations in 2008 Quarter of $1,530,032 as compared to positive cash flows in 2007 Quarter of $210,368. Net working capital as of March 2008 and December 31, 2007 was $1,192,568 and $1,378,707, respectively.

If operational results do not improve in 2008, the Company has the opportunity of obtaining additional funding from Venturepharm Laboratories Limited. The Company has the option to obtain a $1 million put from CBI to VPL. In addition, the Company has a $3 million call option from VPL to CBI. The Company is in the process of obtaining from VPL a waiver in order to eliminate a sixty day requirement (see footnote 7 in the financial statements).

Accounts receivables at March 31, 2008 were approximately $2,490,500 as compared to $2,895,000 at December 2007. The Company anticipates collection of these funds during the second and third quarters in 2008. The decrease in receivables was primarily a result of collection efforts made by the Company during the March 2008 Quarter.

Overall

The 2008 Quarter reflected cash used by operating activities of $1,530,032, as compared to cash provided by operations of $210,368 during the 2007 Quarter. The net decrease was primarily the result of the operating loss sustained during the period as well as decreases in accounts payable of $1,254,419. The 2008 Quarter reflected cash used in investing activities of $3,193 as compared to cash used in investing activities of $228,864 during the 2007 Quarter. This increase primarily was the result of the Company not purchasing any capital for the 2008 Quarter as compared to the 2007 Quarter. Net cash used in financing activities in 2008 Quarter amounted to $66,323 as compared to $15,881 used during 2007 Quarter. The net decrease was primarily the result of additional debt assumed with the acquisition of Exelgen during the 2008 Quarter.

Capital Leases

The Company leases equipment under non-cancelable capitalized leases. Total lease payments for the Quarter ended March 31, 2008 amounted to approximately $358,000. Future minimum lease payments in 2008 are approximately $1,594,000. All leases are collateralized by equipment and mature within the next eighteen months. These costs will be offset by additional funding through the joint venture (see footnote 7).

Additional Capital Resources

In the event the Company does not opt for additional funding, management will continue to take necessary steps to improve the cash flow and liquidity of the Company. In December 2007, the Company reduced personnel levels, curtailed research and development costs, reduced marketing expenditures, deferred directors’ fees and a portion of employees’ salaries. The company has also reduced or delayed expenditures on items that are not critical to operations.

The Company’s business has undergone substantial change over the last twelve months in relation to size, scale and scope of activities. During this time, the Company has developed significant capacity in peptide chemistry and medicinal chemistry through the acquisitions of Mimotopes and Exelgen. These strategic transactions compliment the core capabilities in genomics and proteomics at CBI Services and FIL. The Company is currently reviewing the consolidation of the activities of each operation. As such, the Company in December 2007 implemented a Profit Recovery Plan, which identifies clear and immediate objectives related to the following:

1.	Strengthening of cash position to protect solvency through cost reduction efforts

2.	Maximizing revenue contracts in pharmaceutical and governmental sectors

3.	Monitoring monthly operations against budget projections

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy,

•	the development and implementation of the Company’s long-term business goals,

•	federal, state, and local regulatory environment,

•	lack of demand for the Company’s services,

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house,”

•	potential cost containment by the Company’s customers resulting in fewer research and development projects,

•	the Company’s ability to receive accreditation to provide various services, including, but not limited to paternity testing, and

•	the Company’s ability to hire and retain highly skilled employees,

•	the Company’s ability to raise additional equity financing,

•	the Company’s inability to pay lease commitments.

Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Vice President, Finance (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2008 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended March 31, 2008, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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