Form 10QSB
period 2008-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2008-08-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(804) 648-3820

(Issuer’s telephone number)

Check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 14, 2008 5,574,362 shares of common stock, no par value, of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$655,202	$2,533,910
Accounts receivable	1,790,000	2,894,513
Inventory	2,647,243	2,164,464
Other current assets	530,720	647,398

Total current assets	5,623,165	8,240,285

Property and Equipment, net	7,332,093	7,516,715

Other Assets
Restricted cash	552,623	735,143
Deferred financing fees	185,696	297,678
Goodwill	3,486,167	3,243,731
Deposits	4,500	4,500

Total other assets	4,228,986	4,281,052

	$17,184,244	$20,038,052

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and other current liabilities	$1,575,924	$2,137,053
Current maturities of long term debt	1,872,282	2,656,571
Other current liabilities	922,976	1,192,160
Accrued payroll liabilities	422,803	337,314
Deferred revenue and customer deposits	270,013	519,622
Interest payable	108,580	18,858

Total current liabilities	5,172,578	6,861,578
Long term debt less current maturities	3,375,216	3,243,525

Total Liabilities	$8,547,794	$10,105,103

Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized-none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized	—	—
June 30, 2008–5,574,362; December 31, 2007 – 5,520,545 shares issued and outstanding Additional paid-in capital	22,748,515	22,595,023
Restricted stock	(150,500)	(200,667)
Other comprehensive income	1,104,463	682,282
Accumulated deficit	(15,066,028)	(13,143,689)

Total stockholders’ equity	8,636,450	9,932,949

	$17,184,244	$20,038,052

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)		(Unaudited)
Revenue
Commercial contracts	$2,115,955	$2,010,864	$4,469,094	$2,944,523
Government contracts	505,443	304,778	690,575	782,920
Genetic identity	440,705	359,339	899,780	718,592
Clinical services	37,837	45,267	315,857	216,377
Other revenue	108,739	84,513	159,351	133,594

Total revenue	3,208,679	2,804,761	6,534,657	4,796,006

Cost of services
Direct Labor	727,798	885,745	1,478,715	1,397,441
Direct Materials	593,645	537,472	1,204,604	918,171
Overhead	1,109,503	1,006,297	2,286,887	1,687,801

Total costs of services	2,430,946	2,429,514	4,970,206	4,003,413
Gross Profit	777,733	375,247	1,564,,451	792,593

Selling, General & Administrative	1,142,794	1,142,011	2,604,630	1,890,868

Operating loss	(365,061)	(766,764)	(1,040,179)	(1,098,275)

Other income (expenses)
Interest expense	(449,436)	(115,304)	(919,667)	(187,225)
Exchange gains/(losses)	2,125	(34,836)	12,070	(55,261)
Interest income	2,013	21,873	25,438	44,127

Total other expense	(445,298)	(128,267)	(882,159)	(198,359)

Loss Before Extraordinary Gain	(810,359)	(895,031)	(1,922,338)	(1,296,634)

Extraordinary gain from acquisition of Exelgen	—	988,515	—	988,515

Net Income/(loss)	$(810,359)	$93,484	$(1,922,338)	$(308,119)

Basic, and diluted loss per common share before extraordinary gain	$(0.15)	$(0.16)	$(0.35)	$(0.27)

Basic and diluted income/(loss) per common share after extraordinary gain	$(0.15)	$0.02	$(0.35)	$(0.06)

See Notes to Financial Statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,922,338)	$(308,119)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	953,294	484,749
Unrealized loss on interest rate swap agreement	16,952	—
Extraordinary Gain on the purchase of Exelgen	—	(988,515)
Stock Based Compensation	103,669	49,990
Changes in:
Accounts receivable	1,146,764	(1,165,070)
Prepaid expenses and inventory	(323,697)	(460,856)
Accounts payable and other current liabilities	(653,491)	1,984,241
Deposits	—	(4,500)
Deferred revenue	(251,393)	(95,078)

Net cash used by operating activities	(930,240)	(503,158)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(6,142)	(333,043)
Purchase of Exelgen	—	3,490,300
Purchase of Mimotopes, net	—	(234,004)

Net cash provided by (used in) investing activities	(6,142)	2,923,253

Cash Flows from Financing Activities
Issuance of common stock	—	39,990
Principal payments on demand note payable and long term debt, net	(1,133,296)	(319,916)
Decrease in restricted cash	193,570	(677,834)

Net cash used in financing activities	(939,726)	(957,760)

Effects of exchange rates	(2,600)	487,765
Net increase (decrease) in cash and cash equivalents	(1,878,708)	1,950,100

Cash and cash equivalents, beginning of period	2,533,910	1,404,370

Cash and cash equivalents, end of period	$655,202	$3,354,470

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$203,482	$187,225

Non-cash investing and financing activities
Purchase of equipment through a capitalized lease	$29,986	$26,535
Reduction of convertible debt through issuance of common shares	$100,000	$—
Fair value of stock issued in Mimotopes acquisition	$—	$4,622,000

See Notes to Financial Statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Nature of Business

Commonwealth Biotechnologies, Inc., (the “Company” or “CBI”), was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. Today, the Company’s core business activities have expanded to provide integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through its Fairfax Identity Labs (FIL) division, paternity testing, forensic case-work analysis and CODIS (Convicted Offender Data Base Index System) work. During 2007, the Company acquired Mimotopes Pty, Ltd. Through the development of proprietary and patented technologies, Mimotopes is viewed as an industry leader in the synthesis of research grade peptides. Also in 2007, the Company acquired Exelgen, formally known as Tripos Discovery Research Ltd. Exelgen is a leading drug discovery services business that provides pharmaceutical and biotechnology companies with novel approaches to drug discovery. These acquisitions have helped to enhance the Company’s research and development outsourcing capabilities and presence in the global drug discovery market.

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

NOTES TO FINANCIAL STATEMENTS (continued)

Cumulative translation adjustments have been recorded as a separate component within other comprehensive income (loss) of stockholders’ equity. Realized gains and losses from foreign currency translations are included in other income (expense).

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of those assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been recorded through June 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company maintains cash balances in excess of FDIC insured amounts. The excess over the FDIC amount was approximately $500,000 and $2,450,000 at June 30, 2008 and December 31, 2007, respectively.

Accounts Receivable

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory

Inventories consists of raw materials, work-in-process and finished goods and are stated at the lower of FIFO cost (first-in, first-out method) or market. The Company reviews its recorded inventory periodically and estimates on allowance for obsolete, excess, or slow moving items as necessary.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed principally by the straight-line method over their estimated useful lives providing depreciation and amortization for financial reporting purposes. The cost of repairs and maintenance is expensed as incurred. The estimated useful lives of the assets are as follows:

Years
Buildings	39.5
Laboratory and computer equipment	3 - 10
Furniture and fixtures and office equipment	7

NOTES TO FINANCIAL STATEMENTS (continued)

Assets under capital lease obligations are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset, at inception of the lease.

Deferred Financing Fees

Loan costs are being amortized on a straight-line basis, which approximates the interest method, over the expected term of the related obligations.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is evaluated on an annual basis for impairment by comparing the fair value against book value. If impairment exists, the Company writes down these assets accordingly. Goodwill as of June 30, 2008, amounted to $3,486,167 resulting from the acquisition of FIL in 2004, Mimotopes in 2007, and subsequent effects of currency translation.

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

Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 5,532,593 and 4,867,056 for the six months ended June 30, 2008 and 2007, respectively.

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

Fair Value of Financial Instruments

The Company has determined, based on available market information and appropriate valuation methodologies, that the fair value of its financial instruments approximates carrying value. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying amount of debt approximates fair value because of the short term maturities or the interest rates under the credit agreements are predominantly variable, based on current market conditions.

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

Changes in the ineffective portion of the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of June 30, 2008 is equal to the outstanding principal balance of the corresponding debt instrument.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that

NOTES TO FINANCIAL STATEMENTS (continued)

fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Adoption for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the no controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the no controlling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

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

NOTES TO FINANCIAL STATEMENTS (continued)

In March, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

-Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

-Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

-Disclosure of information about credit-risk-related contingent features; and

-Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Reclassifications

Certain immaterial reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

NOTE 2. STOCK OPTIONS

Stock-Based Compensation Plans—Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2008 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2007, based on the fair value on the grant date.

NOTES TO FINANCIAL STATEMENTS (continued)

For the Three Months Ended June 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at March 31, 2008	845,877	$5.42	2.15	$14
Granted	12,000	2.32
Expired	0	0.00
Exercised	0	0.00

Options and warrants outstanding at June 30, 2008	857,877	$5.27	2.15	$1

Options and warrants exercisable at June 30, 2008	812,877	$5.42	2.15	$1

For the Six Months Ended June 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at December 31, 2007	785,877	$5.52	2.15	$55
Granted	72,000	2.45
Expired	0	0.00
Exercised	0	0.00

Options and warrants outstanding at June 30, 2008	857,877	$5.27	2.15	$1

Options and warrants exercisable at June 30, 2008	812,877	$5.42	2.15	$1

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the six months ended June 30, 2008 and June 30, 2007 was $35,171 and $49,990, respectfully, and is included in selling, general and administrative. As of June 30, 2008, total unamortized stock-based compensation cost related to non-vested stock options was $35,171, net of expected forfeitures, which is expected to be recognized over the fiscal year.

NOTES TO FINANCIAL STATEMENTS (continued)

The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2007 was $13 thousand. During the six months ended June 30, 2008, the Company did not receive cash from the exercise of stock options.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$1.55	$1.30
Assumptions:
Expected volatility	48.82%	28.03%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	3.95%	4.63%
Expected option term (years)	10.0	10.0

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Weighted average fair value per share of options granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$1.53	$1.30
Assumptions:
Expected volatility	66.69%	34.95%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	3.99%	4.63
Expected option term (years)	10.0	10.0

NOTES TO FINANCIAL STATEMENTS (continued)

The following table summarizes information about Restricted Stock Unit (RSU) activity for the six months ended June 30, 2008:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	44,459	$4.52
Granted	—	—
Vested	11,104	4.52
Forfeited	—	—
Non-vested at June 30, 2008	33,355	$4.52

At June 30, 2008, there was approximately $150,500 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense related to RSUs for the six months ended June 30, 2008 and 2007 was approximately $50,000 for both periods, and is included in selling, general and administrative expenses.

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

NOTES TO FINANCIAL STATEMENTS (continued)

	Three months Ended June 30, 2008	Three months Ended June 30, 2007
BASIC EARNINGS/(LOSS) PER SHARE:
Net loss before extraordinary gain	$(810,359)	$(895,031)
Extraordinary gain	—	988,515

Net income/(loss)	$(810,359)	$93,484

Weighted average shares outstanding	5,538,648	5,487,962
Basic loss before extraordinary gain	$(0.15)	$(0.16)
Basic earnings/(loss) per share	$(0.15)	$0.02

DILUTED EARNINGS/(LOSS) PER SHARE:
Net loss before extraordinary gain	$(810,359)	$(895,031)
Extraordinary gain	—	988,515

Net income/(loss)	$(810,359)	$93,484

Weighted average shares outstanding	5,538,648	5,487,962
Dilutive effect of stock options	—	34,584
Weighted average diluted shares outstanding	5,538,648	5,522,546
Basic loss before extraordinary gain	$(0.15)	$(0.16)
Diluted earnings/(loss) per share	$(0.15)	$0.02

NOTES TO FINANCIAL STATEMENTS (continued)

	Six months Ended June 30, 2008	Six months Ended June 30, 2007
BASIC EARNINGS/(LOSS) PER SHARE:
Net loss before extraordinary gain	$(1,922,338)	$(1,296,634)
Extraordinary gain	—	988,515

Net loss	$(1,922,338)	$(308,119)

Weighted average shares outstanding	5,532,593	4,867,056
Basic loss before extraordinary gain	$(0.35)	$(0.27)
Basic loss per share	$(0.35)	$(0.06)

DILUTED EARNINGS /(LOSS) PER SHARE:
Net loss before extraordinary gain	$(1,922,338)	$(1,296,634)
Extraordinary gain	—	988,515

Net loss	$(1,922,338)	$(308,119)

Weighted average shares outstanding	5,532,593	4,867,056
Dilutive effect of stock options	—	—

Weighted average diluted shares outstanding	5,532,593	4,867,056
Basic loss before extraordinary gain	$(0.35)	$(0.27)
Diluted/(loss) per share	$(0.35)	$(0.06)

The following table indicates the weighted average shares outstanding for the period.

	Three Months Ended		Six Months Ended
	June 30,2008	June 30, 2007	June 30,2008	June 30, 2007
Basic Shares	5,538,648	5,487,962	5,532,593	4,867,056
Dilutive effect of stock options	—	34,584	—	—

Dilutive Shares	5,538,648	5,552,546	5,532,593	4,867,056

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 4. COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss), net of tax, for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$(810,359)	$93,484	$(1,922,338)	$(308,119)
Change in fair value of Interest Rate Swap	—	34,768	—	22,561
Foreign Currency Translation Adjustments	230,482	258,506	422,181	487,765

Total Comprehensive Income (Loss)	$(579,877)	$386,758	$(1,501,157)	$202,207

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

NOTE 6. CONVERTIBLE DEBT

On December 31, 2007 the Company issued $1,950,000 of convertible debt in a subscription agreement between the Company and LH Financial. The debt carries an interest rate of 10% annually and matures in June 2009. Quarterly interest payments may be made in the form of either cash or common stock. The debt may be converted into shares of common stock at a conversion price of $2.00 per share. In conjunction with the debt, the Company also issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013. The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,000 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $.36 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $1,950,000

NOTES TO FINANCIAL STATEMENTS (continued)

which was recorded against the convertible debt and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt using the level yield method, which resulted in amortization of approximately $457,000 for the six months ended June 30, 2008. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by June 2009 as required under the agreement. During the second Quarter of 2008, the Company received notice of conversion of $100,000 of the principal amount of the note which resulted in the issuance of 50,000 shares of common stock.

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

Level 1- Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are listed in active markets.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instruments anticipated life. Fair value assets and liabilities that are included in this category are derivatives such as interest rate swap agreements.

Level 3- Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the inputs to the model.

	Liability Fair Market Value as of June 30, 2008 Using
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap Agreement	—	$115,385	—

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8. JOINT VENTURE

On March 28, 2008 the Company entered into a strategic relationship with Venturepharm Laboratories Limited, a Cayman Islands limited company (VPL) with its principal offices in Beijing, Peoples Republic of China. This relationship is multi-faceted and was entered into following a private transaction between VPL and PharmAust Limited (PAA), an Australian company, whereupon VPL will acquire all of the 2.15 million shares of CBI held by PAA. Coincident with the transaction, CBI entered into (a) an Ancillary Agreement with VPL to provide a $1 million put option from CBI to VPL and a $3 million call option from VPL to CBI both at a 10% discount to market with a three year expiration date, (b) a Voting Lock Up Agreement to require VPL to vote in favor of all matters brought before the shareholders for a period of six months and to escrow its acquired shares for a eighteen months, (c) a Registration Rights Agreement to be effective after twenty-four months, and (d) a Joint Venture (JV) agreement to establish an unincorporated JV which provides CBI access on a preferred basis to the extensive, low cost capabilities of VPL in China. The JV will be jointly funded and managed. On May 8, 2008 VPL and CBI entered into a conditional subscription agreement and waiver to the Ancillary Agreement. VPL has agreed to waive the prohibition under the Ancillary Agreement that CBI may not exercise the Put Option until the sixty day period following the completion of the Acquisition and CBI agreed to exercise the Put Option in July 2008.

NOTE 9. EXERCISE OF VENTUREPHARM LABORATORIES LIMITED PUT OPTION

On July 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, CBI sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, CBI received $500,000 in cash and 2,229,664 of VPL’s ordinary shares.

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

Outside of organic revenue growth in the Company’s core focus areas, the Company is actively looking at corporate acquisitions which are complimentary to existing platform technologies and within its corporate expertise. Any new potential acquisition is carefully analyzed with regard to its revenue and expense impact on the Company, whether it poses significant growth potential for the Company, whether it is accretive to CBI’s shareholders, and whether the new company can be readily managed while retaining key personnel. New acquisitions are well within the concept of the CBI Group of Companies whose end goal is to create a fully integrated service provider for the biotech and pharmaceutical industries.

Beginning in the second half of 2008, the joint venture with VPL, China’s largest listed contract research organization, has significant revenue and earnings potential for CBI. The establishment of the new facilities and the sourcing of staff for the joint venture has progressed steadily since April. Two new state-of-the-art R&D and pre-clinical facilities have been procured in Jiangsu province, China. Management believes that the combination of CBI’s expertise in drug discovery services and reliable project management combined with the capacity and cost advantages will allow the Company to compete on both price and quality in this rapidly growing market.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007.

Total revenues indicate modest gains across nearly all revenue categories in comparison to the respective 2007 Quarter. Growth in both the custom peptide and genetic identity sectors primarily contributed to these gains. For comparative reporting purposes, the prior year Quarter reflects only one month of results for Exelgen as the completion of this acquisition did not occur until June 2007. The Company experienced fluctuations in all revenue categories against the prior year Quarter. These fluctuations are generally the result of common factors associated with contract revenue. The continuation of existing projects or engagement of future projects is usually dependent upon the customer’s satisfaction with scientific results provided in the initial phases of the scientific program and other factors outside of the Company’s control to include timing of product development and commercialization programs of the customer. The combined impact of commencement and termination of research contracts from several large customers can result in large fluctuations in financial performance.

Total revenues increased by $403,918 or 14.4% from $2,804,761 during the second Quarter of 2007 (the “2007 Quarter”) to $3,208,679 during second quarter of 2008 (the “2008 Quarter”).

Revenues realized from commercial contracts increased by $105,091 or 5.2%, from $2,010,864 in the 2007 Quarter to $2,115,955 in the 2008 Quarter. Driven by strong growth in peptides, commercial revenues for Mimotopes increased $279,279. A significant factor of this increase relates to strong emphasis placed on sales and marketing efforts in recent months. These efforts have positioned the Company for continued growth in 2008 as a result of securing new contracts, sales orders and establishing strategic relationships with various research and pharmaceutical companies. Commercial revenue for CBI Services decreased by $143,709. The decrease was offset by higher revenues realized in government contracts. Increased demands resulting from contracts awarded in 2008 shifted revenues away from the commercial sector in the current Quarter. Commercial revenue for Exelgen decreased by $33,022. This decrease relates to the completion of a large contract in June 2007.

Revenues realized from various government contracts increased by $200,665 or 65.8%, from $304,778 in the 2007 Quarter to $505,443 in the 2008 Quarter. The addition of four new biosecurity-based government contracts awarded in the current year led to the increase.

Genetic identity revenues increased by $81,366 or 22.6%, from $359,339 in the 2007 Quarter to $440,705 in the 2008 Quarter. The genetic identify sector has been successful in promoting growth through organic sales as well as expanding existing services into new markets.

Clinical testing revenues remained relatively constant with a minimal decrease of $7,430, or 16.4%, from $45,267 in the 2007 Quarter to $37,837 in the 2008 Quarter.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased slightly by $1,432 or 0.06%, from $2,429,514 in the 2007 Quarter to $2,430,946 in the 2008 Quarter. Cost of services as a percentage of revenue decreased from 86.6% in the 2007 Quarter to 75.8% in the 2008 Quarter. This decrease is reflective of management’s continuing effort to reduce expenses, monitor costs and capitalize on cost synergies across the Company.

Direct labor decreased by $157,947 or 17.8%, from $885,745 in the 2007 Quarter to $727,798 in the 2008 Quarter. The cost of direct labor as a percentage of revenue decreased from 31.6% in the 2007 Quarter to 22.7% in the 2008 Quarter. The decrease follows management’s decision in December 2007 to reduce personnel levels.

Direct materials increased by $56,173 or 10.5%. The cost of direct materials as a percentage of revenue decreased slightly, 19.2% and 18.5% in the 2007 and 2008 Quarters, respectively. The increase in the current Quarter resulted from sales requiring the use of additional materials.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead increased by $103,206 or 10.3% from $1,006,297 in the 2007 Quarter to $1,109,503 in the 2008 Quarter. The cost of overhead as a percentage of revenue decreased slightly, 35.9% and 34.6% in the 2007 and 2008 Quarters, respectively.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased $783 or 0.07%, from $1,142,011 in the 2007 Quarter to $1,142,794 in the 2008 Quarter.

Total selling and marketing costs increased by $64,659 or 23.2%, from $279,038 in the 2007 Quarter to $343,697 in the 2008 Quarter. Business development, as part of the reorganization of the Company’s sales and marketing department in December 2007, contributed to this increase in an effort to expand growth through market awareness.

Total general and administrative expenses decreased by $63,875 or 7.4%, from $862,973 in the 2007 Quarter to $799,098 in the 2008 Quarter. As a percentage of revenue, these costs were 30.8% and 24.9% in the 2007 and 2008 Quarters, respectively. Contributing factors include a one-time reduction in business taxes resulting from resolution over a pre-acquisition matter, and overall cost reduction strategies implemented by management.

Other Income (Expenses)

Interest income has decreased by $19,860 or 90.8% from $21,873 during the 2007 Quarter to $2,013 in the 2008 Quarter which is primarily due to the decrease in interest earning investments.

Other expenses incurred by the Company include interest, amortization and exchange gains and losses. Interest expense and amortization increased by $334,132 or 289.8% from $115,304 in the 2007 Quarter to $449,436 in the 2008 Quarter. The increase results from approximately $341,000 interest costs on the December 2007 issuance of convertible debt in a subscription agreement between the Company and LH Financial.

Extraordinary Gain from the Purchase of Exelgen

The purchase price of Exelgen was $1,268,919 (including acquisition costs). The Company acquired assets of $7,450,991 and assumed liabilities of $5,193,557. As a result of excess net assets over the purchase price, the Company recognized an extraordinary gain of $988,515 for the 2007 Quarter.

Results of Operations

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007.

Revenues

Total revenues indicate modest gains across nearly all revenue categories in comparison to the respective six month period ended June 30, 2008 (the “2008 Period”). Increased revenues are mainly reflective of additional sales achieved through the acquisitions of Mimotopes and Exelgen. For comparative reporting purposes, the six month period ended June 30, 2007 (the “2007 Period”) reflects five months of results for Mimotopes and only one month of results for Exelgen as both acquisitions were completed in the 2007 Period. The Company experienced fluctuations in all revenue categories against the prior year Period. These fluctuations are generally the result of common factors associated with contract revenue. The continuation of existing projects or engagement of future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in the initial phases of the scientific program and other factors outside of the Company’s control to include timing of product development and commercialization programs of the customer. The combined impact of commencement and termination of research contracts from several large customers can result in large fluctuations in financial performance.

Total revenues increased by $1,738,651 or 36.3%, from $4,796,006 during the 2007 Period to $6,534,657 in the 2008 Period.

Revenues realized from commercial increased by $1,524,571 or 51.8%, from $2,944,523 in the 2007 Period to $4,469,094 in the 2008 Period. Commercial revenues for Mimotopes account for $703,093 of this increase. As mentioned in the quarterly analysis, the Company has experienced strong growth in peptide sales. Enhanced sales and marketing efforts combined with new contracts have positioned the Company for continued growth in the 2008 year. Commercial revenues for CBI Services remained fairly constant in comparison to the 2007 Period with a slight decrease in revenues of $54,225 or 5.5%. Revenues for Exelgen have increased by $875,733 or 173.2% in the 2008 Period. The increase is reflective of differences in comparative Periods as Exelgen was acquired in June 2007 and reported only one month of results. Commercial revenue for Exelgen have shown some signs of some weakening in the 2008 Period, however moderate growth is anticipated as the Company has entered into multiple drug discoveries collaborations with several leading pharmaceutical companies.

Revenues realized from government contracts decreased by $92,345 or 11.8% from $782,920 in the 2007 Period to $690,575 in the 2008 Period. The decrease is primarily due to the re-allocation of budget funds from bio-defense work to private sector areas were higher profit margins can be achieved.

Genetic identity revenues have increased by $181,188 or 25.2% from $718,592 in the 2007 Period to $899,780 in the 2008 Period. As previously mentioned in the Quarterly analysis, this sector has promoted growth both organically and through the expansion of providing services within new markets.

Clinical services increased $99,480 or 46.0%, from $216,377 in the 2007 Period to $315,857 in the 2008 Period. This increase results from the continuation of an existing phase I clinical trial that extended into the first Quarter of 2008.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased by $966,793 or 24.1%, from $4,003,413 in the 2007 Period to $4,970,206 in the 2008 Period. Cost of services as a percentage of revenue decreased from 83.5% in the 2007 Period to 76.1% in the 2008 Period. This decrease is reflective of management’s continued effort to reduce expenses, monitor costs and capitalize on cost synergies that exist across the Company.

Direct labor increased by $81,274 or 5.8%, from $1,397,441 in the 2007 Period to $1,478,715 in the 2008 Period. The cost of direct labor as a percentage of revenue decreased from 29.1% in the 2007 Period to 22.6% in the 2008 Period. The decrease follows management’s decision in December 2007 to reduce personnel levels.

Direct materials increased by $286,433 or 31.2%, from $918,171 in the 2007 Period to $1,204,604 in the 2008 Period. Cost of materials as a percentage of revenue decreased slightly, from 19.1% to 18.4% in the 2007 and 2008 Periods, respectively. This increase resulted from sales throughout the year requiring the use of additional materials.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead increased by $599,086 or 35.5%, from $1,687,801 in the 2007 Period to $2,286,887 in the 2008 Period. The cost of overhead as a percentage of revenue remained constant, 35.2% and 35.0% in the 2007 and 2008 Periods, respectively.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased $713,762 or 37.7%, from $1,890,868 in the 2007 Period to $2,604,630 in the 2008 Period.

Total sales and marketing costs increased by $102,203 or 20.4%, from $500,880 in the 2007 Period to $603,083 in the 2008 Period. Business development, as part of the reorganization of the Company’s sales and marketing department in December 2007, contributed to this increase in an effort to expand growth through market awareness. In addition, the Company has incurred additional costs associated with the joint venture not present in the prior 2007 Period.

Total general and administrative expenses increased by $610,961 or 44.0%, from $1,389,987 in the 2007 Period to $2,000,948 in the 2008 Period. As a percentage of revenue, these costs were fairly consistent, 29.0% and 30.6% in the 2007 and 2008 Periods, respectively. Of significance, the Company incurred higher costs associated with professional and consulting fees, an increase of $349,637 or 249.5%, from $140,162 in the 2007 Period to $489,799 in the 2008 Period. Increased fees are representative of additional services rendered in connection with the prior year acquisitions and current year activities pertaining to Venturepharm Laboratories Limited. Cost reduction strategies implement by management have benefited the Company in the ability to offset overall increased general and administrative costs.

Other Income (Expenses)

Interest income has decreased by $18,689 or 42.4% from $44,127 in the 2007 Period to $25,438 in the 2008 Period is primarily due to the decrease in interest earning investments.

Other expenses incurred by the Company include interest, amortization and exchange gains and losses. Interest expense and amortization increased by $732,442 or 391.2% from $187,225 in the 2007 Period to $919,667 in the 2008 Period. The increase results mainly from approximately $551,000 of interest costs on the December 2007 issuance of convertible debt in a subscription agreement between the Company and LH Financial.

Extraordinary Gain from the Purchase of Exelgen

The purchase price of Exelgen was $1,268,919 (including acquisition costs). The Company acquired assets of $7,450,991 and assumed liabilities of $5,193,557. As a result of excess net assets over the purchase price, the Company recognized an extraordinary gain of $988,515 for the 2007 Period.

Liquidity and Capital Resources

Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the Period ended June 30, 2008 and 2007, operating losses were $1,922,338 and $308,119, respectively. The Company generated negative cash flows in 2008 Period of $1,878,707 as compared to positive cash flow of $1,950,100 in the 2007 Period. Net working capital as of June 2008 and December 31, 2007 was $807,550 and $1,378,707, respectively.

Overall

The 2008 Period reflected cash used by operating activities of $930,240, as compared to cash used by operating activities of $503,158 during the 2007 Period. The net decrease was primarily the result of the operating loss sustained during the Period. The 2008 Period reflected cash used in investing activities of $6,142 as compared to cash provided by in investing activities of $2,923,253 during the 2007 Period resulting from the net cash acquired from the acquisition of Exelgen. Net cash used in financing activities in the 2008 Period amounted to $939,726 as compared to $957,760 in the prior 2007 Period.

Capital Leases

The Company leases equipment under non-cancelable capitalized leases. Total lease payments recognized through the end of the 2008 Period amounted to approximately $845,000. Future minimum lease payments in 2008 are approximately $1,431,000. All leases are collateralized by equipment and mature within the next eighteen months.

Additional Capital Resources

On July 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, CBI sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, CBI received $500,000 in cash and 2,229,664 of VPL’s ordinary shares. In addition, the Company has granted a $3 million call option to VPL to purchase the Company’s shares.

Management continues to take necessary steps to improve the cash flow and liquidity of the Company. In December 2007, the Company reduced personnel levels, curtailed research and development costs, reduced marketing expenditures, deferred directors’ fees and a portion of employees’ salaries. The company has also reduced or delayed expenditures on items that are not critical to operations. During the course of the past six months, the Company has continued to review its operating costs and has taken some additional steps in addition to the December 2007 adjustments.

The Company’s business has undergone substantial change in relation to size, scale and scope of activities. During this time, the Company has developed significant capacity in peptide chemistry and medicinal chemistry through the acquisitions of Mimotopes and Exelgen. These strategic transactions complement the core capabilities in genomics and proteomics at CBI Services and FIL. The Company is currently reviewing the consolidation of the activities of each operation. As such, the Company in December 2007 implemented a Profit Recovery Plan, which identifies clear and immediate objectives related to the following:

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

As a consequence of the Sarbanes-Oxley Act, NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ which include:

•	CBI’s Board is composed of four independent and three employee directors.

•	The independent directors serve on the three principal committees: Audit, Compensation and Nominating.

•	The independent directors meet in executive session at each quarterly Board meeting.

•	At least one independent director, Mr. Samuel P. Sears, who serves on the Audit Committee, meets all of the requirements as defined by the SEC for being a “financial expert.”

•

The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from Dr. Paul D’Sylva, Chief Executive Officer, and on the Company’s website at www.cbi-biotech.com.

Forward Looking Statements

Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy,

•	the development and implementation of the Company’s long-term business goals,

•	federal, state, and local regulatory environment,

•	lack of demand for the Company’s services,

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house,”

•	potential cost containment by the Company’s customers resulting in fewer research and development projects,

•	the Company’s ability to receive accreditation to provide various services, including, but not limited to paternity testing,

•	the Company’s ability to hire and retain highly skilled employees,

•	the Company’s ability to raise additional equity financing, and

•	the Company’s inability to pay lease commitments.

Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Vice President, Finance (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2008 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended June 30, 2008, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Officer’s Severance Agreement for James H. Brennan (11)

10.14	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAust Chemistry Ltd and PharmAust Limited (12)

10.15	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (12)

31.1	Certification of Paul D’Sylva, Ph.D.(13)

31.2	Certification of James H. Brennan(13)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D.(13)

32.2	Section 906 Certification of James H. Brennan(13)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, August 15, 2005, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, March 31, 2006, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, January 5, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, February 10, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-QSB, dated June 30, 2007, File No. 001-13467.
(13)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Vice President Financial Operations and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Second Amended and Restated Employment Agreement for James H. Brennan (11)

10.14	Officer’s Severance Agreement for James H. Brennan (12)

10.15	Voting and Lock-Up Agreement, dated as of February 9, 2007, by and among the Company, PharmAust Chemistry Ltd and PharmAust Limited (13)

10.16	Registration Rights Agreement, dated as of February 9, 2007, by and between the Company and PharmAust Chemistry Ltd (13)

31.1	Section 302 Certification of Paul D’Sylva, Ph.D.(14)

31.2	Section 302 Certification of James H. Brennan(14)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D.(14)

32.2	Section 906 Certification of James H. Brennan(14)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, August 15, 2005, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, March 31, 2006, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, January 5, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, February 10, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, July 31, 2008, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-QSB, dated June 30, 2007, File No. 001-13467.
(14)	Filed herewith.