Form 10-Q
period 2008-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2008-12-23
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(804) 648-3820

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of December 23, 2008, 6,308,790 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

i

PART 1

FINANCIAL INFORMATION

Commonwealth Biotechnologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$736,840	$2,388,437
Investments	155,946	—
Accounts receivable	1,292,806	1,507,217
Inventory	7,490	102,004
Other current assets	115,416	154,737
Assets of discontinued operation	—	4,130,785

Total current assets	2,308,498	8,283,180

Property and Equipment, net	6,711,991	7,475,639

Other Assets
Restricted cash	80,747	88,370
Deferred financing fees	139,373	254,783
Goodwill	2,952,995	3,243,731
Deposits	4,500	4,500
Long term assets of discontinued operation	—	687,849

Total other assets	3,177,615	4,279,233

Total Assets	$12,198,104	$20,038,052

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$913,145	$1,220,880
Current maturities of long term debt	2,107,450	657,593
Other current liabilities	379,118	255,995
Accrued payroll liabilities	386,624	337,314
Deferred revenue and customer deposits	—	24,445
Interest payable	56,131	18,858
Liabilities of discontinued operations	—	4,346,493

Total current liabilities	3,842,468	6,861,578
Long-term debt less current maturities	3,049,439	3,153,656
Long Term liabilities of discontinued operation	—	89,869

Total Liabilities	6,891,907	10,105,103

Commitments and contingencies
Stockholders equity
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; September 30, 2008 - 6,308,790 December 31, 2007 - 5,520,545 shares issued and outstanding	—	—
Additional paid-in-capital	24,395,798	22,595,023
Restricted stock	(125,417)	(200,667)
Other comprehensive income/(loss)	(110,495)	682,282
Accumulated deficit	(18,853,689)	(13,143,689)

Total stockholders’ equity	5,306,197	9,932,949

Total Liabilities and Stockholders’ Equity	$12,198,104	$20,038,052

See Notes To Financial Statements

Commonwealth Biotechnologies, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Revenue
Commercial contracts	$1,046,869	$1,181,355	$4,134,651	$3,620,299
Government contracts	600,336	509,229	1,290,911	1,292,149
Genetic identity	542,414	332,680	1,442,194	1,051,272
Clinical services	9,351	47,743	325,208	264,120
Other revenue	7,844	59,284	158,666	192,878

Total revenue	2,206,814	2,130,291	7,351,630	6,420,718
Cost of services
Direct labor	524,042	534,746	1,620,729	1,621,815
Direct materials	620,488	439,825	1,672,036	1,299,151
Overhead	721,476	888,153	2,241,684	2,384,902

Total costs of services	1,866,006	1,862,724	5,534,449	5,305,868

Gross profit	340,808	267,567	1,817,181	1,114,850

Selling, general and administrative	1,274,743	941,357	3,691,089	2,745,855

Operating Loss	(933,935)	(673,790)	(1,873,908)	(1,631,005)

Other income (expenses)
Interest income	1,775	17,300	12,143	61,427
Interest expense	(479,463)	(128,976)	(1,301,932)	(279,361)
Exchange losses	—	(11,188)	—	(66,449)
Realized loss on the sale of investments	(51,861)	—	(51,861)	—

Total other expense	(529,549)	(122,864)	(1,341,650)	(284,383)

Loss from continuing operations	(1,463,484)	(796,654)	(3,215,558)	(1,915,388)
Loss from discontinued operations	(1,121,759)	(831,099)	(1,292,023)	(1,007,511)
Extraordinary items
Loss on debt extinguishment	(1,202,419)	—	(1,202,419)	—
Gain from acquisition of Exelgen	—	—	—	988,515

Net loss	$(3,787,662)	$(1,627,753)	$(5,710,000)	$(1,934,384)

Basic and diluted loss per common share from continued operations	$(0.25)	$(0.15)	$(0.56)	$(0.37)

Basic and diluted loss per common share from discontinued operations	$(0.19)	$(0.15)	$(0.23)	$(0.19)

Basic and diluted loss per common share from extraordinary loss on extinguishment of debt	$(0.20)	$—	$(0.21)	$—

Basic and diluted income per common share from extraordinary gain of Exelgen	$—	$—	$—	$0.19

Basic and diluted loss per common share	$(0.64)	$(0.30)	$(1.00)	$(0.37)

Weighted average shares outstanding	5,879,918	5,510,136	5,704,202	5,228,161

See Notes to the Financial Statements

Commonwealth Biotechnologies, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,710,000)	$(1,934,384)
Extraordinary loss on debt extinguishment	1,202,419	—
Extraordinary gain on purchase of Exelgen	—	(988,515)
Loss on disposal of subsidiary	293,298	—
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,584,477	726,806
Unrealized loss on interest rate swap agreement	23,065	—
Stock-based compensation	161,071	77,785
Realized loss on investments	51,861	—
Interest expense satisfied with the issuance of stock	106,831	—
Changes in:
Accounts receivable	1,286,985	(721,877)
Prepaid expenses and inventory	158,471	(647,434)
Accounts payable and other current liabilities	(531,918)	1,971,094
Deposits	—	(4,500)
Deferred revenue	(297,365)	37,082

Net cash used by operating activities	(1,670,805)	(1,483,943)

Cash flows from investing activities:
Purchase of Exelgen	—	3,490,300
Proceeds from the sale of investments	36,699	—
Purchases of property, plant and equipment	(6,083)	(477,362)
Purchase of Mimotopes	—	(344,121)

Net cash provided by investing activities	30,616	2,668,817

Cash flows from financing activities:
Issuance of common stock	500,000	67,490
Principal payments on long term debt	(1,412,448)	(1,497,903)
Deferred financing fees paid	(23,153)	—
Change in restricted cash	282,038	(773,275)
Proceeds from long term debt	500,000	—

Net cash used by financing activities	(153,563)	(2,203,688)

Effects of exchange rates	(3,318)	238,298
Net decrease in cash and cash equivalents	(1,797,070)	(780,516)
Cash and cash equivalents, beginning of period	2,533,910	1,404,370

Cash and cash equivalents, end of period	$736,840	$623,854

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$430,756	$466,995
Non-cash investing and financing activities
Purchase of equipment through capital lease	$44,979	$26,535
Reduction of convertible debt through issuance of common stock	$145,000	$—
Fair value of stock issued in Mimotopes acquisition	$—	$4,622,000
Receipt of available-for-sale securities through issuance of common stock	$500,000	$—

See Notes to Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Nature of Business

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”), was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. Today, the Company’s core business activities have expanded to provide integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through its Fairfax Identity Labs (FIL) division, paternity testing, forensic case-work analysis and CODIS (Convicted Offender Data Base Index System) work. During 2007, the Company acquired Mimotopes Pty, Ltd. Through the development of proprietary and patented technologies, Mimotopes is viewed as an industry leader in the synthesis of research grade peptides. This acquisition has helped to enhance the Company’s research and development outsourcing capabilities and presence in the global drug discovery market.

Management’s Plans, Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. If the Company is unable to improve operating results and meet its debt obligations, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Total losses for the Company were $5,710,000 and $1,934,384 for the nine months ended September 30, 2008 and 2007 (the “Periods” and each a “Period”) respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2008 and 2007, losses from continuing operations were $3,215,558 and $1,915,388 respectively. Losses resulting from the discontinued operation were $1,292,023 and $1,007,511 respectively.

The Company generated negative cash flows in both of the comparative Periods, $1,797,070 in 2008 and $780,516 in 2007. Net working capital as of September 30, 2008 and December 31, 2007 was $(1,533,970) and $1,421,602 respectively. The negative working capital in the current Period is primarily due to continuing losses and increased debt obligations in 2008. See Note 8 for additional detail.

As of September 30, 2008, the Company had $736,840 in cash and cash equivalents which resulted in a 30.9% decrease over the cash balance at September 30, 2007. This decrease is primarily due to cash utilized by Exelgen prior to the decision to discontinue the operation which should improve cash flows going forward.

The 2008 Period reflects cash used by operating activities of $1,670,805 as compared to cash used by operating activities of $1,483,943 during the 2007 Period. The increase over the prior period resulted from additional operating losses sustained by the Company.

Cash provided by investing activities for the 2008 Period was $30,616 in comparison to cash provided by investing activities of $2,668,817 in the 2007 Period. The net change relates primarily to net cash acquired in the acquisition of Exelgen offset by the cost of acquiring Mimotopes. In addition, current year activities reflect management’s decision to reduce the purchase of capital expenditures in 2008.

NOTES TO FINANCIAL STATEMENTS (continued)

Cash used in financing activities for 2008 was $153,563 as compared to cash used in financing activities of $2,203,688 in the 2007 Period. During the 2008 year, the Company entered into multiple debt agreements providing $1,000,000 of proceeds to offset current losses and debt payments. The Company reduced the principal amount on the mortgage through a one-time payment of $400,000 as required by the lender. Elimination of capital lease payments associated with the discontinued operation is estimated to reduce the cash outflow of the Company by over $1 million over the next twelve months.

The elimination of the Exelgen operation should benefit the Company’s overall cash position. Additional cash resources will no longer be needed for the payments of the capital leases. The Company estimates a savings of $1.1 million over the remaining life of the Exelgen leases which were due to expire in December 2009.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with upcoming covenants which could cause the Company to be in default. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment, assuming shareholder approval should such approval be required.

Management has taken necessary steps to improve the cash flow and liquidity of the Company. The Company has discontinued Exelgen operations which has entered into administration (See Note 11) as well as reduced personnel levels and marketing expenditures, curtailed costs, deferred directors’ fees and a portion of employees’ salaries. The company has also reduced or delayed expenditures on items deemed non-critical to operations. In addition, the Company evaluates consolidated activities for each operation and takes advantages of opportunities where synergies exist. During 2008, the Company implemented a Profit Recovery Plan which outlines clear objectives related to the following:

•	Strengthening of cash position to protect solvency through cost reduction efforts

•	Maximizing revenue contracts in pharmaceutical and governmental sectors

•	Monitoring monthly operations against budget projections

•	Increase in sales

Increased efforts to isolate areas of costs savings will remain a high priority into future periods for the Company.

On November 25, 2008, the Registrant issued a press release announcing that on November 20, 2008 it was notified by the NASDAQ Stock Exchange (“NASDAQ”) that it is no longer in compliance with NASDAQ Marketplace Rule 4310(c)(14), due to its failure to file its Form 10-Q for the period ended September 30, 2008 (the “Periodic Report”). The NASDAQ staff requested that, on or before January 20, 2009, the Registrant submit its specific plan to regain compliance with all listing requirements. Following a review of this plan, the NASDAQ staff can grant the Registrant an exception, up to 180 calendar days from the due date of the Periodic Report, or until May 18, 2009, to regain compliance. If the NASDAQ staff determines that it is not appropriate to provide the Registrant with an exception, the NASDAQ staff will provide the Registrant with written notice that the Registrant’s securities will be delisted. At that time, the Registrant may appeal the decision to a NASDAQ Listing Qualifications Panel.

In October 2008, NASDAQ Marketplace placed a temporary hold on Rule 4310(c)(4), which requires a listed business’ shares to close above $1 at least once in a 30 day period. The temporary hold is to remain in

NOTES TO FINANCIAL STATEMENTS (continued)

place until January 16, 2009. To the extent that the Company does not meet the requirements of Rule 4310(c)(4) after January 16, 2009, the Company may be subject to delisting. During the last year, the Company’s business has undergone substantial change in relation to size, scale and scope of activities. The Company has developed significant capacity in peptide chemistry through the acquisition of Mimotopes. This strategic transaction complements the core capabilities in genomics and proteomics at CBI Services and FIL. In addition, significant resources have been invested in the establishment of Venturepharm Asia. The Company views this relationship as a key strategy in expanding production capabilities and services which will further the Company’s ability to compete in the global market.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the balance sheet and results of operations for the periods covered have been included. As discussed in Note 11, the consolidated financial statements have presented the Exelgen operation as a discontinued operation. Prior year amounts have been reclassified to conform to the current period presentation. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.

Consolidation Policy

The consolidated financial statements include the accounts of Commonwealth Biotechnologies, Inc. and its wholly owned subsidiaries, Mimotopes Pty, Ltd, Australia and Exelgen, England, until Exelgen was deconsolidated on September 23, 2008 (see Note 11). All inter-company accounts and transactions have been eliminated in consolidation.

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

NOTES TO FINANCIAL STATEMENTS (continued)

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

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 “Fair Value Measurements”. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

In February 2008, the FASB issued FSP No. FAS No. 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for all non financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 157 on nonfinancial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are listed in active markets.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instruments anticipated life. Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, and certain financial instruments classified as derivatives where fair value is based on observable market inputs.

Level 3 – Unobservable Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the inputs to the model.

NOTES TO FINANCIAL STATEMENTS (continued)

Reclassifications

Certain immaterial reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company maintains cash balances in excess of FDIC insured amounts. The excess over the FDIC amount was approximately $270,000 and $2,450,000 at September 30, 2008 and December 31, 2007, respectively.

Restricted Cash

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of September 30, 2008 is $80,747. Interest income earned on restricted cash is recorded in other interest income.

Investments

The Company classifies its investments in securities as available-for-sale. These investments are carried at the estimated fair value, with unrealized gains and losses reported in other comprehensive income (loss). Upon the sale of a security, the realized net gain or loss is reported in results from operations.

Accounts Receivable

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of FIFO cost (first-in, first-out method) or market. The Company reviews its recorded inventory periodically and estimates an allowance for obsolete, excess, or slow moving items as necessary.

NOTES TO FINANCIAL STATEMENTS (continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed principally by the straight-line method over their estimated useful lives providing depreciation and amortization for financial reporting purposes. The cost of repairs and maintenance is expensed as incurred. The estimated useful lives of the assets are as follows:

Years
Buildings	39.5
Laboratory and computer equipment	3 –10
Furniture and fixtures and office equipment	7

Assets under capital lease obligations are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset, at inception of the lease.

Deferred Financing Fees

Loan costs are being amortized on a straight-line basis, which approximates the interest method, over the expected term of the related obligations.

Goodwill

Goodwill is recognized for the excess of purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company reviews and accounts for the impairment of goodwill in accordance with SFAS No. 142. Goodwill that has an indefinite useful life is not amortized, but instead is tested for impairment at least annually or whenever circumstances indicate potential impairment by comparing the carrying value of the reporting unit to its estimated fair value. The Company bases its estimates of fair value on projected cash flows. At September 30, 2008, the Company had $2,952,995 in goodwill related to the acquisitions of Fairfax Identity Labs in 2004 and Mimotopes in 2007. As of December 31, 2007 and September 30, 2008, an analysis was performed, due to the current conditions of the Company to determine if there was impairment of goodwill. As of December 31, 2007 and September 30, 2008, there was no impairment. Based on the financial condition of the Company, annual testing at December 31, 2008 may reflect possible impairment of goodwill.

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other noncurrent assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write off the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. As of September 30, 2008, no impairment charges were required. Based upon the financial condition and recent operating trends of the Company, future impairment of long-lived assets is possible.

NOTES TO FINANCIAL STATEMENTS (continued)

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

Changes in the ineffective portion of the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of September 30, 2008 is equal to the outstanding principal balance of the corresponding debt instrument.

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

Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 5,879,918 and 5,510,136 for the three months ended September 30, 2008, and 2007, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 5,704,202 and 5,228,161 for the nine months ended September 30, 2008 and 2007, respectively (see Note 4).

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In April 2008, the FASB issued Staff Position 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of

NOTES TO FINANCIAL STATEMENTS (continued)

a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB No. 141, “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.

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

NOTES TO FINANCIAL STATEMENTS (continued)

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF No. 07-05 and ultimately whether it will have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Financial Accounting Standards Board Staff Position Accounting Principles Board 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and is applied retrospectively to all periods presented with a cumulative effect adjustment to the beginning retained earnings. We believe that the impact of adopting APB 14-1 could have a material effect on the consolidated financial statements, but are currently evaluating.

NOTE 3. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2008 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2007, based on the fair value on the grant date.

For the Three Months Ended September 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at June 30, 2008	857,877	$5.27	2.15	$1
Granted	0	0.00
Expired	0	0.00
Exercised	0	0.00
Options and warrants outstanding at September 30, 2008	857,877	$5.27	2.15	$0

Options and warrants exercisable at September 30, 2008	812,877	$5.27	2.15	$0

NOTES TO FINANCIAL STATEMENTS (continued)

For the Nine Months Ended September 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at December 31, 2007	785,877	$5.52	2.15	$55
Granted	72,000	2.45
Expired	0	0.00
Exercised	0	0.00

Options and warrants outstanding at September 30, 2008	857,877	$5.27	2.15	$0

Options and warrants exercisable at September 30, 2008	812,877	$5.27	2.15	$0

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the nine months ended September 30, 2008 and September 30, 2007 was approximately $67,500 and $78,000, respectfully, and is included in selling, general and administrative. As of September 30, 2008, total unamortized stock-based compensation cost related to non-vested stock awards was $75,249, net of expected forfeitures, which is expected to be recognized over the fiscal year.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2008 was $ 0. During the nine months ended September 30, 2008, the Company did not receive cash from the exercise of stock awards.

NOTES TO FINANCIAL STATEMENTS (continued)

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of SFAS No. 123R.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Weighted average fair value per share of awards granted during the period (estimated on grant date using Black-Scholes option-pricing model)	—	—

Assumptions:	—	—

Expected volatility	—	—

Expected annual dividend yield	—	—

Risk free rate of return	—	—

Expected option term (years)	—	—

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Weighted average fair value per share of awards granted during the period (estimated on grant date using Black-Scholes option-pricing model)	$1.70	$.90

Assumptions:

Expected volatility	82.17%	45.86%

Expected annual dividend yield	0.00%	0.00%

Risk free rate of return	3.99%	4.59

Expected option term (years)	10.0	10.0

In conjunction with the LH debt, the Company issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013. The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method and the assumptions were i) volatility of 91.2%, ii) dividend yield of 0.0%, iii) a risk free rate of return of 3.45%, and iv) an expected term of 5 years. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,000 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method and the assumptions were i) volatility of 67.6%, ii) dividend yield of 0.0%, iii) a risk free rate of return of 3.34%, and iv) an expected term of 1.5 years.

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial for the convertible debt listed above which may require shareholder approval. Under the modified Agreement, the exercise price of

NOTES TO FINANCIAL STATEMENTS (continued)

the Class A Warrants was reduced from $2.85 to $0.71 per common share, The fair value of the Class A warrants is $0.74 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method and the assumptions were (i) volatility of 161.0%, (ii) dividend yield of 0.0%, (iii) a risk free rate of return of 2.67%, and (iv) an expected term of 4.25 years. The exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share. The fair value of the Class B warrants is $0.13 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method and the assumptions were (i) volatility of 69.5%, (ii) dividend yield of 0.0%, (iii) a risk free rate of return of 2.67%, and (iv) an expected term of nine months. The intrinsic value of the warrants at September 30, 2008 was approximately $175,000.

The following table summarizes information about Restricted Stock Unit (RSU) activity for the nine months ended September 30, 2008:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	44,459	$4.52

Granted	—	—

Vested	16,656	4.52

Forfeited	—	—

Non-vested at September 30, 2008	27,803	$4.52

At September 30, 2008, there was approximately $125,000 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 1.5 years. Compensation expense related to RSUs for the nine months ended September 30, 2008 and 2007 was approximately $75,000 for each period, and is included in selling, general and administrative expenses.

NOTE 4. EARNINGS (LOSS) PER SHARE

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

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5. COMPREHENSIVE INCOME/LOSS)

The components of comprehensive income/(loss), net of tax, for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Loss	$(3,787,662)	$(1,627,753)	$(5,710,000)	$(1,934,384)
Change in fair value of interest Rate Swap
	—	(14,457)	—	8,104
Unrealized loss on the fair value of investments	(255,494)	—	(255,494)	—
Foreign Currency Translation adjustments
	(959,464)	291,043	(537,283)	778,808

Total comprehensive loss	$(5,002,620)	$(1,351,167)	$(6,502,777)	$(1,147,472)

The Company’s total comprehensive loss for the nine months ended September 30, 2008 was $6,502,777. Fluctuations in exchange rates between the US dollars and Australian dollars caused the large change in foreign currency translation adjustments.

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

NOTE 7. SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment in VPL stock which was obtained in July 2008 and is classified as securities available-for-sale as of September 30, 2008 and are carried at estimated fair value. Unrealized losses are considered temporary and will be monitored for other than temporary impairment going forward.

	Cost	Gross Unrealized Loss	Estimated Fair Value
Investments	$411,440	$255,494	$155,946

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8. LONG TERM DEBT

LH Financial Agreement

On December 31, 2007 the Company issued $1,950,000 of convertible debt in a subscription agreement between the Company and LH Financial. The debt carries an interest rate of 10% annually and matures in June 2009. Quarterly interest payments may be made in the form of either cash or common stock. The debt may be converted into shares of common stock at a conversion price of $2.00 per share. In conjunction with the debt, the Company also issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013. The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,000 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $1,950,000 which was recorded against the convertible debt and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt using the level yield method, which resulted in amortization of approximately $457,000 for the six months ended June 30, 2008. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by June 2009 as required under the agreement. During the second Quarter of 2008, the Company received notice of conversion of $100,000 of the principle amount of the note which resulted in the issuance of 50,000 shares of common stock.

Modification, Waiver and Acknowledgement Agreement

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial for the convertible debt listed above. The terms of the modified Agreement are subject to the Company’s obligation to comply with NASDAQ listing requirements. Under the modified Agreement, the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share, and the exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share, subject to further reduction as described in the Transaction Documents. Under the modified Agreement, the restructured terms of the Agreement are as follows:

(1) the conversion price for every 33% of remaining principal amount of each Investor’s pro rata portion of the Notes was reduced from $2.00 to $0.50 per common share, subject to further reduction as described in the transaction documents:

(2) all interest accrued through March 31, 2008 on the debt shall be paid at a rate of 10% in shares of the Company’s common stock and all interest further accrued between April 1, 2008 and June 30, 2008 on the debt shall be paid at the rate of 12% in shares of the Company’s common stock: and

(3) the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share, and the exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share, subject to further reduction as described in the Transaction Documents.

NOTES TO FINANCIAL STATEMENTS (continued)

As a result of the above modification, the Company reported an extraordinary loss of $1,202,419, which assumes that shareholder approval to issue common stock will be received if required, for the extinguishment of debt relative to the original beneficial conversion feature and debt discount. In addition, the Company recorded amortization of approximately $750,000 for the nine months ended September 30, 2008. As of September 30, 2008, a new debt discount of $373,033 has been recorded against the convertible debt and will be amortized as interest expense over the life of the debt using the level yield method. For the nine months ended September 30, 2008, the Company received notices of conversion for $145,000 in principal and $106,831 in interest resulting in the issuance of 353,662 shares of common stock.

Fornova Agreement

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (the “Note”) payable to Fornova Pharmaworld Inc. (the “Holder”). The maturity date of the Note is August 29, 2009. The Note has an interest rate of 10% per annum compounded monthly. The Company will pay interest on a monthly basis beginning on September 28, 2008. At any time between October 27, 2008 and August 21, 2009, the Holder may convert the Notes into shares of the Company’s Common Stock at a conversion price of $1.01 per share. Additionally, the Note features a call date of January 29, 2009, if exercised, the Holder can call the note in the amount of the outstanding principal balance plus accrued interest. If the Holder’s call feature is exercised, the Company would most likely satisfy the debt and accrued interest with common stock.

NOTES TO FINANCIAL STATEMENTS (continued)

	As of
	9/30/2008	12/31/2007
Long term debt consists of

Mortage payable to BB&T due in monthly installments of approximately $30,000 with an interest rate of 5.75% as of September 30, 2008. The loan will mature in November 2009 and is collaterialized by the corporate offices and laboratory facilities located in Richmond, Virginia, as well as all assets of the Company. The Company also entered into an interest rate agreement essentially locking the interest rate paid by the Company to 7.975%.	$3,156,311	$3,634,362

In January 2005, the Company entered into a capitalized leasing agreement with Technology Leasing Concepts for two pieces of laboratory equipment. The monthly principal and interest payments are $11,378 with an interest rate of 7.5%. Both leases are for a forty-eight month period.	49,073	147,686

In February 2007, the Company entered into a thirty-six month capitalized leasing agreement with Technology Leasing Concepts for several pieces of computer equipment. The monthly principal and interest payments are $898.	13,846	20,188

Capitalized lease agreement with Bank of America which matures in April 2008. The lease is collateralized by laboratory equipment located in Bude, Cornwall England. The quarterly principal and interest payments are approximately $218,000 with an interest rate of 6.91% (see Note 11).	—	419,611

Capitalized lease agreement with Lombard North Central which matures in December 2008. The lease is collateralized by laboratory equipment located in Bude, Cornwall England. The quarterly principal and interest payments are approximately $298,000 with an interest rate of 7.41% (see Note 11).	—	1,088,133

Lease agreement with De Lage Landen which matures in February 2009. The lease is collaterized by laboratory equipment located in Bude, Cornwall England. The quarterly principal and interest payments are approximately $97,000 with an interest rate of 8.66% (see Note 11).	—	434,944

NOTES TO FINANCIAL STATEMENTS (continued)

	As of
	9/30/2008	12/31/2007
Long term debt consists of (continued)

Capitalized lease agreement with Societe Genrale which matures in December 2008. The lease is collateralized by laboratory equipment located in Bude, Cornwall England. The quarterly principal and interest payments are approximately $48,000 with an interest rate of 10.07% (see Note 11)	—	146,159

Secured convertible promissory notes with LH Financial which matures in June 2009. The note is collateralized by a security interest in substantially all of the assets of the Company. Interest compounds monthly at a rate of 10% to 12%. Interest is payable in cash, or at the election of the Company, with registered shares of common stock. The amount payable at September 30, 2008 represents the gross note amount of $1,805,000 which is reflected net of a discount of $373,033 in the consolidated balance sheets.	1,805,000	1,950,000

Convertible promissory note with Fornova Pharmaworld Inc. which matures in August 2009. Interest compounds monthly at a rate of 10%. The Holder may convert the Note into shares of the Company’s common stock at any time between October 27, 2008 and August 21, 2009. In addition, the note features a call option at January 29, 2009.	500,000	—

Miscellaneous capital leases	5,692	9,013

	5,529,922	7,850,096

Less amounts in Discontinued Operations (See Note 11)	—	2,088,847

Less current maturities and unamortized discounts	2,107,450	657,593

Less discount on convertible promissory notes	373,033	1,950,000

	$3,049,439	$3,153,656

The $3,156,131 mortgage payable requires meeting certain financial covenants in upcoming periods prior to the scheduled maturity at November 30, 2009. Based on the Company’s current financial condition and recent trend of its operating results, it is uncertain as to whether the covenants will be met at which time the lender could call the loan in default. The Company plans to renegotiate its existing covenants calculations with the bank during the first quarter in 2009. In addition, the Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9. FAIR VALUE DISCLOSURE

The following table presents information about the Company’s assets and liabilities which are measured at fair value, on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities, available for sale	$155,946	$—	$—

Liabilities:
Interest Rate Swap	$—	$121,558	$—

Level 1- Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are listed in active markets.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instruments anticipated life. Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, and certain financial instruments classified as derivatives where fair value is based on observable market inputs.

NOTE 10. JOINT VENTURE

On March 28, 2008 the Company entered into a strategic relationship with Venturepharm Laboratories Limited, a Cayman Islands limited company (“VPL”) with its principal offices in Beijing, Peoples Republic of China. This relationship is multi-faceted and was entered into following a private transaction between VPL and PharmAust Limited (“PAA”), an Australian company, whereupon VPL acquired all of the 2.15 million shares of CBI held by PAA as of October 2008.

Coincident with the transaction, CBI entered into (a) an Ancillary Agreement with VPL to provide a $1 million put option from CBI to VPL and a $3 million call option from VPL to CBI both at a 10% discount to market with a three year expiration date, (b) a Voting Lock Up Agreement to require VPL to vote in favor of all matters brought before the shareholders for a period of six months and to escrow its acquired shares for a eighteen months, (c) a Registration Rights Agreement to be effective after twenty-four months, and (d) a Joint Venture (“JV”) agreement to establish an unincorporated JV which provides CBI access on a preferred basis to the extensive, low cost capabilities of VPL in China. Total expenses for the nine months ended September 30, 2008 were $64,154 which represents sales and marketing costs. The JV will be jointly funded and managed once finalized. As of September 30, 2008, the current facilities are under construction with an anticipated completion date of mid-2009.

NOTES TO FINANCIAL STATEMENTS (continued)

Exercise of the Put Option

On July, 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, the Company received $500,000 in cash and 2,229,664 of VPL’s ordinary shares.

NOTE 11. DISCONTINUED OPERATIONS

On September 23, 2008, the Company’s wholly owned subsidiary, Exelgen Limited (“Exelgen”) entered into administration under the jurisdiction of the High Court of Justice, Bristol District Registry, Chancery Division, in the United Kingdom (the “High Court”). Exelgen filed a Notice of appointment of an administrator, appointing PricewaterhouseCoopers LLP effective September 23, 2008.

Administration is the United Kingdom’s insolvency process, which is governed by the Enterprise Act 2002. A company must be insolvent as defined in the Insolvency Act of 1986 in order to qualify for administration. Administration is designed to enable a business to be held together while plans are formed either to put in place a financial restructuring to rescue the company, or to sell the business and assets to produce a better result for creditors that would be achieved at liquidation. Exelgen is subject to the protection of the High Court and creditors’ enforcement actions and will be automatically stayed while the administrators formulate plans to the sell the business and assets.

The Company’s decision and approval by the Board of Directors to enter administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. Due to the lack of control of Exelgen by the Company, the Company has no further commitment to Exelgen.

As of September 23, 2008, the Company has deconsolidated the operations of Exelgen and recorded a loss related to the remaining net investment as a discontinued operation for the subsidiary.

NOTES TO FINANCIAL STATEMENTS (continued)

Assets and liabilities of the discontinued operation as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Assets of discontinued operations
Cash	$—	$145,473
Restricted Cash	—	646,773
Accounts receivable	—	1,387,296
Inventory, at fair value	—	2,062,460
Prepaids	—	535,556
Fixed assets	—	41,076

Total assets of discontinued operation	$—	$4,818,634

Liabilities of discontinued operation
Accounts payable	$—	$817,702
Other current liabilities	—	1,034,290
Customer deposits	—	495,177
Leases	—	2,089,193

Liabilities of discontinued operations	$—	$4,436,362

The components of the loss from the discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$341,328	$850,556	$1,731,169	$1,356,135

Cost of services	(1,023,678)	(902,740)	(2,325,441)	(1,286,303)

Gross Profit	(682,350)	(52,184)	(594,272)	69,832

Sales, general and administrative	127,891	580,576	316,176	842,164

Operating loss	(810,241)	(632,760)	(910,448)	(772,332)

Other income/(expense)	5,730	1,792	32,871	1,792

Interest expense	(23,950)	(200,131)	(121,148)	(236,971)

Loss on disposal of subsidiary	(293,298)	—	(293,298)	—

Loss from discontinued operation	$(1,121,759)	$(831,099)	$(1,292,023)	$(1,007,511)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. If the Company is unable to improve operating results and meet its debt obligations, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Commonwealth Biotechnologies, Inc. is a contract research organization that offers a comprehensive, integrated range of services for the discovery and development of therapeutics, vaccines and diagnostics by working as a partner with its customers in the global life sciences industries. Applying skills from its extensive experience serving life sciences companies worldwide, CBI offers insight, innovation and project management capabilities to customers, whether pharmaceutical giants or emerging biotechnology companies.

CBI operates through four business units; (1) CBI Services, a discovery-phase contract research organization; (2) Fairfax Identity Laboratories, a DNA reference business; (3) Mimotopes Pty Ltd, Melbourne, Australia, a peptide and discovery chemistry business; and (4) Venturepharm Asia, Beijing, China, a contract research joint venture specializing in process scale-up, formulation development, cGMP manufacturing and clinical trial management.

The Company seeks to grow through the:

•	Realization of cost synergies and revenue synergies that will accelerate cash flow growth;

•	Provision of a trained and experienced sales and marketing force with offices located across the United States and Australia; and

•	Alignment of business product and service capabilities with industry growth.

Outside of organic revenue growth in the Company’s core focus areas, the Company actively evaluates potential acquisitions which are complementary to our existing platform technologies and corporate expertise. Any new potential acquisition is carefully analyzed with regard to its revenue and expense impact on the Company, whether it poses significant growth potential for the Company, whether it is accretive to CBI’s shareholders, and whether the new company can be readily managed while retaining key personnel.

The joint venture with VPL, China’s largest listed contract research organization, has significant revenue and earnings potential for CBI. The establishment of the new facilities and the sourcing of staff for the joint venture has progressed steadily. Two new state-of-the-art R&D and pre-clinical facilities have been procured in Jiangsu province, China. Management believes that the combination of CBI’s expertise in drug discovery services and reliable project management combined with the capacity and cost advantages will allow the Company to compete on both price and quality in this rapidly growing market. As of September 30, 2008, the current facilities remain under construction with an anticipated completion date of mid-2009.

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. If the Company is unable to improve operating results and meet its debt obligations, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007.

Revenues

Total revenues indicate modest gains across nearly all revenue categories in comparison to the respective 2007 Quarter. For reporting purposes, Exelgen results have been excluded and are presented separately as discontinued operations within the financial statements. Growth in peptide and genetic identity sectors primarily contributed to these gains. The Company experienced fluctuations in all revenue categories against the prior year Quarter. These fluctuations are generally the result of common factors associated with contract revenue. The continuation of existing projects or engagement of future projects is usually dependent upon the customer’s satisfaction with scientific results provided in the initial phases of the scientific program and other factors outside of the Company’s control to include timing of product development and commercialization programs of the customer. The combined impact of commencement and termination of research contracts from several large customers can result in large fluctuations in financial performance.

Total revenues increased by $76,523 or 3.6% from $2,130,291 during the third Quarter of 2007 to $2,206,814 during the third Quarter of 2008.

Revenues realized from commercial contracts decreased by $134,486 or 11.4%, from $1,181,355 in the 2007 Quarter to $1,046,869 in the 2008 Quarter. Growth in peptide revenues and the completion of a significant Synphase order provided an increase of $101,964 in commercial revenue for Mimotopes. CBI Services experienced a decrease in commercial revenues of $236,450. The decrease reflects the re-allocation of budget funds shifted toward the private sector area where higher profit margins can be achieved.

Revenues realized from government contracts increased by $91,107 or 17.9%, from $509,229 in the 2007 Quarter to $600,336 in the 2008 Quarter. The addition of four new bio-security based government contracts awarded in the current year led to the increase.

Genetic identity revenues increased by $209,734 or 63.0%, from $332,680 in the 2007 Quarter to $542,414 in the 2008 Quarter. The genetic identify sector has grown both organically and through the expansion of service into the global market.

Clinical testing revenues decreased by $38,392 or 80.4%, from $47,743 in the 2007 Quarter to $9,351 in the 2008 Quarter. This decrease resulted from the completion of a clinical trial during the first quarter of the 2008 year.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased slightly by $3,282 or 0.2%, from $1,862,724 in the 2007 Quarter to $1,866,006 in the 2008 Quarter. Cost of services as a percentage of revenue decreased from 87.4% in the 2007 Quarter to 84.6% in the 2008 Quarter. This decrease is reflective of management’s continuing effort to reduce expenses, monitor costs and capitalize on cost synergies across the Company.

Direct labor decreased by $10,704 or 2.0%, from $534,746 in the 2007 Quarter to $524,042 in the 2008 Quarter. The cost of direct labor as a percentage of revenue decreased from 25.1% in the 2007 Quarter to 23.7% in the 2008 Quarter. The decrease as a percentage of revenue primarily relates to the shift in revenues that are less labor intensive in nature.

Direct materials increased by $180,663 or 41.1% from $439,825 in the 2007 Quarter to $620,488 in the 2008 Quarter. The cost of direct materials as a percentage of revenue increased slightly, from 20.7% in the 2007 Quarter to 28.1% in the 2008 Quarter, respectively. This increase, as a percentage of revenue, correlates to the shift in revenues which are less labor intensive and rely on the a greater usage of materials.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $166,677 or 18.8% from $888,153 in the 2007 Quarter to $721,476 in the 2008 Quarter. The cost of overhead as a percentage of revenue decreased from 41.7% in the 2007 Quarter to 32.7% in the 2008 Quarter. Cost reduction strategies implemented by management have benefited the Company in its ability to offset overall overhead costs.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased $333,386 or 35.4%, from $941,357 in the 2007 Quarter to $1,274,743 in the 2008 Quarter.

Total selling and marketing costs increased by $102,203 or 20.4%, from $500,880 in the 2007 Quarter to $603,083 in the 2008 Quarter. Business development, as part of the reorganization of the Company’s sales and marketing department, contributed to this increase in an effort to expand growth through market awareness.

Total general and administrative expenses increased by $231,183 or 52.6%, from $440,477 in the 2007 Quarter to $671,660 in the 2008 Quarter. As a percentage of revenue, these costs were 30.4% and 20.7% in the 2007 and 2008 Quarters, respectively. Increased fees are representative of additional costs rendered in connection with the prior year acquisitions and current year activities pertaining to VPL.

Other Income (Expenses)

Interest income has decreased by $15,525 or 89.7% from $17,300 during the 2007 Quarter to $1,775 in the 2008 Quarter resulting from the decrease in interest earning investments. In addition, the Company had an exchange loss of $11,188 in the 2007 Quarter.

Other expenses incurred by the Company include interest, amortization and loss on investment. Interest expense and amortization increased by $350,487 or 271.7% from $128,976 in the 2007 Quarter to $479,463 in the 2008 Quarter. The increase results from approximately $304,000 in interest costs on the December 2007 issuance of convertible debt in a subscription agreement between the Company and LH Financial. Also, the Company realized a loss of $51,861 on the sale of investments during the 2008 Quarter.

Discontinued Operations

On September 23, 2008, the Company’s wholly owned subsidiary, Exelgen Limited (“Exelgen”) entered into administration under the jurisdiction of the High Court of Justice, Bristol District Registry, Chancery Division, in the United Kingdom (the “High Court”). Exelgen filed a Notice of Appointment of an Administrator, appointing PricewaterhouseCoopers LLP effective September 23, 2008.

Administration is the United Kingdom’s insolvency process, which is governed by the Enterprise Act 2002. A company must be insolvent as defined in the Insolvency Act of 1986 in order to qualify for administration. Administration is designed to enable a business to be held together while plans are formed either to put in place a financial restructuring to rescue the company, or to sell the business and assets to produce a better result for creditors that would be achieved at liquidation. Exelgen is subject to the protection of the High Court and creditors’ enforcement actions and will be automatically stayed while the administrators formulate plans to the sell the business and assets.

The Company’s decision and approval by the Board of Directors to enter Administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In the coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. The Company reported a loss from discontinued operations of $1,121,759 in the 2008 Quarter compared to $831,099 during the 2007 Quarter with the Exelgen operation.

Extraordinary Loss

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial, which may require shareholder approval. The Company reported an extraordinary loss of $1,202,419 for the extinguishment of debt relative to the modification of the original agreement in September 2008 (See Item 1, Note 8).

Results of Operations

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007.

Revenues

Total revenues indicate modest gains across nearly all revenue categories in comparison to the respective 2007 Period. Increased revenues are mainly reflective of additional sales achieved through the acquisition of Mimotopes. For comparative reporting purposes, the 2007 Period reflects seven months of results for Mimotopes as this acquisition was completed in February 2007. In addition, Exelgen results have been excluded and are presented separately as discontinued operations within the financial statements.

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

Total revenues increased by $930,912 or 14.5% from $6,420,718 during the 2007 Period to $7,351,630 in the 2008 Period.

Revenues realized from commercial contracts increased by $514,352 or 14.2%, from $3,620,299 in the 2007 Period to $4,134,651 in the 2008 Period. As mentioned in the quarterly analysis, this increase is primarily attributable to growth in peptide sales and the signing of a significant Synphase order earlier in the year by Mimotopes. Commercial revenue for CBI Services decreased by $153,849 or 10.6%, the decrease is primarily due to the re-allocation of budget funds shifted towards the private sector area where higher profit margins can be achieved.

Revenues realized from government contracts remained relatively constant with a minimal decrease of $1,238, or 0.1%, from $1,292,149 in the 2007 Period to $1,290,911 in the 2008 Period.

Genetic identity revenues have increased by $390,922 or 37.2% from $1,051,272 in the 2007 Period to $1,442,194 in the 2008 Period. As previously mentioned in the Quarterly analysis, this sector has promoted growth both organically and through the expansion of services into the global market.

Clinical services increased by $61,088 or 23.1%, from $264,120 in the 2007 Period to $325,208 in the 2008 Period. This increase relates to the continuation of an existing phase I clinical trial that extended into the first Quarter of 2008.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased slightly by $228,581 or 4.3%, from $5,305,868 in the 2007 Period to $5,534,449 in the 2008 Period. Cost of services as a percentage of revenue decreased from 82.6% in the 2007 Period to 75.3% in the 2008 Period. This decrease is reflective of management’s continued effort to reduce expenses, monitor costs and capitalize on cost synergies that exist across the Company.

Direct labor remained relatively constant with a minimal decrease of $1,086 or 0.1%, from $1,621,815 in the 2007 Period to $1,620,729 in the 2008 Period. In addition, the cost of direct labor as a percentage of revenue decreased from 25.3% in the 2007 Period to 22.1% in the 2008 Period. The decrease as a percentage of revenue primarily relates to the shift in revenues that are less labor intensive in nature

Direct materials increased by $372,885 or 28.7%, from $1,299,151 in the 2007 Period to $1,672,036 in the 2008 Period. Costs of materials as a percentage of revenue increased slightly, from 20.2% to 22.7% in the 2007 and 2008 Periods, respectively. This increase, as a percentage of revenue, correlates to the shift in revenues which are less labor intensive and rely on a greater usage of materials.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies, indirectly related to a particular project. Overhead decreased by $143,218 or 6.0%, from $2,384,902 in the 2007 Period to $2,241,684 in the 2008 Period. The cost of overhead as a percentage of revenue decreased from 37.1% in the 2007 Period to 30.5% in the 2008 Period. Cost reduction strategies implemented by management have benefited the Company in its ability to offset overall company costs including overhead.

Sales, General and Administrative

Sales, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. Total SGA costs increased $945,234 or 34.4%, from $2,745,855 in the 2007 Period to $3,691,089 in the 2008 Period.

Total sales and marketing costs increased slightly by $16,801 or 2.2%, from $750,187 in the 2007 Period to $766,988 in the 2008 Period.

Total general and administrative expenses increased by $928,433 or 46.5%, from $1,995,668 in the 2007 Period to $2,924,101 in the 2008 Period. As a percentage of revenue, these costs increased from 31.1% in the 2007 Period to 39.8% in the 2008 Period. Of significance, the Company incurred higher costs associated with professional and consulting fees in the 2008 Period. Increased fees are representative of additional services rendered in connection with the prior year acquisitions and current year activities pertaining to VPL.

Other Income (Expenses)

Interest income has decreased by $49,284 or 80.2%, from $61,427 in the 2007 Period to $12,143 in the 2008 Period resulting from a decrease in interest earning investments.

Other expenses incurred by the Company include interest, amortization and exchange gains and losses. Interest and amortization increased by $1,022,571 or 366.1%, from $279,361 in the 2007 Period to $1,301,932 in the 2008 Period. The increase is mainly attributable to approximately $1,163,000 of interest costs on the December 2007 issuance of convertible debt in a subscription agreement between the Company and LH Financial.

Discontinued Operations

On September 23, 2008, the Company’s wholly owned subsidiary, Exelgen Limited (“Exelgen”) entered into administration under the jurisdiction of the High Court of Justice, Bristol District Registry, Chancery Division, in the United Kingdom (the “High Court”). Exelgen filed a Notice of Appointment of an Administrator, appointing PricewaterhouseCoopers LLP effective September 23, 2008.

Administration is the United Kingdom’s insolvency process, which is governed by the Enterprise Act 2002. A company must be insolvent as defined in the Insolvency Act of 1986 in order to qualify for administration. Administration is designed to enable a business to be held together while plans are formed either to put in place a financial restructuring to rescue the company, or to sell the business and assets to produce a better result for creditors that would be achieved at liquidation. Exelgen is subject to the protection of the High Court and creditors’ enforcement actions and will be automatically stayed while the administrators formulate plans to the sell the business and assets.

The Company’s decision and approval by the Board of Directors to enter Administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In the coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. The Company reported a loss from discontinued operations of $1,292,023 and $1,007,511 for the nine months ended September 30, 2008 and 2007 respectively.

Extraordinary Gain

The Company reported an extraordinary gain from the purchase of Exelgen during the 2007 Period. The purchase price of Exelgen was $1,268,899 (including acquisition costs). Total assets acquired amounted to $7,450,991 and the Company assumed liabilities of $5,193,557 resulting in negative goodwill of $988,515 which is recorded as an extraordinary gain on the statement of operations.

Extraordinary Loss

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial, which may require shareholder approval. The Company reported an extraordinary loss of $1,202,419 for the extinguishment of debt relative to the modification of the original agreement in September 2008 (See Item 1, Note 8).

Liquidity and Capital Resources

Total losses for the Company were $5,710,000 and $1,934,384 for the nine months ended September 30, 2008 and 2007 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2008 and 2007, losses from continuing operations were $3,215,558 and $1,915,388 respectively. Losses resulting from the discontinued operation were $1,292,023 and $1,007,511 respectively.

If the Company is unable to improve operating results and meet its debt obligations, it may have to cease its operations. The Company generated negative cash flows in the both of the comparative Periods, $1,797,070 in 2008 and $780,516 in 2007. Net working capital as of September, 30 2008 and December 31, 2007 was $(1,533,970) and $1,421,602 respectively. The negative working capital in the current Period is primarily due to continuing losses and increased debt obligations in 2008. See Item 1, Note 8 for additional detail on long term debt.

As of September 30, 2008, the Company had $736,840 in cash and cash equivalents, this resulted in a 30.9% decrease over the cash balance at September 30, 2007. This decrease is primarily due to cash transferred to Exelgen prior to the decision to discontinue the operation which should improve cash flows going forward.

The 2008 Period reflects cash used by operating activities of $1,670,805 as compared to cash used by operating activities of $1,483,943 during the 2007 Period. The increase over the prior period resulted from additional operating losses sustained by the Company.

Cash provided by investing activities for the 2008 Period was $30,616 in comparison to cash provided by investing activities of $2,668,817 in the 2007 Period. The net change relates primarily to net cash acquired in the acquisition of Exelgen offset by the cost of acquiring Mimotopes. In addition, current year activities reflect management’s decision to reduce the purchase of capital expenditures in 2008.

Cash used in financing activities for 2008 was $153,563 as compared to cash used of $2,203,688 in the 2007 Period. During the 2008 year, the Company entered into multiple debt agreements providing $1 million of proceeds to offset current losses. In addition, the Company reduced the principal amount on the mortgage through a one-time payment of $400,000 as required by the lender. Elimination of capital lease payments associated with the discontinued operation are estimated to reduced the cash outflow of the Company by over $1 million over the next twelve months.

The elimination of the Exelgen operation should benefit the Company’s overall cash position. Additional cash resources will no longer be needed for the payments of the capital leases. The Company estimates a savings of over $1 million over the remaining life of the Exelgen leases which were due to expire in December 2009. The $1 million will now be used for the remaining operations in Virginia and Australia.

During 2009, the Company will re-negotiate its outstanding mortgage debt which becomes due in November 2009 including any non compliance upcoming covenants which could cause the Company to be in default. The Company also believes that it will be able to eliminate its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment, assuming that the Company will receive shareholder approval to issue common stock, should such approval be required.

Management has taken necessary steps to improve the cash flow and liquidity of the Company. In the past year, the Company has reduced personnel levels and marketing expenditures, curtailed costs, deferred directors’ fees and a portion of employees’ salaries. The company has also reduced or delayed expenditures on items deemed non-critical to operations. In addition, the Company evaluates consolidated activities for each operation and takes advantages of opportunities where synergies exist. During 2008, the Company implemented a Profit Recovery Plan which outlines clear objectives related to the following:

•	Strengthening of cash position to protect solvency through cost reduction efforts

•	Maximizing revenue contracts in pharmaceutical and governmental sectors

•	Monitoring monthly operations against budget projections

•	Increase in sales

Increased efforts to isolate areas of costs savings will remain a high priority into future periods for the Company.

On November 25, 2008, the Registrant issued a press release announcing that on November 20, 2008 it was notified by the NASDAQ Stock Market (“NASDAQ”) that it is no longer in compliance with NASDAQ Marketplace Rule 4310(c)(14), due to its failure to file its Form 10-Q for the period ended September 30, 2008 (the “Periodic Report”). The NASDAQ staff requested that, on or before January 20, 2009, the Registrant submit its specific plan to regain compliance with all listing requirements. Following a review of this plan, the NASDAQ staff can grant the Registrant an exception, up to 180 calendar days from the due date of the Periodic Report, or until May 18, 2009, to regain compliance. If the NASDAQ staff determines that it is not appropriate to provide the Registrant with an exception, the NASDAQ staff will provide the Registrant with written notice that the Registrant’s securities will be delisted. At that time, the Registrant may appeal the decision to a NASDAQ Listing Qualifications Panel.

In October 2008, NASDAQ Marketplace placed a temporary hold on Rule 4310(c)(4), which requires a listed business’ shares to close above $1 at least once in a 30 day period. The temporary hold is to remain in place until January 16, 2009. To the extent that the Company does not meet the requirements of Rule 4310(c)(4) after January 16, 2009, the Company may be subject to delisting.

The Company’s business has undergone substantial change in relation to size, scale and scope of activities. During this time, the Company has developed significant capacity in peptide chemistry through the acquisition of Mimotopes. This strategic transaction complements the core capabilities in genomics and proteomics at CBI Services and FIL. In addition, significant resources have been invested in the establishment of Venturepharm Asia. The Company views this relationship as a key strategy in expanding production capabilities and services which will further the Company’s ability to compete in the global market.

Off-balance sheet arrangements

The Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

A summary of the Company’s critical accounting policies follows:

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

Goodwill

Goodwill is recognized for the excess of purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company reviews and accounts for the impairment of goodwill in accordance with SFAS No. 142. Goodwill that has an indefinite useful life is not amortized, but instead is tested for impairment at least annually or whenever circumstances indicate potential impairment by comparing the carrying value of the reporting unit to its estimated fair value. The Company bases its estimates of fair value on projected cash flows. At September 30, 2008, the Company had $2,952,995 in goodwill related to the acquisitions of Fairfax Identity Labs in 2004 and Mimotopes in 2007. For the year ended December 31, 2007 and Period ended September 30, 2008, an analysis was performed, due to the current conditions of the company to determine if there was impairment of goodwill. As of December 31, 2007 and September 30, 2008, there was no impairment. Based upon the financial condition of the Company, annual testing at December 31, 2008 may reflect possible impairment of goodwill.

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non current assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write off the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. As of September 30, 2008, no impairment charges were required. Based upon the financial condition and recent operating trends of the Company, future impairment of long-lived assets is possible.

Corporate Guidance

As a consequence of the Sarbanes-Oxley Act, the NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ which include:

•	CBI’s Board is composed of four independent and two employee directors.

•	The independent directors serve on the three principal committees: Audit, Compensation and Nominating.

•	The independent directors meet in executive session at each quarterly Board meeting.

•	At least one independent director, Mr. Samuel P. Sears, who serves on the Audit Committee, meets all of the requirements as defined by the SEC for being a “financial expert.”

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy,

•	the development and implementation of the Company’s long-term business goals,

•	federal, state, and local regulatory environment,

•	lack of demand for the Company’s services,

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house,”

•	potential cost containment by the Company’s customers resulting in fewer research and development projects,

•	the Company’s ability to receive accreditation to provide various services, including, but not limited to paternity testing

•	the Company’s ability to hire and retain highly skilled employees,

•	the Company’s ability to raise additional equity financing, and

•	the Company’s inability to pay debt obligations.

Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4/4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President, Finance (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2008 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting

In connection with the preparation of this Form 10-Q, management identified deficiencies in the design or operation of its internal controls that resulted in a material weakness. The material weakness was due to insufficient resources in the accounting and finance department resulting in ineffective review and preparation of its condensed consolidated financial statements including an inability to account properly for complex transactions.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management and Audit Committee are assessing the necessary resources required to properly prepare and review the financial statements. The resources being reviewed include additional staffing and/or identifying outside consultants to assist management in the preparation of the condensed consolidated financial statements.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Officer’s Severance Agreement for James H. Brennan (11)

10.14	Second Amended and Restated Employment Agreement for James H. Brennan (12)

10.15	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (13)

10.16	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (14)

10.17	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (15)

10.18	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (16)

31.1	Certification of Paul D’Sylva, Ph.D.(17)

31.2	Certification of James H. Brennan(17)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D.(17)

32.2	Section 906 Certification of James H Brennan (17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, August 15, 2005, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, March 31, 2006, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, January 5, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, February 10, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated August 6, 2008, File No. 001-13467.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, January 8, 2008, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, April 2, 2008, File No. 001-13467.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, September 10, 2008, File No. 001-13467.
(16)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.
(17)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Vice President Financial Operations and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Officer’s Severance Agreement for James H. Brennan (11)

10.14	Second Amended and Restated Employment Agreement for James H. Brennan (12)

10.15	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (13)

10.16	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (14)

10.17	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (15)

10.18	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (16)

31.1	Certification of Paul D’Sylva, Ph.D.(17)

31.2	Certification of James H. Brennan(17)

32.1	Section 906 Certification of Paul D’Sylva, Ph.D.(17)

32.2	Section 906 Certification of James H Brennan(17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, August 15, 2005, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, March 31, 2006, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, January 5, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated, February 10, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated August 6, 2008, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.
(16)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.
(17)	Filed herewith.