Form 10-K
period 2008-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2009-03-31
CIK 1042418

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on June 30, 2008 was approximately $7,692,620, based on the closing sales price of the shares of $1.38 per share, as reported on the NASDAQ Capital Market on June 30, 2008, multiplied by the number of shares outstanding on that date (5,574,362).

As of March 31, 2009, there were 6,666,449 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 15, 2009 are incorporated by reference into Part III of this Form 10-K. Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Part II of this Form 10-K.

PART I

Item 1.	Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete suite of discovery and development services and chemistry and biology products through its subsidiary companies: CBI Services, Fairfax Identity Labs (“FIL”) and Mimotopes Pty Limited (“Mimotopes”). In April of 2008, the company entered into a joint venture with Beijing-based, VenturePharm Laboratories, Ltd. (“VPL”) in order to offer high throughput, low cost drug discovery services through new facilities in China. As of September 23, 2008 Exelgen Limited (“Exelgen”) (formerly Tripos Discovery Research Ltd) was closed as recorded on the annual statements as a discontinued operation.

Going Concern

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

Total losses for the Company were $9,862,746 and $2,758,101 for the years ended December 31, 2008 and 2007 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the year ended December 31, 2008 and 2007, losses from continuing operations were $8,570,723 and $2,979,800 respectively. Losses resulting from the goodwill impairment amounted to $3,152,739 in 2008. Losses resulting from the extinguishment of debt were $1,202,419 in 2008. Losses resulting from the discontinued operation in 2008 and 2007 were $1,292,023 and $561,134 respectively. In 2007, the Company reported a gain from the purchase of Exelgen in the amount of $782,833.

The Company generated negative cash flows of $2,290,159 in 2008, compared to an increase in cash of $1,129,540 in 2007. Net working capital as of December 31, 2008 and December 31, 2007 was ($5,256,055) and $1,421,602 respectively. The negative working capital is primarily due to continuing losses and increased debt obligations in 2008.

As of December 31, 2008, the Company had $243,751 in cash and cash equivalents, which was an 89.9% decrease over the cash balance at December 31, 2007. This decrease is primarily due to cash utilized by Exelgen prior to the decision to discontinue the operation. Management believes the discontinuation of the Exelgen operations should improve cash flows going forward.

Cash used by operating activities was $1,366,425 in 2008 as compared to cash used by operating activities of $867,728 in 2007. The increase resulted from additional operating losses sustained by the Company.

Cash provided by investing activities for 2008 was $52,258 in comparison to cash provided by investing activities of $2,211,069 in 2007. The net change relates primarily to net cash acquired in the acquisition of Exelgen offset by the cost of acquiring Mimotopes. In addition, the 2008 activities reflect management’s decision to reduce the purchase of capital expenditures.

Cash provided by financing activities for 2008 was $185,865 as compared to cash used of $508,849 in the 2007 Period. During 2008, the Company entered into multiple debt agreements providing $1,000,000 of proceeds to offset current losses and debt payments. The Company reduced the principal amount on the mortgage through a one-time payment of $400,000 as required by the lender. Elimination of capital lease payments associated with the discontinued operation is estimated to reduce the cash outflow of the Company by over $1 million over the next twelve months.

The elimination of the Exelgen operation should benefit the Company’s overall cash position. Additional cash resources will no longer be needed for the payments of the capital leases. The Company estimates a savings of $1.1 million over the remaining life of the Exelgen leases which were due to expire in December 2009.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with upcoming covenants which could cause the Company to be in default. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

Management has taken steps to improve the cash flow and liquidity of the Company. The Company has discontinued Exelgen operations, which entered into administration (See Note 14) as well as reduced personnel levels and marketing expenditures, curtailed costs, deferred directors’ fees and a portion of employees’ salaries. The Company has also reduced or delayed expenditures on items deemed non-critical to operations. In addition, the Company evaluates consolidated activities for each operation and takes advantage of opportunities where synergies exist. During 2008, the Company implemented a Profit Recovery Plan which outlines clear objectives related to the following:

•	Strengthening of cash position to protect solvency through cost reduction efforts

•	Maximizing revenue contracts in pharmaceutical and governmental sectors

•	Monitoring monthly operations against budget projections

•	Increase in sales

The cash position of the Company will again remain uncertain in 2009. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restrict all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations, that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources or that any funds received would suffice to improve the Company’s financial condition.

During the last year, the Company’s business has undergone substantial change in relation to size, scale and scope of activities. The Company has developed significant capacity in peptide chemistry through the acquisition of Mimotopes. This strategic transaction complements the core capabilities in genomics and proteomics at CBI Services and FIL. In addition, resources have been invested in the establishment of VenturePharm Asia. The Company views this relationship as a key strategy in expanding production capabilities and services which will further the Company’s ability to compete in the global market.

As a result of the above, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2008 financial statements. These financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Business Units

Revenues from all four business units are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world. This arrangement distinguishes CBI from many other biotechnology companies in that revenues are derived from services rather than from the successful commercialization of a new biotechnology product. CBI believes that Mimotopes, CBI Services and FIL have all developed a strong reputation as leading providers in their respective markets. In 2008 CBI entered into a joint venture with VPL in anticipation of being able to provide scale and scope to its current offerings. The operations, areas of expertise and value proposition of the different entities which constitute CBI are outlined below:

At its Richmond location, CBI Services’ core competencies are in the area of genomics and proteomics, principally serving the early stage research and development needs of its clients. These support true drug discovery at the most fundamental stage but also support many of the pre-clinical needs of our clients and, most recently, several clinical trials are being supported. We provide these services under the FDA’s Good Laboratory Practices (“GLP”) Guidelines (21 CFR Part 58). CBI is also able to provide clinical trial support under Good Clinical Practices (“GCP”) Guidelines by virtue of its Clinical Laboratory Improvement Act (“CLIA”) certification. Finally, CBI is increasing its capability to provide Good Manufacturing Practices (“GMP”) support for drug product release and drug product testing criteria.

A unique feature of the Richmond location is its Bio-Safety Level 3 (“BSL-3”) laboratory and its CDC Registration for Select Agents. The Company has capabilities in the area of bacterial and viral organisms and a very strong program in bio-threat toxin analysis. This capability has been at the core of the Company’s government-based contracts.

Also at the Richmond location is Fairfax Identity Laboratories (“FIL”). FIL has been at the forefront of DNA technology of profiling for identity since it opened its doors in 1990. FIL’s rigorous standards are designed to provide credible evidence that affects decisions regarding criminal trials, paternity, immigration, estate settlement, adoption, and other issues of identity. FIL provides Forensics, Paternity and Convicted Offender DNA Index System (“CODIS”) services to government and private concerns. FIL is accredited by the American Association of Blood Banks, the National Forensic Science Technology Center, and the Department of Health, State of New York. All testing is done under CLIA guidelines. Its employees have extensive laboratory and courtroom experience.

The Melbourne-based Mimotopes Pty Ltd was acquired by CBI in 2007. It provides world class research grade peptide synthesis and analysis. This location also has several proprietary technologies for the preparation of peptide and small molecule libraries for drug discovery and for epitope analysis in support of its clients’ vaccine development programs. Mimotopes also has a formal peptide alliance with Genzyme Pharmaceuticals, a world class provider of GMP pharmaceutical grade peptides and also enjoys a strong relationship with GL Biochem, a Shanghai-based peptide synthesis and reagent company.

CBI’s China-based joint venture with VPL was signed in March 2008. To date, the facilities contemplated by the joint venture have not been completed, and no revenues have been generated, and CBI has received no assurances of when, if ever, it can expect to generate any revenues through the joint venture.

Target Markets

Each of CBI’s business units has its own distinct capabilities and market focus, although significant overlap exists between the customer bases. The markets served by each of the business units are shown below:

Business Unit	Market Segments Served	Applications
CBI Services	Government Biotechnology companies Pharmaceutical companies	Basic research Process research Immunology and vaccine development Drug development

Fairfax Identity Labs	Private individuals Medical community Legal community	Paternity and relationship testing Immigration testing Forensic DNA analysis

Mimotopes	Government Universities Biotechnology companies Pharmaceutical companies	Immunology and vaccine development Drug target screening Drug development

VenturePharm joint venture*	Biotechnology companies Pharmaceutical companies	Drug Development Pre-Clinical Support

*	As noted above, the VenturePharm joint venture has not yet generated any revenues from these, or any other, types of clients, and the Company cannot assure that any revenues will be generated.

All business units cater to the outsourcing requirements of pharmaceutical and biotechnology companies for reagents (such as peptides, proteins and small molecules), as well as drug research and development. The adoption of outsourcing by the pharmaceutical and biotechnology industries is driven by three major deliverables:

(1) Speed. Faster discovery results accelerate the time to fail or advance a drug through the development pipeline. Eliminating bad leads early or shaving weeks or months from the time it takes to get a drug to market can mean millions of dollars in cost savings.

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

Growth Strategy

Adapting to the changing landscape in the outsourcing industry will be the key to our future success. We will need to become strategic partners, not just service providers. While we have several of those kinds of relationships now, we must expand that client base by building on our already acknowledged ability to support our clients’ projects with insights and solutions by providing access to the wealth of intellectual capital at CBI. Innovative insights leads to innovative solutions.

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

All of CBI’s business units operate under strict Standard Operating Procedures (“SOPs”) which detail the particular technologies used to support projects. SOPs are made available to the customer upon request or, more commonly, are customized to meet their particular needs. In addition, CBI Services and FIL have instituted rigorous GLP reporting requirements, and have put in place the necessary features to meet all aspects of GLP compliance. The Quality Assurance Unit has enabled CBI Services and FIL to take on projects with customers who require adherence to compliance reporting. Other accreditations achieved by CBI Services and FIL include:

•	ISO/IEC 17025:2005 and forensic requirements for accreditation FRA 1 and FRA 2;

•	Forensic Quality Services accreditation for DNA forensic and CODIS analyses;

•	American Association of Blood Banking accreditation for Paternity DNA identify testing;

•	Department of Health, State of New York State Accreditation for forensic analyses;

•	An FBI-approved Laboratory Quality Assurance Program for microbial forensics;

•	College of American Pathologist testing certification for performance of molecular diagnostics;

•	Designated Basic Sentinel Lab of the Laboratory Response Network of Bioterrorism;

•	Compliance with and certification by CLIA for analysis of human samples;

•	Select Agent Registration with the Centers of Disease Control (“CDC”) and the United States Department of Agriculture (“USDA”);

•	Continuous successful operation of a CDC accredited BSL3 laboratory since 1996;

•	NRC license for use of radionuclides;

•	DEA approval for experimental use and storage of Schedules 1-6 controlled substances; and

•	EPA and Virginia DEQ compliance certifications.

Marketing

CBI believes that its business units have excellent customer service reputations. Sales and business development staff employ their technical know-how by way of a consultative/collaborative selling strategy and routinely assist clients with the design of their projects and synthesis of their products. In 2008, CBI companies boasted twelve of the top twenty global pharmaceutical companies as clients. However, marketing has been slow to develop at CBI, mainly due to limited resources. Much of the CBI’s marketing is done by word-of-mouth and internet sales, and a very large percentage of CBI’s business (more than 50% across the board) is due to repeat business from existing customers. CBI is focused on improving its formal marketing and sales efforts.

Intellectual Property

Each of CBI’s business units is primarily focused on fee-for-service offerings; various intellectual properties have developed that have resulted in U.S. and international patents. For example, CBI Services has patented a potential human pharmaceutical product, termed HepArrest®. HepArrest is designed as a hospital drug for use in reversing the anti-coagulant effects of heparin. HepArrest was under pre-clinical development leading to an Investigational New Drug (“IND”) application with a license partner, but on-going work has been interrupted while the Company’s licensing partner re-organizes its product portfolio. The Company has other intellectual properties in the form of issued and pending patents, many of which underpin the various technology platforms employed by the individual business units.

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

Employees

Worldwide, CBI employs 65 full-time staff in Richmond and Melbourne. CBI has an entrepreneurial executive management team with a wealth of scientific and commercial experience in the biotechnology and life science industries.

Partners and Partnerships

The experience of CBI’s staff coupled with its patented technology platforms and advanced laboratory facilities position the Company well for partnering with discovery companies and partners in drug development. CBI companies have developed strategic alliances with key life science companies, most notable being its partnership with Genzyme Pharmaceuticals. This relationship has created a brand that provides a total suite of peptide products and acts as an integrated “one-stop-shop” for peptide customers. In 2007, the alliance was listed as one of the top 5 leading global peptide providers in an independent analysis of the peptide industry (Bionest Partners, 2007). CBI is looking to adopt a similar partnering model with other industry partners.

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

Investor Relations

The Company is committed to presentation of its capabilities in appropriate forums, such as analyst conferences and forums.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

Facilities

CBI currently operates in two facilities, located in Richmond (Virginia) and Melbourne (Australia). The headquarters is located in Richmond. The Company owns its property in Richmond, subject to a mortgage held by Branch Banking and Trust Company (outstanding balance as of December 31, 2008 of $3,128,745). The Company owns its property in Melbourne and leases the land upon which it sits and leases. The addresses of the properties are set forth below:

Commonwealth Biotechnologies, Inc.

601 Biotech Drive

Richmond, Virginia 23235

Facility approximate monthly payment: $35,000; note matures November 2009

Mimotopes Pty Ltd

11 Duerdin Street

Clayton, Victoria 3168

Australia

Land monthly rent: $7,730; Mimotopes owns the building

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

Item 3.	Legal Proceedings.

CBI is not subject to any pending legal proceeding required to be disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders.

CBI held its annual shareholder meeting during the fourth quarter of 2008, on December 5, 2008. The following matters were considered and approved at the meeting. Proxies were solicited in favor of each of the below matters, and each matter was approved at the meeting.

(1)	To elect three Class II members of the Board of Directors, to serve a term expiring at the Annual Meeting of the Shareholders in 2011 or until his successor is duly elected and qualified;

(2)	To approve an amendment to the Commonwealth Biotechnologies, Inc. 2007 Stock Incentive Plan to remove any limitation on the number of shares a participant may receive as an award;

(3)	To ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008

As to the first matter, the three Class II members were elected by the number of votes set forth below:

Name	Votes Cast in Favor	Votes Cast Against/Withheld	Abstentions/Broker Non-votes
Bill Guo	5,622,033	278,491	0
Samuel P. Sears, Jr.	5,378,835	521,689	0
Daniel O. Hayden	5,753,962	146,562	0

As to the second matter, the shareholders approved the removal of the limitation by the number of votes set forth below:

Votes Cast in Favor	Votes Cast Against/Withheld	Abstentions/Broker Non-votes
3,493,677	966,017	1,435,650

As to the third matter, the shareholders approved the re-appointment of BDO Seidman, LLP as the Company’s independent registered accounting firm by the number of votes set forth below. Notwithstanding the foregoing, after BDO Seidman notified the Company of its decision to resign from serving in this capacity, the Company subsequently appointed Witt Mares, PLC as the Company’s independent registered accounting firm.

Votes Cast in Favor	Votes Cast Against/Withheld	Abstentions/Broker Non-votes
5,139,958	193,080	567,486

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The information is as set forth on page 3 the Company’s 2008 Annual Report to Shareholders under the caption “Stockholder Matters”, filed with the SEC as Exhibit 13.1 hereto.

Recent Sales of Unregistered Securities

Private Placement of Securities

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

The convertible notes are due July 31, 2009 and were initially convertible into 975,000 shares of common stock at the rate of $2.00 per share.

The Class A Warrants were initially exercisable for an aggregate of 975,000 shares of common stock, at an initial price of $2.85 per share, subject to adjustment as provided in the Class A Warrants. The Class A Warrants may be exercised beginning six (6) months after issuance and expire sixty-five (65) months after their date of issuance.

The Class B Warrants were initially exercisable for an aggregate of 243,750 shares of common stock, at an initial price of $5.00 per share, subject to adjustment as provided in the Class B Warrants. The Class B Warrants may be exercised beginning six (6) months after issuance and expire one (1) year after their date of issuance.

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

Modification, Waiver and Acknowledgement Agreement

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial for the convertible debt described above. The Modification Agreement restructured the terms of the Subscription Agreement to reduce the exercise price of the Class A Warrants from $2.85 to $0.71 per common share and the exercise price of the Class B Warrants from $5.00 to $1.01 per common share, subject to further reduction as described in the Transaction Documents and subject to compliance with NASDAQ Listing Standards. The Modification Agreement also restructured the terms of the Agreement as follows:

(1)	the conversion price for every 33% of remaining principal amount of each Investor’s pro rata portion of the Notes was reduced from $2.00 to $0.50 per common share, subject to further reduction as described in the transaction documents;

(2)	all interest accrued through March 31, 2008 on the debt shall be paid at a rate of 10% in shares of the Company’s common stock and all interest further accrued between April 1, 2008 and June 30, 2008 on the debt shall be paid at the rate of 12% in shares of the Company’s common stock; and

(3)	the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share, and the exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share, subject to further reduction as described in the Transaction Documents.

As a result of the above modification, the Company reported an extraordinary loss of $1,202,419 for the extinguishment of debt relative to the original beneficial conversion feature and debt discount. In addition, the Company recorded amortization of approximately $872,000 for the twelve months ended December 31, 2008. As of December 31, 2008, a new debt discount of $373,033 has been recorded against the convertible debt and will be amortized as interest expense over the life of the debt using the level yield method. For the twelve months ended December 31, 2008, the Company received notices of conversion for $145,000 in principal and $106,831 in interest resulting in the issuance of 352,946 shares of common stock.

Fornova Agreement

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (the “Note”) payable to Fornova Pharmaworld Inc. (the “Holder”). The maturity date of the Note is August 29, 2009. The Note has an interest rate of 10% per annum compounded monthly. The Company will pay interest on a monthly basis beginning on September 28, 2008. At any time between October 27, 2008 and August 21, 2009, the Holder may convert the Notes into shares of the Company’s Common Stock at a conversion price of $1.01 per share. Additionally, the Note features a call date of January 29, 2009. If exercised, the holder can call the Note in the amount of the outstanding principal balance plus accrued interest. If the holder’s call feature is exercised, the Company would most likely satisfy the debt and accrued interest with common stock. As of March 31, 2009, the holder did not exercise this feature of the note.

Equity Compensation Plan

The following table provides information about CBI’s equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	828,936	$5.27	1,217,519

Equity compensation plans not approved by security holders	0	0	0

Total	828,936	$5.27	1,217,519

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information is as set forth on pages 5 through 18 of the Company’s 2008 Annual Report to Shareholders under the caption “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” respectively, filed with the SEC as Exhibit 13.1 hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes thereto, together with the report of Witt Mares, PLC for 2008 and BDO Seidman, LLP for 2007, are set forth on pages 19 through 53 of the Company’s 2008 Annual Report to Shareholders, filed with the SEC as Exhibit 13.1 hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

BDO Seidman LLP (“BDO”) served as the Company’s independent public accountants for the fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. BDO opted to resign as the Company’s auditors on December 23, 2008. BDO’s reports on the Company’s financial statements for each of the last five fiscal years did not contain an adverse opinion or disclaimer of opinion. Similarly, BDO did not modify either such report as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and BDO regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. As disclosed in Forms 8-K filed with the SEC, because BDO notified the Company of its decision to resign, the decision to change accountants was not recommended or approved by the Company’s audit or other committee of the Board of Directors or by the Board itself.

The Company is not presently involved in any disagreements with its independent auditors on accounting financial disclosures.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

CBI maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. CBI evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934) under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Vice President of Financial Operations, as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Vice President of Financial Operations concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Management’s Annual Report on Internal Control Over Financial Reporting

CBI’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. CBI’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

CBI’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, CBI’s management believes that, as of December 31, 2008, CBI’s internal control over financing reporting is effective based on those criteria.

The annual report does not include an attestation report of CBI’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit CBI to provide only management’s report in the annual report.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2008 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Appointment Year
Bill Guo	45	Acting Chief Executive Officer, Chair and Director	2008
Richard J. Freer, Ph.D.	66	Chief Operating Officer and Director	1992
Robert B. Harris, Ph.D.	56	President
Thomas R. Reynolds	46	Executive Vice President
James H. Brennan	56	Vice President, Financial Operations
James D. Causey	56	Director	2004
Daniel O. Hayden	60	Director	2007
Paul D’Sylva, Ph.D.	39	Director	2007
Samuel P. Sears, Jr.	64	Director	2001
Eric Tao	42	Director	2009

Bill Guo MSc, MBA. Bill Guo is our acting Chief Executive Officer and Chairman of our Board of Directors. Mr. Guo is the Chairman and founder of VenturePharm Group, a leading full service pharmaceutical company in Asia, and led its flagship VenturePharm Laboratories (“HK.8225”) to become the first clinical research organization listed on the Hong Kong Stock Exchange. He has over 10 years global pharmaceutical industry experience from researcher to senior executive in North America at Johnson & Johnson, Novapharm and VenturePharm Canada. He has over 9 years of experience as an entrepreneur in China. Mr. Guo was a Ph.D. candidate in the Department of Pharmaceutics and was awarded an MSc degree in industrial pharmacy from the University of Toronto, Toronto, Canada, an MBA program certificate from Herriot Watt University, Toronto, Canada, and an Executive education certificate from Judge Business School, University of Cambridge, UK. Fortune magazine recognized him as one of the top emerging entrepreneurs in China. He was also recipient of various rewards: 2005 National Hero awarded by the State Council of China; one of the ten best management elites in China in 2004; one of the ten most influential individuals in business in China, 2005; distinguished entrepreneur awarded from overseas by government of China, 2005; sole winner of Youth Chinese Entrepreneur Award organized by Asia Business Week in 2003 and 2005 Entrepreneurs and innovation by BCC (British Chamber of Commerce). Mr. Guo’s term as a director runs through 2011, or until his successor is appointed.

Richard J. Freer, Ph.D. Since co-founding CBI in 1992, Dr. Freer has served as a director of CBI and, until 2008, as the Chairman of the Board of CBI. He assumed the role of Chief Operating Officer in 2002. From 1975 until 1997, Dr. Freer was employed in the Department of Pharmacology and Toxicology at Virginia Commonwealth University (“VCU”), first as an Associate Professor and then a full Professor. In addition, from 1988 through 1995, Dr. Freer was first Director and then Chair of the Biomedical Engineering Program. From 1996 through 1997, Dr. Freer served as Professor in VCU’s Department of Biochemistry and Molecular Biophysics. Dr. Freer received a bachelor’s degree in Biology from Marist College and a doctorate degree in Pharmacology from Columbia University. Dr. Freer’s term as a director runs through 2009, or until his successor is appointed.

Robert B. Harris, Ph.D. Since founding CBI in 1992, Dr. Harris has served as the President of CBI. Dr. Harris served as a director of CBI from 1992 through 2008. He also served as the Chief Executive Officer from 2002 to 2007. Until 1997, Dr. Harris was employed in the Department of Biochemistry and Molecular Biophysics at VCU, first as an Assistant, then Associate and finally a full Professor. Dr. Harris received a joint bachelor’s degree in Chemistry and Biology from the University of Rochester, and a master’s degree and a doctorate degree in Biochemistry/Biophysical Chemistry from New York University.

Thomas R. Reynolds. Mr. Reynolds currently serves CBI as Executive Vice President for Science and Technology. He assumed the role of CBI’s Secretary in 1998. Since the founding of CBI in 1992, Mr. Reynolds has served as Vice President and Senior Vice President. From 1987 until 1997, Mr. Reynolds served as Manager of the Nucleic Acids Core Laboratory at the Massey Cancer Center in the Department of Microbiology and Immunology at Virginia Commonwealth University. Mr. Reynolds received a Bachelor’s degree in Biology from the Pennsylvania State University.

James Brennan. Mr. Brennan became the Company’s Vice President, Financial Operations in January 2006. From December 1997 until January 2006, he served as the Company’s Controller. From 1996 to 1997, Mr. Brennan served as the Controller of Star Tobacco, a tobacco product manufacturer. From 1995, Mr. Brennan was the Controller for Herald Pharmacal, a manufacturer of skin care products. Mr. Brennan received a bachelor’s degree in Political Science from Mount St. Mary’s College and a master’s degree in Business Administration from Averett College.

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

Daniel O. Hayden. Mr. Hayden has been employed by Genzyme Corporation, Cambridge, Massachusetts (“Genzyme”), since 1999. Since 2003, Mr. Hayden has served as a Senior Vice President and General Manager of the Pharmaceuticals Business Unit of Genzyme. Prior to 2003, Mr. Hayden served Genzyme in a Vice President capacity. Genzyme is a leading, global biotechnology company, and its Pharmaceuticals Business Unit is a global specialty pharmaceutical chemicals business focused on the production of active pharmaceutical ingredients and intermediates in the lipid and peptide markets. Mr. Hayden serves as the Chairman of the internal Genzyme, Liestal Switzerland Board of Directors. Mr. Hayden’s term as a director runs through 2011, or until his successor is appointed.

Paul D’ Sylva, Ph.D. Dr. D’Sylva assumed the position of Chief Executive Officer of CBI in January 2007 and served in that position until 2009. Dr. D’Sylva served previously as the co-founder and Managing Director of PharmAust Limited. From 2001 to 2005, Dr. D’Sylva served as Director of Research and Development at Murdoch University. Dr. D’Sylva has a strong track record in raising investment capital for early stage business ventures and has led the development of a number of successful research joint-venture institutes, companies and funds. During his tenure at Murdoch University, he founded and directed the AU$12.5m Investment Fund – Murdoch Westscheme Enterprise Partnership, founded and directed the commercial consulting company MurdochLink Pty Ltd, and was involved in the establishment and governance of a number of key research centers and institutes. He sits on the advisory board of the Centre for Computational Comparative Genomics, a joint-venture research institute in Bioinformatics based at Murdoch University and retains a non-executive role at Murdoch University as an Adjunct Professor of Business. He received a Ph.D. from the University of Arizona in public finance and econometrics. Dr. D’Sylva’s term as a director runs through 2010, or until his successor is appointed.

Samuel P. Sears, Jr. Since March 1999, Mr. Sears has been in private practice as an attorney and has been providing business consulting services. From December 1998 through February 1999, Mr. Sears served as Vice Chairman of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutriceuticals to patients with chronic diseases. From 1995 through May 1998, Mr. Sears was Chief Executive Officer and Chairman to Star Scientific, Inc., a tobacco company focusing on demonstrating the commercial viability of potentially less harmful tobacco products. Mr. Sears is a graduate of Harvard College and Boston College Law School. Mr. Sears’ term as a director runs through 2011, or until his successor is appointed.

Eric Tao. On January 23, 2009, CBI appointed Mr. Eric Tao, Director and Chief Investment Officer of AGI Capital Group, Inc., to CBI’s Board of Directors. Mr. Tao graduated from Pomona College in 1989 and the University of California Hastings College of Law in 1995. In addition to his position with AGI Capital Group, Inc., Mr. Tao also serves as a member of the Board of Directors of Avant Housing, Hukilau, LLC, the Hawaii Chamber of Commerce of Northern California and the San Francisco YB Community Benefit District.

Audit Committee

The members of the Audit Committee as of December 31, 2008 were Samuel P. Sears, Jr., James D. Causey, Donald A. McAfee, Ph.D. Dr. McAfee resigned from CBI’s Board of Directors (and, consequently, the Audit Committee) on January 21, 2009. Each member of the Audit Committee is independent under the rules of the SEC and the NASDAQ Capital Market. The Board of Directors has determined that Samuel P. Sears, Jr., who is an independent director, is an “audit committee financial expert” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Exchange Act.

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

Item 11.	Executive Compensation.

The following table sets forth the compensation paid to or earned by (i) the Chief Executive Officer, and (ii) CBI’s two other most highly compensated executive officers (collectively, the “Named Executive Officers”) during each of CBI’s last two fiscal years:

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All other Compensation ($)		Total ($)
Richard J. Freer, Ph.D. COO	2008	167,900	—	12,557	43,800	—		224,257
	2007	215,250	—	85,927	—	14,666	(2)	315,843

Robert B. Harris, Ph.D. President	2008	191,500	—	12,557	24,800	7,816		236,703
	2007	215,250	—	6,307	32,187	10,067	(3)	231,624

Paul D’Sylva, Ph.D. CEO(4)	2008	162,500	—	6,250	—	16,588		185,338
	2007	156,628	—	—	52,400	60,011	(5)	269,039

(1)

Amounts reflect the dollar amount recognized for the fiscal years ended December 31, 2007 and December 31, 2006, in accordance with FAS123(R) and thus may include amounts from awards granted in prior fiscal periods.

(2)	Consists of $4,344 payment for life and disability insurance in 2008. Consists of $5,400 travel allowance, $8,544 for health insurance, and $722 payment for life and disability insurance in 2007.
(3)

Consists of $4,372 payment for health and dental insurance and a $3,444 payment for life and disability insurance in 2008. Consists of $5,400 travel allowance, a $3,881 payment for health and dental insurance and a $786 payment for life and disability insurance in 2007.

(4)	Dr. D’Sylva served as CBI’s CEO until January 23, 2009. Bill Guo currently serves as CBI’s acting CEO.
(5)

Consists of $15,568 payment for health and dental insurance and a $1,020 payment for life and disability insurance in 2008. Consists of $50,000 in relocation costs, a $9,225 payment for health and dental insurance and a $786 payment for life and disability insurance in 2007.

Director Compensation

The following table shows all cash compensation paid to CBI’s directors in 2008. Directors did not receive any compensation other than as stated in the chart below. Each option granted in the chart below has an exercise price of $2.32 and expires on March 22, 2018.

Name	Fees Earned or Paid in Cash	Options Received
Donald A. McAfee, Ph.D.(1)	$11,000	3,000
Daniel O. Hayden	$13,500	3,000
James D. Causey	$13,500	3,000
Samuel P. Sears, Jr.	$13,500	3,000

(1)	Dr. McAfee resigned from CBI’s Board of Directors on January 21, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the value of outstanding equity awards held by the Named Executive Officers as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Paul D’Sylva, Ph.D.	40,000	—	$2.09	02/21/2017	—		—

Richard J. Freer, Ph.D.	16,666		$9.90	10/28/2009	100,000	(2)	26,000
	16,666	—	$9.90	10/28/2010
	11,493		$9.90	10/28/2011
	7,069		$3.75	12/31/2011
	26,500	—	$3.85	11/09/2012
	7,885	—	$4.80	01/03/2018
	10,000		$3.30	11/13/2013
	10,000		$6.00	01/01/2017
	20,000		$4.35	01/01/2017

Robert B. Harris, Ph.D.	16,666		$9.90	10/28/2009
	16,666		$9.90	10/28/2010
	11,493		$9.90	10/28/2011
	12,619	—	$3.85	11/09/2011
	10,000		$3.30	11/13/2013
	10,000	—	$6.00	01/03/2015
	20,000	—	$5.35	02/03/2015
	3,943	—	$4.80	01/03/2016
	30,000		$2.48	01/03/2018

(1)	Based upon the closing price of CBI’s common stock on December 31, 2008, as reported by the NASDAQ Capital Market of $0.26 per share.
(2)	Restricted Shares vest in equal quarterly installments of 10,000 Shares beginning on January 1, 2010.

Employment Agreements

Notwithstanding the terms of the written employment agreements with the individuals described below, the following members of management voluntarily agreed (i) to defer salary from January through October 2008 until such time as the Company’s financial results improved and (ii) to receive a reduced salary in November and December 2008. To the extent the Company’s financial results improve, these individuals would receive the deferred salary (January through October) but would not receive the difference between the reduced salary and contractual salary (November and December).

PAUL D’SYLVA, PH.D.

As of January 1, 2008, CBI entered into an amended employment agreement with Dr. D’Sylva pursuant to which Dr. D’Sylva will serve as Chief Executive Officer. This agreement expired on January 23, 2009. On January 23, 2009, Dr. D’Sylva resigned as Chief Executive Officer and received 200,000 shares of restricted stock in the Company in lieu of other contractual rights discussed below. His previous employment agreement provided Dr. D’Sylva:

•	a base salary of at least $225,000, with any amount above such minimum level to be determined by the Board of Directors;

•	a grant, on January 1, 2008 and annually on January 1 for each subsequent year of his contract, of 50,000 restricted shares of common stock;

•

an annual bonus to be based upon financial performance criteria determined by the Board of Directors. Assuming full satisfaction of such financial performance criteria, the maximum cash bonus payable shall not be less than $25,000 per year;

•

a number of annual incentive stock option and restricted stock grants to be based upon financial performance criteria determined by the Board of Directors. Assuming full satisfaction of such financial performance criteria, Dr. D’Sylva is eligible to receive incentive stock options to purchase an aggregate of 10,000 Shares of common stock and 5,000 Shares of restricted common stock on a yearly basis. Such options and restricted Shares shall vest in three equal yearly installments beginning on the date that is one year following the date of grant;

•	a grant of 30,000 Shares of restricted common stock with such Shares vesting in annual installments on January 15, 2009, January 15, 2010, and January 15, 2011.

•	participation in any and all employee benefit plans.

Under the employment agreement, upon Dr. D’Sylva’s death, CBI was to pay Dr. D’Sylva’s beneficiary an amount equal to (i) one month’s salary, and (ii) a cash, option and restricted stock bonus with respect to that portion of our company’s fiscal year completed prior to Dr. D’Sylva’s death. In addition, upon Dr. D’Sylva’s death, all unvested, restricted Shares of CBI’s stock held by Dr. D’Sylva were to vest immediately.

If CBI terminated Dr. D’Sylva’s employment for any reason or if Dr. D’Sylva terminated his employment for “Good Reason,” as such terms are defined in the employment agreement, Dr. D’Sylva was entitled to (a) a lump cash sum equal to the aggregate amount of one years salary and (b) medical, dental and life insurance benefits for the same 12 month period. As noted above, Dr. D’Sylva elected to receive 200,000 shares of restricted stock in lieu of this benefit.

To the extent a “Change-of-Control,” as such term is defined in the employment agreement, occurs during the term of the agreement, Dr. D’Sylva, at his sole option, may deem such event to be a termination of employment without Cause. As a result, Dr. D’Sylva would be entitled to receive (a) a lump cash sum equal to the aggregate amount of two years’ salary and (b) medical, dental and life insurance benefits for the same 24 month period. In addition, all unvested options and Shares of restricted stock held by Dr. D’Sylva will immediately vest.

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

RICHARD J. FREER, PH.D.

As of January 1, 2008, CBI entered into an amended employment agreement with Dr. Freer pursuant to which Dr. Freer will serve as Chairman of the Board and Chief Operating Officer. This agreement expires on December 31, 2011. The employment agreement provides Dr. Freer with:

•	a base salary of at least $202,500, with any amount above such minimum level to be determined by the Board of Directors;

•	a grant, on January 1, 2008 and annually on January 1 for each subsequent year of his contract, of 35,000 restricted shares of common stock;

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

If CBI terminates Dr. Freer’s employment for any reason or if Dr. Freer terminates his employment for “Good Reason,” as such terms are defined in the employment agreement, Dr. Freer is entitled to (a) a lump cash sum equal to the aggregate amount of one years salary and (b) medical, dental and life insurance benefits for the same 12 month period.

To the extent a “Change-of-Control,” as such term is defined in the employment agreement, occurs during the term of the agreement, Dr. Freer, at his sole option, may deem such event to be a termination of employment without Cause. As a result, Dr. Freer would be entitled to receive (a) a lump cash sum equal to the aggregate amount of two years’ salary and (b) medical, dental and life insurance benefits for the same 24 month period. In addition, all unvested options and Shares of restricted stock held by Dr. Freer will immediately vest.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This table below contains certain information about the beneficial owners known to CBI as of March 31, 2009 of more than 5% of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
VenturePharm Laboratories, Ltd (1) No 3 Jinzhuang Sijiqing Haidian District 100089 China	2,613,426	39.20%

(1)

As of August 19, 2008, VPL acquired the outstanding stock from PharmAust Chemistry LTD, an Australian Limited company. Total shares transferred were 2,150,000. On July, 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, the Company received $500,000 in cash and 2,229,664 of VPL’s ordinary shares.

This table demonstrates the alignment of the interests of CBI’s directors and executive officers with the interests of CBI’s shareholders by showing how much of CBI’s outstanding common stock is beneficially owned by CBI’s directors, each of the Named Executive Officers and all directors and Named Executive Officers as a group as of March 31, 2009. Except as otherwise noted, the beneficial owners listed have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)(1)
Paul D’Sylva, Ph.D.(2)	265,000	3.98
Richard J. Freer, Ph.D.(3)	326,753	4.90
Robert B. Harris, Ph.D.(4)	191,451	2.87
Samuel P. Sears, Jr.(5)	98,476	1.48
Donald A. McAfee, Ph.D.(6)	41,267	*
James D. Causey(7)	27,000	*
Daniel O. Hayden(8)	18,000	*
Bill Guo(9)	2,613,426	39.20
Eric Tao(10)	0	*
All directors and executive officers as a group (10 persons)(11)	3,581,373	53.72%

*	Less than 1%.
(1)

Applicable percentages are based on 6,666,449 shares outstanding on March 31, 2009. Also includes shares of common stock subject to options and warrants that may be exercised within 60 days of March 31, 2009. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information supplied by officers, directors, and principal shareholders and Schedule 13Gs filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, CBI believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

(6)

Mr. McAfee’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially held by Mr. McAfee includes currently exercisable options to purchase an aggregate of 35.029 shares of common stock. Dr. McAfee resigned from CBI’s Board of Directors on January 21, 2009.

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

(9)

Mr. Guo’s address is 601 Biotech Drive, Richmond, Virginia 23235. The number of shares deemed to be beneficially owned by Mr. Guo includes 2,613,426 shares held by VPL over which Mr. Guo exercises voting power.

(10)	Mr. Tao’s address is 601 Biotech Drive, Richmond, Virginia 23235.
(11)	Includes currently exercisable options and warrants to purchase an aggregate of 265,811 shares of common stock within 60 days of March 17, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On August 19, 2008, VPL acquired all of the Company’s common stock held by Chemistry. Concurrently therewith, the Company and VPL entered into a put agreement, exercised on July 7, 2008, pursuant to which the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In connection with these transactions, the Company appointed Bill Guo, VPL’s Chairman, as a director of the Company.

Item 14.	Principal Accountant Fees and Services.

BDO Seidman, LLP, was appointed by CBI to serve as CBI’s independent registered public accounting firm for fiscal 2007 and 2008. As noted above, BDO Seidman, LLP resigned as auditor but has provided services during fiscal 2008.

Audit services provided by BDO Seidman, LLP included the examination of the consolidated financial statements of CBI for 2007. In addition, BDO Seidman, LLP provided certain services relating to CBI’s quarterly reports for fiscal 2008.

Witt Mares, PLC, was appointed by CBI to serve as CBI’s independent registered public accounting firm for fiscal 2008. Audit services provided by Witt Mares, PLC for fiscal 2008 included the examination of the consolidated financial statements of CBI. In addition, Witt Mares, PLC provided certain tax-related services to CBI.

CBI’s audit committee pre-approved all services provided by BDO Seidman, LLP and Witt Mares, PLC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

For fiscal 2007, CBI paid BDO Seidman, LLP’s fees in the aggregate amount of $225,000, for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our Forms 10-QSB.

For fiscal 2008, CBI paid BDO Seidman, LLP’s fees in the aggregate amount of $107,000 for the quarterly reviews of the financial statements included in our Forms 10-Q/QSB.

For fiscal 2008, Witt Mares, PLC fees of $97,000, for the annual audit of our financial statements.

Audit Related Fees

For fiscal 2007, CBI paid BDO Seidman, LLP $34,000, for audit-related services.

For fiscal 2008, CBI paid BDO Seidman, LLP $4,600, for audit-related services.

Tax Fees

For fiscal 2007, CBI paid BDO Seidman, LLP $11,000, for tax services.

For fiscal 2008, CBI paid BDO Seidman, LLP $17,700, for tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Biotechnologies, Inc.

By:	/s/ Bill Guo
Bill Guo
Acting Chief Executive Officer

Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard J. Freer, Ph.D	Chief Operating Officer and Director	March 31, 2009
Richard J. Freer, Ph.D.	(Principal Executive Officer)

/s/ Bill Guo	Acting Chief Executive Officer and Director	March 31, 2009
Bill Guo

/s/ James H. Brennan	Vice President Financial Operations	March 31, 2009
James H. Brennan	(Principal Financial and Accounting Officer)

/s/ James P. Causey	Director	March 31, 2009
James P. Causey

/s/ Samuel P. Sears, Jr.	Director	March 31, 2009
Samuel P. Sears, Jr.

/s/ Daniel O. Hayden	Director	March 31, 2009
Daniel O. Hayden

	Director	March 31, 2009
Paul D’Sylva, Ph.D.

	Director	March 31, 2009
Eric Tao

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

1.	Employment Agreement between the Company and Paul D’Sylva, PhD. (1)

2.	Employment Agreement between the Company and Robert Harris, Ph.D. (2)

3.	Employment Agreement between the Company and Thomas R. Reynolds (3)

4.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (4)

5.	First Amended and Restated Employment Agreement between the Company and James H. Brennan (5)

7.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

8.	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (5)

9.	Officer’s Severance Agreement for James H. Brennan (6)

10.	1997 Stock Incentive Plan, as amended (7)

11.	2000 Stock Incentive Plan (8)

12.	2002 Stock Incentive Plan, as amended (9)

13.	2007 Stock Incentive Plan (10)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008), File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(10)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467

EXHIBIT INDEX

Exhibit Number	Description Of Exhibits
3(i).1	Articles of Incorporation of Commonwealth Biotechnologies, Inc. (1)

3(i).2	Articles of Amendment of Articles of Incorporation of Commonwealth Biotechnologies, Inc. (2)

3(ii).1	Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (3)

3(ii).2	Amendment to Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (4)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class A Warrant (5)

4.3	Form of Class B Warrant (5)

4.4	Form of Secured Convertible Promissory Note (5)

10.1	Subscription Agreement (5)

10.2	Security Agreement (5)

10.3	Stock Purchase Agreement by and among Commonwealth Biotechnologies, Inc., Pharmaust Limited and Pharmaust Chemistry Ltd. dated November 24, 2006 (6)

10.4	Voting and Lock-Up Agreement dated as of February 9, 2007 (7)

10.5	Registration Rights Agreement, dated as of February 9, 2007 (7)

10.6	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (8)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (8)

10.8	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (9)

10.9	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (10)

10.10	Employment Agreement for Robert B. Harris (11)

10.11	Employment Agreement between the Company and Thomas R. Reynolds (19)

10.12	First Amended and Restated Employment Agreement for James H. Brennan (12)

10.13	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (12)

10.14	Officer’s Severance Agreement for James H. Brennan (13)

13.1	Annual Report Ending Fiscal Year December 31, 2008 (20)

21.1	Subsidiaries of Commonwealth Biotechnologies, Inc. (14)

23.1	Consent of Witt Mares, PLC (20)

23.2	Consent of BDO Seidman, LLP (20)

31.1	Certification of Richard J. Freer, Ph.D. (20)

31.2	Certification of James H. Brennan (20)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (20)

32.2	Section 906 Certification of James H. Brennan (20)

99.1	1997 Stock Incentive Plan, as amended (15)

99.2	2000 Stock Incentive Plan (16)

99.3	2002 Stock Incentive Plan, as amended (17)

99.4	2007 Stock Incentive Plan (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 31, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 28, 2008, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2007, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-148942.
(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(18)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467.
(19)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008), File No. 001-13467.
(20)	Filed herewith.