Form 10-Q
period 2009-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2009-05-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(804) 648-3820

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of May 15, 2009, 6,666,449 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

(i)

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.	FINANCIAL STATEMENTS

PART 1

FINANCIAL INFORMATION

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$180,032	$243,751
Investments	28,234	64,790
Accounts receivable	1,147,076	1,447,615
Other current assets	98,282	89,426

Total current assets	1,453,624	1,845,582

Property and Equipment, net	6,237,188	6,357,752

Other Assets
Restricted cash	70,240	72,469
Deferred financing fees	46,728	93,050

Total other assets	116,968	165,519

Total Assets	$7,807,780	$8,368,853

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,052,961	$1,119,409
Current maturities of long term debt	5,516,867	5,212,498
Other current liabilities	—	246,896
Accrued payroll liabilities	475,062	417,827
Deferred revenue	—	2,331
Interest payable	172,801	102,676

Total current liabilities	7,217,691	7,101,637
Long-term debt less current maturities	1,141	3,937

Total Liabilities	7,218,832	7,105,574

Commitments and contingencies
Stockholders equity
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; March 31, 2009 - 6,666,449 December 31, 2008 - 6,465,734 shares issued and outstanding	—	—
Additional paid-in-capital	24,542,398	24,453,298
Restricted stock	(75,250)	(100,333)
Other comprehensive loss	(56,662)	(83,251)
Accumulated deficit	(23,821,538)	(23,006,435)

Total stockholders’ equity	588,948	1,263,279

Total Liabilities and Stockholders’ Equity	$7,807,780	$8,368,853

See Notes To Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)
Revenues
Genetic identity	$531,270	$459,075
Government contracts	386,725	185,132
Clinical services	20,643	278,020
Commerical contracts	953,603	1,444,383
Other revenue	60,414	42,083

Total revenues	1,952,655	2,408,693
Cost of services
Direct materials	522,263	515,541
Direct labor	456,674	524,318
Overhead	682,921	714,772

Total cost of services	1,661,858	1,754,631

Gross profit	290,797	654,062

Selling, general and administrative	771,771	1,326,279

Operating loss	(480,974)	(672,217)

Other income (expense)
Realized losses	(68,498)	—
Interest expense	(96,126)	(151,894)
Amortization/Private Placement	(170,667)	(258,628)
Other income	1,162	9,003

Total other income (expense)	(334,129)	(401,519)

Loss from continuing operations	(815,103)	(1,073,736)
Loss from discontinued operations (Note 11)	—	(38,243)

Net loss	$(815,103)	$(1,111,979)

Basic and diluted loss per common share from continued operations	$(0.12)	$(0.19)

Basic and diluted loss per common share from discontinued operation before	$—	$(0.01)

Basic and diluted loss per common share after discontinued operation	$(0.12)	$(0.20)

See accompanying summary of accounting policies and notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	March 31, 2009	March 31, 2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(815,103)	$(1,111,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,060	405,006
Unrealized (gain) loss on interest rate swap agreement	(37,499)	73,050
Foreign currency loss	67,571	—
Stock-based compensation	114,183	61,589
Realized loss on investments	7,595	—
Changes in:
Accounts receivable	291,364	422,575
Prepaid expenses and inventory	(14,503)	(267)
Accounts payable and other current liabilities	(28,556)	(1,254,419)
Deferred revenue	—	(125,587)

Net cash used in operating activities	(6,888)	(1,530,032)

Cash flows from investing activities:
Proceeds from the sale of investments	28,961	—
Purchases of property and equipment	—	(3,193)

Net cash provided by (used in) investing activities	28,961	(3,193)

Cash flows from financing activities:
Principal payments on long term debt	(64,109)	(136,442)
Deferred financing fees paid	—	(23,153)
Change in restricted cash	1,558	93,272

Net cash used in financing activities	(62,551)	(66,323)

Effects of exchange rates	(23,241)	43,953

Net decrease in cash and cash equivalents	(63,719)	(1,555,595)
Cash and cash equivalents, beginning of period	243,751	2,533,910

Cash and cash equivalents, end of period	$180,032	$978,315

Supplemental disclosure of cash flow information
Cash payments for interest	$96,126	$68,550
Non-cash investing and financing activities
Purchase of equipment through capital lease	$130,000	$19,550

See Notes to Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GOING CONCERN

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

Total losses for the Company were $815,103 and $1,111,979 for the quarter ended March 31, 2009 and 2008 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the quarter ended March 31, 2009 and 2008, losses from continuing operations were $815,103 and $1,073,736 respectively. Losses resulting from the discontinued operation were $0 and $38,243 respectively.

The Company generated negative cash flows of $63,719 and $1,555,595 for the quarter ended March 31, 2009 and 2008 respectively. Net working capital as of March 31, 2009 and 2008 was ($5,764,067) and (5,256,055) respectively. The negative working capital in the current period is primarily due to continuing losses and increased debt obligations in 2009 that have been moved from long term to short term debt.

The 2009 Period reflects cash used by operating activities of $6,888 as compared to cash used by operating activities of $1,530,032 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $28,961 in comparison to used in investing activities of $3,193 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash used in financing activities for 2009 was $62,551 as compared to cash used of $66,323 in the 2008 Period. The elimination of the Exelgen operation should benefit the Company’s overall cash position. Additional cash resources will no longer be needed for the payments of the capital leases. The Company estimates a savings of $1.1 million over the remaining life of the Exelgen leases which were due to expire in December 2009.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with covenants which causes the Company to be in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At March 31, 2009, the Company was in violation of the covenants, however, the Company was granted a waiver of the covenants by the bank for a period of six months to June 30, 2009. The Company plans to renegotiate its existing covenants calculations with the bank during the second quarter in 2009. In addition, the Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

The cash position of the Company will again remain uncertain in 2009. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1. GOING CONCERN (continued)

During the last year, the Company’s business has undergone substantial change in relation to size, scale and scope of activities. The Company has developed significant capacity in peptide chemistry through the acquisition of Mimotopes. This strategic transaction compliments the core capabilities in genomics and proteomics at CBI Services and FIL. In addition, resources have been invested in the establishment of VenturePharm Asia. The Company views this relationship as a key strategy in expanding production capabilities and services which will further the Company’s ability to compete in the global market.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Commonwealth Biotechnologies, Inc., (the “Company” or “CBI”), was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. The Company matured, it re-focused its core business activities and now provides integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through it’s Fairfax Identity Labs (FIL) division, for paternity testing, forensic case-work analysis and Convicted Offender Data Base Index System CODIS work. During 2007, the Company acquired Mimotopes Pty, Ltd. which has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides. Exelgen, formally known as Tripos Discovery Research Ltd was acquired June 2007 and was a leading drug discovery services business that provided pharmaceutical and biotechnology companies with novel approaches to drug discovery. In September 2008, the decision was made to discontinue the operation. (see Note 11).

Consolidation Policy

The consolidated financial statements include the accounts of Commonwealth Biotechnologies, Inc. and its wholly owned subsidiaries’ Mimotopes Pty, Ltd, Australia and Exelgen, England, until Exelgen was deconsolidated on September 23, 2008 (see Note 11). All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated using rates of exchange as of the balance sheet dates, and related revenues and expenses are translated at average rates of exchange in effect during the periods. Cumulative translation adjustments have been recorded as a separate component within accumulated other comprehensive income (loss) of stockholders’ equity. Realized gains and losses from foreign currency translations are included in other income (expense).

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

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are listed in active markets.

Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instruments anticipated life. Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, and certain financial instruments classified as derivatives where fair value is based on observable market inputs.

Level 3 - Unobservable Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the inputs to the model.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company maintains cash balances in excess of FDIC insured amounts.

Restricted Cash

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of March 31, 2009 is $70,240. Interest income earned on restricted cash is recorded in other interest income.

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed principally by the straight-line method over their estimated useful lives providing depreciation and amortization for financial reporting purposes. The cost of repairs and maintenance is expensed as incurred. The estimated useful lives of the assets are as follows:

Asset	Years
Buildings	39.5
Laboratory and computer equipment	3 – 10
Furniture, fixtures and office equipment	7

Assets under capital lease obligations are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset, at inception of the lease.

Deferred Financing Fees

Loan costs are being amortized on a straight-line basis, which approximates the interest method, over the expected term of the related obligations.

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non current assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments and Hedging Activities

The Company uses interest rate swap agreements to manage variable interest rate exposure on the majority of its long-term debt. The Company’s objective for holding these derivatives is to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company does not issue derivative instruments for trading purposes. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in “accumulated other comprehensive income or loss” on the consolidated balance sheets and subsequently reclassified to interest expense when the hedged exposure affects income (i.e. as interest expense accrues on the related outstanding debt). Differences between the amounts paid and amounts received under the swap agreements are recognized in interest expense.

Changes in the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of March 31, 2009 is equal to the outstanding principal balance of the corresponding debt instrument.

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

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 6,648,804 and 5,608,585 for the three months ended March 31, 2009 and 2008, respectively (see Note 4).

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

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In April 2008, the FASB issued Staff Position 142-3 (“FSP FAS 142-3), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB No. 141, “Business Combinations” and other U.S. generally accepted accounting principles. The Company has determined there to be no material impact to the consolidated financial statements upon the recent adoption of FSP FAS No. 142-3.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the non controlling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has completed its review of the new guidance and determined there to be no material impact to the Company’s results of operations or financial position.

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically Statement 161 requires:

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company has determined EITF No. 07-05 does not apply at March 31, 2009.

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect the adoption of the provision of SFAS No. 162 to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on the Company’s consolidated financial statements.

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2009 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2008, based on the fair value on the grant date.

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended March 31, 2009 and March 31, 2008 was approximately $17,100 and $17,600, respectfully, and is included in selling, general and administrative. As of March 31, 2009, total unamortized stock-based compensation cost related to non-vested stock awards was $51,300, net of expected forfeitures, which is expected to be recognized over the fiscal year.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2009 was $ 0. During the three months ended March 31, 2009, the Company did not receive cash from the exercise of stock awards.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at December 31, 2008	828,936	$5.27	2	$—
Granted	20,000	0.36
Exercised	—	—
Expired	—	—

Options and warrants outstanding at March 31, 2009	848,936	$5.27	2	$—

Options and warrants exercisable at March 31, 2009	828,936	$5.07	2	$—

Weighted-average fair value per option and warrants granted during the year		$0.28

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3. STOCK OPTIONS (continued)

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of SFAS No. 123R.

The assumption used to determine the weighted average fair value per option are as follows:

	For the three months ended
	March 31, 2009	March 31, 2008
Assumptions:
Expected volatility	68.52%	32.13%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	2.71%	3.91%
Expected option term (years)	10	10

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

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial for the convertible debt listed above. The terms of the modified Agreement are subject to the Company’s obligation to comply with NASDAQ listing requirements. Under the modified Agreement, the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share, The fair value of the Class A warrants is $0.74 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. The exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share. The fair value of the Class B warrants is $0.13 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method. The intrinsic value of the warrants at March 31, 2009 was approximately $8,300.

The following table summarizes information about Restricted Stock Unit (RSU) activity for the three months ended March 31, 2009:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	22,251	$4.52
Granted	—	—
Vested	5,552	$4.52
Forfeited	—	—

Non-vested at March 31, 2009	16,699	$4.52

At March 31, 2009, there was approximately $75,000 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a weighted-average period of 1.5 years. Compensation expense related to RSUs for the three months ended March 31, 2009, 2009 and 2008 was approximately $25,000 for each period, and is included in selling, general and administrative expenses.

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. LOSS PER SHARE

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

	March 31,
	2009	2008
Basic and diluted loss per share:
Loss from continuing operations	$(815,103)	$(1,073,736)
Loss from discontinued operations	—	(38,243)

Net loss	$(815,103)	$(1,111,979)

Basic and diluted loss per common share from continued operations before discontinued operations	$(0.12)	$(0.19)

Basic and diluted loss per common share from discontinued operations	$—	$(0.01)

Basic and diluted loss per common share after discontinued operations	$(0.12)	$(0.20)

Weighted average share outstanding	6,648,804	5,608,585

NOTE 5. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(815,103)	$(1,111.979)
Decrease in unrealized loss on the fair value of investments	133,702	—
Foreign Currency Translation adjustments	(107,113)	191,699

Total comprehensive loss	$(788,514)	$(920,280)

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

NOTE 7. SECURITIES AVAILABLE-FOR-SALE

The following table summarizes the Company’s investment in VPL stock which was obtained in July 2008 and is classified as securities available-for-sale as of March 31, 2009, and are carried at estimated fair value. Unrealized losses are considered temporary and will be monitored for other than temporary impairment going forward.

	Cost	Gross Unrealized Loss	Estimated Fair Value
Investments	$148,231	$119,997	$28,234

NOTE 8. SHORT TERM DEBT WITH CONVERSION FEATURES

LH Financial Agreement

On December 31, 2007 the Company issued $1,950,000 of convertible debt in a subscription agreement between the Company and LH Financial. The debt carries an interest rate of 10% annually and matures in July 31, 2009. Quarterly interest payments may be made in the form of either cash or common stock. The debt may be converted into shares of common stock at a conversion price of $2.00 per share. In conjunction with the debt, the Company also issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013. The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,750 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $1,950,000 which was recorded against the convertible debt and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $457,000 for the six months ended June 30, 2008. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by June 2009 as required under the agreement. During the second Quarter of 2008, the Company received notice of conversion of $100,000 of the principle amount of the note which resulted in the issuance of 50,000 shares of common stock.

Modification, Waiver and Acknowledgement Agreement

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial for the convertible debt listed above. Under the modified Agreement, the restructured terms of the Agreement is that the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share, and the exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share, subject to further reduction as described in the Transaction Documents. The restructured terms of the Agreement are as follows:

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

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8. SHORT TERM DEBT WITH CONVERSION FEATURES (continued)

(3)	the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share, and the exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share, subject to further reduction as described in the Transaction Documents.

As a result of the above modification, the Company reported an extraordinary loss of $1,202,419, which assumes that shareholder approval to issue common stock will be received if required, for the extinguishment of debt relative to the original beneficial conversion feature and debt discount in 2008. As of March 31, 2009, the remaining debt discount of $124,345 will be amortized as interest expense over the life of the deb. The Company received notices of conversion for $145,000 in principal and $106,831 in interest resulting in the issuance of 352,946 shares of common stock in 2008.

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

Mortgage with Financial Institution

The $3,099,894 mortgage payable requires meeting certain financial covenants in upcoming periods prior to the scheduled maturity at November 30, 2009. Based on the Company’s current financial condition and recent trend of its operating results, it is uncertain as to whether the covenants will be met at which time the lender could call the loan in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At March 31, 2009, the Company was in violation of covenants, however, the Company was granted a waiver of the covenants by the bank for a period of six months to June 30, 2009. The Company plans to renegotiate its existing covenants calculations with the bank during the second quarter in 2009. In addition, the Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage.

NOTE 9. FAIR VALUE DISCLOSURE

The following table presents information about the Company’s assets and liabilities which are measured at fair value, on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities, available for sale	$28,234	$—	$—
Liabilities:
Interest Rate Swap	$—	$111,189	$—

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9. FAIR VALUE DISCLOSURE (continued)

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are listed in active markets.

Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instruments anticipated life. Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, and certain financial instruments classified as derivatives where fair value is based on observable market inputs.

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

Coincident with the transaction, CBI entered into (a) an Ancillary Agreement with VPL to provide a $1 million put option from CBI to VPL and a $3 million call option from VPL to CBI both at a 10% discount to market with a three year expiration date, (b) a Voting Lock Up Agreement to require VPL to vote in favor of all matters brought before the shareholders for a period of six months and to escrow its acquired shares for a eighteen months, (c) a Registration Rights Agreement to be effective after twenty-four months, and (d) a Joint Venture (JV) agreement to establish an unincorporated JV which provides CBI access on a preferred basis to the extensive, low cost capabilities of VPL in China. The JV will be jointly funded and managed once finalized. As of March 31, 2009, the current facilities are under construction with an anticipated completion date of mid-2009.

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

COMMONWEALTH BIOTECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11. DISCONTINUED OPERATIONS (continued)

The components of the loss from the discontinued operations are as follows:

	For the three months ended
	March 31, 2009	March 31, 2008
Revenues	$—	$917,285
Cost of services	—	784,629

Gross Profit	—	132,656
Sales, general and administrative	—	135,557

Operating loss	—	(2,901)
Other income/(expense)	—	24,368
Interest expense	—	(59,710)

Loss from discontinued operation	$—	$(38,243)

COMMONWEALTH BIOTECHNOLOGIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of discovery chemistry and biology products and services through its subsidiary companies: CBI Services, Fairfax Identity Labs (“FIL”) and Mimotopes Pty Limited (“Mimotopes”). In March 2008, the company entered into a Joint Venture with Beijing-based, Venturepharm Laboratories, Ltd. in order to offer high throughput, low cost drug discovery services through new facilities in China. As of September 30, 2008 Exelgen Limited (“Exelgen”) (formerly Tripos Discovery Research Ltd) was closed and is recorded on the annual statements as a discontinued operation.

Business Units

Revenues from all business units are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world. This arrangement distinguishes CBI from many other biotechnology companies in that revenues are derived from services rather than from the successful commercialization of a new biotechnology product. CBI believes that Mimotopes, CBI Services and FIL have all developed a strong reputation as leading providers in their respective markets. Finally, in 2008 CBI entered into a Joint Venture with Beijing based Venturepharm Laboratories, Inc. in anticipation of being able to provide scale and scope to its current offerings. The areas of expertise and value propositions are outlined below:

At its Richmond location, CBI Services’ core competencies are in the area of genomics and proteomics, principally serving the early stage research and development needs of its clients. These support true drug discovery at the most fundamental stage but also support many of the pre-clinical needs of our clients and, most recently, several clinical trials are being supported. We provide these services under the FDA’s Good Laboratory Practices (GLP) Guidelines (21CFR Part 58). CBI is also able to provide clinical trial support under Good Clinical Practices (GCP) Guidelines by virtue of its Clinical Laboratory Improvement Act (CLIA) certification. Finally, CBI is increasing its capability to provide Good Manufacturing Practices (GMP) support for drug product release and drug product testing criteria.

A unique feature of the Richmond location is its Bio-Safety Level 3 (BSL-3) laboratory and it’s CDC Registration for Select Agents. The company has capabilities in the area of bacterial and viral organisms and a very strong program in bio-threat toxin analysis. This capability has been at the core of the company’s government-based contracts.

Also at the Richmond location is Fairfax Identity Laboratories (FIL). FIL has been at the forefront of DNA technology of profiling for identity since it opened its doors in 1990. FIL’s rigorous standards are designed to provide credible evidence that affects decisions regarding criminal trials, paternity, immigration, estate settlement, adoption, and other issues of identity. FIL provides Forensics, Paternity and Convicted Offender DNA Index System (“CODIS”) services to government and private concerns. FIL is accredited by the American Association of Blood Banks, the National Forensic Science Technology Center, and the Department of Health, State of New York. All testing is done under CLIA guidelines. Its employees have extensive laboratory and courtroom experience.

The Melbourne-based Mimotopes Pty Ltd was acquired by CBI in 2007. It provides world class research grade peptide synthesis and analysis. They also have several proprietary technologies for the preparation of peptide and small molecule libraries for drug discovery and for epitope analysis in support of its clients’ vaccine development programs. They also have a formal peptide alliance with Genzyme Pharmaceuticals, a world class provider of GMP pharmaceutical grade peptides and also enjoys a strong relationship with GL Biochem, a Shanghai-based peptide synthesis and reagent company.

CBI’s China based Joint Venture (JV) with Venturepharm Laboratories, Ltd was signed in March, 2008. As of March 31, 2009, no revenues have been generated as the development of the operations have taken longer than anticipated.

COMMONWEALTH BIOTECHNOLOGIES, INC.

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

Total losses for the Company were $815,103 and $1,111,979 for the quarter ended March 31, 2009 and 2008 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the quarter ended March 31, 2009 and 2008, losses from continuing operations were $815,103 and $1,073,736 respectively. Losses resulting from the discontinued operation were $0 and $38,243 respectively.

The Company generated negative cash flows of $63,719 and $1,555,595 in 2009 and 2008 respectively. Net working capital as of March 31, 2009 and 2008 was ($5,764,067) and (5,256,055) respectively. The negative working capital in the current period is primarily due to continuing losses and increased debt obligations in 2009 that have been moved from long term to short term debt.

The 2009 Period reflects cash used in operating activities of $6,888 as compared to cash used in operating activities of $1,530,032 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $28,961 in comparison to used in investing activities of $3,193 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash used in financing activities for 2009 was $62,551 as compared to cash used of $66,323 in the 2008 Period. The elimination of the Exelgen operation should benefit the Company’s overall cash position. Additional cash resources will no longer be needed for the payments of the capital leases. The Company estimates a savings of $1.1 million over the remaining life of the Exelgen leases which were due to expire in December 2009.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with covenants which causes the Company to be in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At March 31, 2009, the Company was in violation of the covenants, however, the Company was granted a waiver of the covenants by the bank for a period of six months to June 30, 2009. The Company plans to renegotiate its existing covenants calculations with the bank during the second quarter in 2009. In addition, the Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment, assuming the Company will receive shareholder approval to issue common stock if needed. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

COMMONWEALTH BIOTECHNOLOGIES, INC.

The cash position of the Company will again remain uncertain in 2009. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008.

Revenues

During the course of the year, the Company had experienced fluctuations in all revenue categories. Continuation of existing projects or engagement for future projects is usually dependent upon the customer’s satisfaction with the scientific results provided in initial phases of the scientific program. Continuation of existing projects or engagement of future projects also often depends upon factors beyond the Company’s control, such as the timing of product development and commercialization programs of the Company’s customers. The combined impact of commencement and termination of research contracts from several large customers and unpredictable fluctuations in revenue for laboratory services can result in very large fluctuations in financial performance.

Total revenues decreased by $456,038 or 18.9% from $2,408,693 in the Quarter of 2008 to $1,952,655 in the Quarter of 2009.

Revenues realized from commercial contracts decreased by $490,780 or 34.0%, from $1,444,383 in the 2008 Quarter to $953,603 in the 2009 Quarter. Due to the current economic conditions many clients have placed future projects on a temporary hold. Anticipated start-up dates for these projects are expected to begin late in the second quarter.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Revenues realized from government contracts increased by $201,593 or 108.9%, from $185,132 in the 2008 Quarter to $386,725 in the 2009 Quarter. The continuation of the four bio-security based government contracts that were awarded in 2008 led to the increase. Work on these projects, are being renewed and will continue throughout 2009.

Genetic identity revenues increased by $72,195 or 15.7%, from $459,075 in the 2008 Quarter to $531,270 in the 2009 Quarter. The genetic identify sector has grown both organically and through the expansion of service into the global market. The increase in private and immigration testing have led to the increase.

Clinical testing revenues decreased by $257,377 or 92.6%, from $278,020 in the 2008 Quarter to $20,643 in the 2009 Quarter. This decrease resulted from the completion of a clinical trial during the first quarter of the 2008. As mentioned in commercial contracts, many clients have placed any future projects on a temporary hold.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services decreased by $92,773 or 5.3%, from $1,754,631 in the 2008 Quarter to $1,661,858 in the 2009 Quarter. Cost of services as a percentage of revenue increased from 72.8% in the 2008 Quarter to 85.1% in the 2009 Quarter. This percentage increase is a direct result of additional materials and labor needed to complete the existing work.

Direct materials increased by $6,722 or 0.1% from $515,541 in the 2008 Quarter to $522,263 in the 2009 Quarter. The cost of direct materials as a percentage of revenue increased from 21.4% in the 2008 Quarter to 26.7% in the 2009 Quarter, respectively. This increase, as a percentage of revenue, correlates to the shift in rely on a greater usage of materials.

Direct labor decreased by $67,644 or 12.9%, from $524,318 in the 2008 Quarter to $456,674 in the 2009 Quarter. The cost of direct labor as a percentage of revenue however, increased from 21.8% in the 2008 Quarter to 23.4% in the 2009 Quarter. The increase as a percentage of revenue primarily relates to the shift in revenues for projects on hand hat are more labor intensive.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $31,851 or 4.5% from $714,772 in the 2008 Quarter to $682,921 in the 2009 Quarter. The cost of overhead as a percentage of revenue increased from 29.7% in the 2008 Quarter to 35.0% in the 2009 Quarter. Overhead costs from year to year are primarily consistent among all accounts.

Selling, General and Administrative

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. The Company sees SGA as a vital portion of the business however, management has made the decision to reduce all costs associated with in these categories.

Total SGA costs decreased by 554,508 or 41.9%, from $1,326,279 in the 2008 Quarter to $771,771 in the 2009 Quarter. The cost of SGA as a percentage of revenue decreased from 55.1% in the 2008 Quarter to 39.5% in the 2009 Quarter.

Total selling and marketing costs decreased by $135,612 or 52.3%, from $259,387 in the 2008 Quarter to $123,775 in the 2009 Quarter. This decrease is primarily due to the reorganization of the sales and marketing team not currently in place.

Total general and administrative expenses decreased by $418,896 or 39.2%, from $1,066,892 in the 2008 Quarter to $647,996 in the 2009 Quarter. As a percentage of revenue, these costs were 44.3% and 33.2% in the 2008 and 2009 Quarters, respectively. Compensation costs decreased by $190,910 or 38.2% from $499,781 in the 2008 Quarter to $308,871 during the 2009 Quarter. This decrease was primarily due to the resignation of Paul D’Sylva in early January and the reduction of salaries by management over the first quarter. Professional fees decreased by $122,755 or 40.1% from $299,807 in the 2008 Quarter to $177,052 in the 2009 Quarter. Across the board reduction in costs associated with legal, accounting and the Sarbanes Oxley requirements contributed to this decrease. Associated office expenses decreased by $40,804 or 48.9% from $83,436 in the 2008 Quarter to $42,632 in the 2009 Quarter. This decrease resulted from the decision in 2009 to curtail all travel costs.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Other Income (Expenses)

Interest income has decreased by $15,525 or 89.7% from $17,300 during the 2008 Quarter to $1,162 in the 2009 Quarter resulting from the decrease in interest earning investments. In addition, the Company had an exchange loss of $11,188 in the 2008 Quarter.

Other expenses incurred by the Company include interest, amortization and loss on investment. Interest expense and amortization decreased by $68,564 or 16.7% from $410,522 in the 2008 Quarter to $341,958 in the 2009 Quarter. The decrease results from a reduction in the swap agreement from the 2008 quarter to the 2009 Quarter of $60,357.

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

The Company’s decision and approval by the Board of Directors to enter Administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In the coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. The Company reported a loss from discontinued operations of $38,243 in the 2008 Quarter with the Exelgen operation.

Liquidity and Capital Resources

Total losses for the Company were $815,103 and $1,111,979 for the quarter ended March 31, 2009 and 2008 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the quarter ended March 31, 2009 and 2008, losses from continuing operations were $815,103 and $1,073,736 respectively. Losses resulting from the discontinued operation were $0 and $38,243 respectively.

The Company generated negative cash flows of $63,719 and $1,555,595 in 2009 and 2008 respectively. Net working capital as of March 31, 2009 and 2008 was ($5,764,067) and ($5,256,055) respectively. The negative working capital in the current period is primarily due to continuing losses and increased debt obligations in 2009 that have been moved from long term to short term debt.

The 2009 Period reflects cash used in operating activities of $6,888 as compared to cash used in operating activities of $1,530,032 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $28,961 in comparison to used in investing activities of $3,193 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash used in financing activities for 2009 was $62,551 as compared to cash used of $66,323 in the 2008 Period. The elimination of the Exelgen operation should benefit the Company’s overall cash position. Additional cash resources will no longer be needed for the payments of the capital leases. The Company estimates a savings of $1.1 million over the remaining life of the Exelgen leases which were due to expire in December 2009.

COMMONWEALTH BIOTECHNOLOGIES, INC.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with covenants which causes the Company to be in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At March 31, 2009, the Company was in violation of the covenants, however, the Company was granted a waiver of the covenants by the bank for a period of six months to June 30, 2009. The Company plans to renegotiate its existing covenants calculations with the bank during the second quarter in 2009. In addition, the Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

The cash position of the Company will again remain uncertain in 2009. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

During the last year, the Company’s business has undergone substantial change in relation to size, scale and scope of activities. The Company has developed significant capacity in peptide chemistry through the acquisition of Mimotopes. This strategic transaction compliments the core capabilities in genomics and proteomics at CBI Services and FIL. In addition, resources have been invested in the establishment of VenturePharm Asia. The Company views this relationship as a key strategy in expanding production capabilities and services which will further the Company’s ability to compete in the global market.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non current assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. As of March 31, 2009, no impairment charges were required. Based upon the financial condition and recent operating trends of the Company, future impairment of long-lived assets is possible.

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

•

The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from Dr. Richard J. Freer, Chief Operating Officer, and on the Company’s website at www.cbi-biotech.com.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President, Finance (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2009 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Officer’s Severance Agreement for James H. Brennan (11)

10.14	Second Amended and Restated Employment Agreement for James H. Brennan (12)

10.15	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (13)

10.16	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (14)

COMMONWEALTH BIOTECHNOLOGIES, INC.

10.17	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (15)

10.18	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (16)

31.1	Certification of Richard J. Freer, Ph.D. (17)

31.2	Certification of James H. Brennan (17)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (17)

32.2	Section 906 Certification of James H Brennan (17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.

(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.

(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.

(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated August 6, 2008, File No. 001-13467.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.

(16)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.

(17)	Filed herewith.

COMMONWEALTH BIOTECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan Vice President Financial Operations and Principal Accounting Officer

COMMONWEALTH BIOTECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.4	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.5	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.6	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.7	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.8	Employment Agreement for Robert B. Harris (8)

10.9	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.10	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.11	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.12	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.13	Officer’s Severance Agreement for James H. Brennan (11)

10.14	Second Amended and Restated Employment Agreement for James H. Brennan (12)

10.15	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (13)

10.16	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (14)

10.17	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (15)

10.18	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (16)

31.1	Certification of Richard J. Freer, Ph.D. (17)

31.2	Certification of James H. Brennan (17)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (17)

32.2	Section 906 Certification of James H Brennan (17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.

(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.

(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.

(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated August 6, 2008, File No. 001-13467.

COMMONWEALTH BIOTECHNOLOGIES, INC.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.

(16)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.

(17)	Filed herewith.