Form 10-Q
period 2009-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2009-08-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter and six month period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 14, 2009, 8,171,796 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

(i)

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.	FINANCIAL STATEMENTS

PART 1

FINANCIAL INFORMATION

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$360,453	$243,751
Investments	325	64,790
Accounts receivable	1,249,440	1,447,615
Other current assets	79,501	89,426

Total current assets	1,689,719	1,845,582

Property and Equipment, net	6,381,868	6,357,752

Other Assets
Restricted cash	85,847	72,469
Deferred financing fees	404	93,050

Total other assets	86,251	165,519

Total Assets	$8,157,838	$8,368,853

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,140,701	$1,119,409
Current maturities of long term debt	5,084,448	5,212,498
Other current liabilities	133,941	246,896
Accrued payroll liabilities	539,423	417,827
Deferred revenue	—	2,331
Interest payable	91,521	102,676

Total current liabilities	6,990,034	7,101,637
Long-term debt less current maturities	—	3,937

Total Liabilities	6,990,034	7,105,574

Commitments, and contingencies
Stockholders equity
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; June 30, 2009 - 8,042,996 December 31, 2008 - 6,465,734 shares issued and outstanding	—	—
Additional paid-in-capital	25,185,211	24,453,298
Restricted stock	(50,167)	(100,333)
Other comprehensive income (loss)	583,297	(83,251)
Accumulated deficit	(24,550,537)	(23,006,435)

Total stockholders’ equity	1,167,804	1,263,279

Total Liabilities and Stockholders’ Equity	$8,157,838	$8,368,853

See Notes To Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)		(Unaudited)
Revenues
Genetic identity	$492,436	$440,705	$1,023,707	$899,780
Government contracts	418,597	505,443	805,322	690,575
Clinical services	37,161	37,837	57,804	315,857
Commercial contracts	1,084,294	1,643,399	2,037,897	3,087,782
Other revenue	249,421	108,739	309,835	150,822

Total revenues	2,281,909	2,736,123	4,234,565	5,144,816
Cost of services
Direct materials	454,136	536,007	976,398	1,051,548
Direct labor	514,237	572,369	970,911	1,096,687
Overhead	678,850	805,435	1,361,772	1,520,208

Total cost of services	1,647,223	1,913,811	3,309,081	3,668,443

Gross profit	634,686	822,312	925,484	1,476,373

Selling, general and administrative	768,598	1,090,066	1,540,370	2,416,345

Operating loss	(133,912)	(267,754)	(614,886)	(939,972)

Other income (expense)
Realized losses	(124,976)	—	(193,474)	—
Interest expense	(127,646)	(80,036)	(223,771)	(273,266)
Amortization/Private Placement	(170,668)	(331,913)	(341,336)	(549,203)
Other income	97	1,366	1,259	10,368

Total other income (expense)	(423,193)	(410,583)	(757,322)	(812,101)

Loss from continuing operations	(557,105)	(678,337)	(1,372,208)	(1,752,073)
Loss from discontinued operations (Note 10)	—	(132,022)	—	(170,265)

Net loss	$(557,105)	$(810,359)	$(1,372,208)	$(1,922,338)

Basic and diluted loss per common share from continued operations	$(0.08)	$(0.12)	$(0.20)	$(0.31)

Basic and diluted loss per common share before discontinued operation	$—	$(0.02)	$—	$(0.03)

Basic and diluted loss per common share after discontinued operation	$(0.08)	$(0.14)	$(0.20)	$(0.34)

See Notes to Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(1,372,208)	$(1,922,338)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	710,716	953,294
Unrealized loss (gain) on interest rate swap agreement	(79,400)	16,952
Realized loss on investments	253,699	—
Stock-based compensation	156,366	103,669
Changes in:
Accounts receivable	259,249	1,146,764
Prepaid expenses and inventory	(1,043)	(323,697)
Accounts payable and other current liabilities	88,786	(653,491)
Deferred revenue	—	(251,393)

Net cash provided by (used in) operating activities	16,165	(930,240)

Cash flows from investing activities:
Proceeds from the sale of investments	64,465	—
Purchases of property and equipment	—	(6,142)

Net cash provided by (used in) investing activities	64,465	(6,142)

Cash flows from financing activities:
Issuance of common stock	172,613	—
Principal payments on long term debt	(136,359)	(1,133,296)
Change in restricted cash	(1,178)	193,570

Net cash provided by (used in) financing activities	35,076	(939,726)

Effects of exchange rates	996	(2,600)
Net increase (decrease) in cash and cash equivalents	116,702	(1,878,708)
Cash and cash equivalents, beginning of period	243,751	2,533,910

Cash and cash equivalents, end of period	$360,453	$655,202

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$163,697	$203,482
Non-cash investing and financing activities
Purchase of equipment through capital lease	$140,000	$29,986
Reduction of convertible debt through issuance of common stock	$308,088	$100,000

See Notes to Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	GOING CONCERN

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

Losses for the Company were $557,105 and $810,359 for the quarter ended June 30, 2009 and 2008 respectively. For the quarter ended June 30, 2009 and 2008, losses from continuing operations were $557,105 and $678,337 respectively. Losses resulting from the discontinued operations were $0 and $132,022 for the quarter ended June 30, 2009 and 2008, respectively.

Total losses for the Company for the six months ended June 30, 2009 and 2008 were $1,372,208 and 1,922,338 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the six months ended June 30, 2009 and 2008, losses from continuing operations were $1,372,208 and $1,752,073 respectively. Losses resulting from the discontinued operations were $0 and $170,265 for the six months ended June 30 2009 and 2008, respectively.

The Company generated positive cash flows in 2009 of $116,702 and negative cash flows in 2008 of $1,878,708. Net working capital as of June 30, 2009 and 2008 was ($5,300,315) and ($5,256,055) respectively.

The 2009 Period reflects cash provided by operating activities of $16,165 as compared to cash used in operating activities of $930,240 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $64,465 in comparison to used in investing activities of $6,142 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash provided by financing activities for the 2009 Period was $35,076 as compared to cash used in financing activities of $939,726 in the 2008 Period. This change reflects the exercising of stock from convertible debt.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with covenants which causes the Company to be in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At June 30, 2009, the Company was in violation of the covenants, however, the Company was granted a waiver of the covenants by the bank for six months to June 30, 2009. The Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

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

On June 16, 2009, LH Financial exercised it options on the principal and interest outstanding in the amount of 750,447 shares reducing the liability owed to LH Financial from $1,805,000 to $1,315,900.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	GOING CONCERN (continued)

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “Investors”). The Notes mature on December 31, 2009, and have an interest rate of 8% per annum. The registrant will pay any interest and principal on the maturity date. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. Total shares exercised amounted were 750,447.

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick has agreed to purchase such assets for a purchase price of $1,075,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive, Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. Subject to Bostwick’s satisfaction of its two week due diligence inspection and approval of the sale by CBI’s shareholders and lenders, the sale is expected to close in the third fiscal quarter of 2009.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 3rd Quarter.

On July 22, 2009, the Company entered into a definitive agreement with Biosignal Ltd., an Australian biotechnology company, pursuant to which Biosignal will complete a $1,600,000 investment in the Company and will agree to assign its biofilm technology to the Company. The biofilm technology is based around a family of natural products which disrupt bacterial colonization and thereby inhibit growth. Such biofilm disrupters are expected to be commercialized to support a variety of medical and industrial application.

Pursuant to the terms of a Share Subscription Agreement, Biosignal will purchase 1,600,000 shares of the Company’s common stock, without par value, for the purchase price of $1,600,000, paid in the form of a 12 month unsecured convertible note bearing interest at 10% per annum. To the extent Biosignal obtains shareholder approval, Biosignal may, at its option, convert the note and all accrued interest into the aggregate of 65,339,458 shares of Biosignal.

In addition, the Company and Biosignal will enter into a Deed of Assignment to which Biosignal will convey certain intellectual property and contracts related to the development and possible exploitation of Biosignal’s biofilm technology to the Company subject to the satisfactory completion of due diligence and other conditions. Biogignal will retain licensed rights to use this intellectual property to service some contracts that are not assigned to the company.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	GOING CONCERN (concluded)

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

Nature of the Business

Commonwealth Biotechnologies, Inc., (the “Company” or “CBI”), was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. The Company matured, it re-focused its core business activities and now provides integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through it’s Fairfax Identity Labs (FIL) division, for paternity testing, forensic case-work analysis and Convicted Offender Data Base Index System CODIS work. During 2007, the Company acquired Mimotopes Pty, Ltd. which has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides. Exelgen, formally known as Tripos Discovery Research Ltd was acquired June 2007 and was a leading drug discovery services business that provided pharmaceutical and biotechnology companies with novel approaches to drug discovery. In September 2008, the decision was made to discontinue the operation. (see Note 10).

Consolidation Policy

The consolidated financial statements include the accounts of Commonwealth Biotechnologies, Inc. and its wholly owned subsidiaries’ Mimotopes Pty, Ltd, Australia and Exelgen, England, until Exelgen was deconsolidated on September 23, 2008 (see Note 10). All inter-company accounts and transactions have been eliminated in consolidation.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restricted Cash

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of June 30, 2009 is $85,847. Interest income earned on restricted cash is recorded in other interest income.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company classifies its investments in securities as available-for-sale. These investments are carried at the estimated fair value, with unrealized gains and losses reported in other comprehensive income (loss). Upon the sale of a security, the realized net gain or loss is reported in results from operations.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of June 30, 2009 is equal to the outstanding principal balance of the corresponding debt instrument.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 6,756,081 and 5,538,648 for the three months ended June 30, 2009 and 2008, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 6,755,422 and 5,532,593 for the year to date ended June 30, 2009 and 2008, respectively. (see Note 4).

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, to create accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the non controlling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has completed its review of the new guidance and determined there to be no material impact to the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Management has adopted SFAS No. 159, and the effect of implementation is not material to the Company’s results of operations or financial position as no such elections have been made.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company has determined EITF No. 07-05 does not apply at June 30, 2009.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and evaluated our subsequent events through August 14, 2009, the date the condensed consolidated financial statements were issued. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2009 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2008, based on the fair value on the grant date.

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended June 30, 2009 and June 30, 2008 was approximately 17,585 and $17,100, respectfully, and for the six months ended June 30, 2009 and 2008 was approximately $34,200 and $35,170 respectively and is included in selling, general and administrative. As of June 30, 2009, total unamortized stock-based compensation cost related to non-vested stock awards was $34,200, net of expected forfeitures, which is expected to be recognized over the fiscal year.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and six months ended June 30, 2009 was $ 0. During the three and six months ended June 30, 2009, the Company did not receive cash from the exercise of stock awards.

	For the Three Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at March 31, 2009	848,936	$5.27	2	$—
Granted	—	—
Exercised	—	—
Expired	—	—

Options and warrants outstanding at June 30, 2009	848,936	$5.02	2	$—

Options and warrants exercisable at June 30, 2009	828,936	$5.07	2	$—

Weighted -average fair value per option and warrants granted during the year		$0.36

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK OPTIONS (continued)

	For the Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at December 31, 2008	828,936	$5.27	2	$—
Granted	20,000	0.36
Exercised	—	—
Expired	—	—

Options and warrants outstanding at June 30, 2009	848,936	$5.02	2	$—

Options and warrants exercisable at June 30, 2009	828,936	$5.07	2	$—

Weighted -average fair value per option and warrants granted during the year		$0.36

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of SFAS No. 123R.

The assumption used to determine the weighted average fair value per option are as follows:

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Assumptions:
Expected volatility	125.82%	48.82%	110.93%	66.69%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Risk free rate of return	3.25%	3.95%	3.53%	3.99%
Expected option term (years)	10	10	10	10

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK OPTIONS (concluded)

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

The following table summarizes information about Restricted Stock Unit (RSU) activity for the six months ended June 30, 2009:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	22,251	$4.52
Granted	—	—
Vested	11,104	$4.52
Forfeited	—	—

Non-vested at June 30, 2009	11,147	$4.52

At June 30, 2009, there was approximately $50,000 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a the remainder of 2009. Compensation expense related to RSUs for the six months ended June 30, 2009, and 2008 was approximately $50,000 for each period, and is included in selling, general and administrative expenses.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOSS PER SHARE (concluded)

	Three Months Ended June 30, 2009
	2009	2008
Basic and diluted loss per share:
Loss from continuing operations	$(557,105)	$(678,337)
Loss from discontinued operations	—	(132,022)

Net loss	$(557,105)	$(810,359)

Basic and diluted loss per common share from continued operations before discontinued operations	$(0.08)	$(0.12)

Basic and diluted loss per common share from discontinued operations	$—	$(0.03)

Basic and diluted loss per common share after discontinued operations	$(0.08)	$(0.15)

Weighted average share outstanding	6,756,081	5,538,648

	Six Months Ended June 30, 2009
	2009	2008
Basic and diluted loss per share:
Loss from continuing operations	$(1,372,208)	$(1,752,073)
Loss from discontinued operations	—	(170,265)

Net loss	$(1,372,208)	$(1,922,338)

Basic and diluted loss per common share from continued operations before discontinued operations	$(0.20)	$(0.32)

Basic and diluted loss per common share from discontinued operations	$—	$(0.03)

Basic and diluted loss per common share after discontinued operations	$(0.20)	$(0.35)

Weighted average share outstanding	6,755,422	5,532,593

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, for the three and six months ended June 30, 2009 and 2008 were as follows:

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(557,105)	$(810,359)	$(1,372,208)	$(1,922,338)
Decrease in unrealized loss on the fair value of investments	118,707	—	252,409	—
Foreign Currency Translation adjustments	521,252	230,482	414,139	422,181

Total comprehensive income (loss)	$82,854	$(579,877)	$(705,660)	$(1,500,157)

NOTE 6.	INCOME TAXES

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

The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,750 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black- Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $1,950,000 which was recorded against the convertible debt and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $457,000 for the six months ended June 30, 2008. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by as soon as posible as required under the agreement. During the second Quarter of 2008, the Company received notice of conversion of $100,000 of the principle amount of the note which resulted in the issuance of 50,000 shares of common stock.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	SHORT TERM DEBT WITH CONVERSION FEATURES (continued)

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

On June 16, 2009, LH Financial exercised it options on the principal and interest outstanding in the amount of 750,447 common shares reducing the liability owed to LH Financial from $1,805,000 to $1,315,900.

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “Investors”). The Notes mature on December 31, 2009, and have an interest rate of 8% per annum. The registrant will pay any interest and principal on the maturity date. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. All shares were exercised and no additional interest will be accrued for the rest of the year. Total shares exercised amounted 750,447.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 3rd Quarter.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	SHORT TERM DEBT WITH CONVERSION FEATURES (concluded)

Mortgage with Financial Institution

The $3,071,972 mortgage payable requires meeting certain financial covenants in upcoming periods prior to the scheduled maturity at November 10, 2009. Based on the Company’s current financial condition and recent trend of its operating results, it is uncertain as to whether the covenants will be met at which time the lender could call the loan in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At June 30, 2009, the Company was in violation of covenants, however, the Company was granted a waiver of the covenants by the bank to June 30, 2009. In addition, the Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However, there is no certainty that the Company will be successful in renegotiating its outstanding mortgage.

NOTE 8.	FAIR VALUE DISCLOSURE

The following table presents information about the Company’s assets and liabilities which are measured at fair value, on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities, available for sale	$325	$—	$—
Liabilities:
Interest Rate Swap	$—	$69,288	$—

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

NOTE 9.	JOINT VENTURE

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	JOINT VENTURE (concluded)

Exercise of the Put Option

On July, 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, the Company received $500,000 in cash and 2,229,664 of VPL’s ordinary shares. As of June 30, 2009 5,832 shares remain to be sold.

NOTE 10.	DISCONTINUED OPERATIONS

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	DISCONTINUED OPERATIONS (concluded)

The components of the loss from the discontinued operations are as follows:

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$—	$472,556	$—	$1,389,841
Cost of services	—	517,135	—	1,301,763

Gross Profit	—	(44,579)	—	88,078
Sales, general and administrative	—	52,728	—	188,285

Operating loss	—	(97,307)	—	(100,207)
Other income/(expense)	—	2,772	—	27,140
Interest expense	—	(37,487)	—	(97,198)

Loss from discontinued operations	$—	$(132,022)	$—	$(170,265)

NOTE 11.	SUBSEQUENT EVENTS-BOSTWICK LABORATORIES

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick has agreed to purchase such assets for a purchase price of $1,075,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive, Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. Subject to Bostwick’s satisfaction of its two week due diligence inspection and approval of the sale by CBI’s shareholders and lenders, the sale is expected to close in the third fiscal quarter of 2009.

NOTE 12.	SUBSEQUENT EVENTS-BIOSIGNAL LTD.

On July 22, 2009, the Company entered into a definitive agreement with Biosignal Ltd., an Australian biotechnology company, pursuant to which Biosignal will complete a $1,600,000 investment in the Company and will agree to assign its biofilm technology to the Company. The biofilm technology is based around a family of natural products which disrupt bacterial colonization and thereby inhibit growth. Such biofilm disrupters are expected to be commercialized to support a variety of medical and industrial application.

Pursuant to the terms of a Share Subscription Agreement, Biosignal will purchase 1,600,000 shares of the Company’s common stock, without par value, for the purchase price of $1,600,000, paid in the form of a 12 month unsecured convertible note bearing interest at 10% per annum. To the extent Biosignal obtains shareholder approval, Biosignal may, at its option, convert the note and all accrued interest into the aggregate of 65,339,458 shares of Biosignal.

In addition, the Company and Biosignal will enter into a Deed of Assignment to which Biosignal will convey certain intellectual property and contracts related to the development and possible exploitation of Biosignal’s biofilm technology to the Company subject to the satisfactory completion of due diligence and other conditions. Biogignal will retain licensed rights to use this intellectual property to service some contracts that are not assigned to the company.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	SUBSEQUENT EVENTS-LH FINANCIAL

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 3rd Quarter.

NOTE 14.	SUBSEQUENT EVENTS-DELISTING AND REINSTATEMENT FROM NASDAQ

On July 24, 2009, The NASDAQ Stock Market notified Commonwealth Biotechnologies, Inc. (“CBI”) (NASDAQ: CBTE) that CBI was to be delisted from the NASDAQ Capital Market as a result of (i) a failure to comply with NASDAQ Listing Rule 5550(b) due to a failure to maintain minimum stockholders’ equity of $2.5 million and a failure to file a Form 8-K affirming compliance with Rule 5550(b), (ii) a failure to comply with NASDAQ Listing Rule 5635(a) due to a failure to obtain shareholder approval of an issuance of stock in excess of 20% of the pre-transaction shares outstanding in connection with the structure of a prior agreement with Biosignal, Ltd, an Australian company, and (iii) a failure to comply with NASDAQ Listing Rule 5250(e)(2)(D) due to a failure to timely file a Form LAS for that Biosignal issuance.

After receiving the July 24, 2009 notice, CBI and Biosignal agreed to terminate the earlier agreement and, subsequently, CBI filed a Form LAS in connection with a proposed amended and re-stated Biosignal Transaction thus bringing the company back into compliance with NASDAQ Rules 5635(a) and 5250(e)(2)(D). However, NASDAQ has determined that the Company has not met the requirements of Rule 5550(b). The Company will appeal this decision under NASDAQ Rule 5800. The hearing is scheduled for Thursday, September 3, 2009.

NOTE 15.	SUBSEQUENT EVENT-AGREEMENT TO PURCHASE ALL OUTSTANDING SHARES OF GL BIOCHEM

On June 8, 2009, the Company issued a press release announcing that it entered into an agreement (the “Agreement”) to acquire all of the outstanding shares of GL Biochem (Shanghai) Ltd (“GL Biochem”), a privately owned Shanghai-based chemical company and the largest supplier of research-grade peptide products and peptide reagents globally. The parties are currently negotiating a definitive agreement to be executed at a later date and the proposed transaction is further subject to the completion of a PCAOB-qualified audit of GL Biochem and the approval of the Registrant’s shareholders and lenders.

COMMONWEALTH BIOTECHNOLOGIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of discovery chemistry and biology products and services through CBI Services, Fairfax Identity Labs (“FIL”) and Mimotopes Pty Limited (“Mimotopes”), each a division or subsidiary of CBI. In March 2008, the Company entered into a Joint Venture with Beijing-based, Venturepharm Laboratories, Ltd. in order to offer high throughput, low cost drug discovery services through new facilities in China. As of September 30, 2008 Exelgen Limited (“Exelgen”) (formerly Tripos Discovery Research Ltd) was closed and is recorded on the financial statements as a discontinued operation.

Business Units

Revenues from all business units are derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world. This arrangement distinguishes CBI from many other biotechnology companies in that revenues are derived from services rather than from the successful commercialization of a new biotechnology product. CBI believes that Mimotopes, CBI Services and FIL have all developed a strong reputation as leading providers in their respective markets. Finally, in 2008 CBI entered into a Joint Venture with Beijing based Venturepharm Laboratories, Inc. in anticipation of being able to provide scale and scope to its current offerings. The areas of expertise and value propositions are outlined below.

At its Richmond, Virginia location, CBI Services’ core competencies are in the area of genomics and proteomics, principally serving the early stage research and development needs of its clients. These support true drug discovery at the most fundamental stage but also support many of the pre-clinical needs of our clients and, most recently, several clinical trials are being supported. We provide these services under the FDA’s Good Laboratory Practices (GLP) Guidelines (21CFR Part 58). CBI is also able to provide clinical trial support under Good Clinical Practices (GCP) Guidelines by virtue of its Clinical Laboratory Improvement Act (CLIA) certification. Finally, CBI is increasing its capability to provide Good Manufacturing Practices (GMP) support for drug product release and drug product testing criteria.

A unique feature of the Richmond location is its Bio-Safety Level 3 (BSL-3) laboratory and its CDC Registration for Select Agents. The Company has capabilities in the area of bacterial and viral organisms and a very strong program in bio-threat toxin analysis. This capability has been at the core of the Company’s government-based contracts.

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

CBI’s China based Joint Venture (JV) with Venturepharm Laboratories, Ltd was signed in March, 2008. As of June 30, 2009, no revenues have been generated as the development of the operations have taken longer than anticipated.

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

Losses for the Company were $557,105 and $810,359 for the quarter ended June 30, 2009 and 2008 respectively. For the quarter ended June 30, 2009 and 2008, losses from continuing operations were $557,105 and $678,337 respectively. Losses resulting from the discontinued operation were $0 and $132,022 for the quarter ended June 30, 2009 and 2008, respectively.

Total losses for the Company for the six months ended June 30, 2009 and 2008 were $1,372,208 and 1,922,338 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the six months ended June 30, 2009 and 2008, losses from continuing operations were $1,372,208 and $1,752,073 respectively. Losses resulting from the discontinued operation were $0 and $170,265 for the six months ended June 30 2009 and 2008, respectively.

The Company generated positive cash flows in 2009 of $116,702 and negative cash flows in 2008 of $1,878,708. Net working capital as of June 30, 2009 and 2008 was ($5,300,315) and ($5,256,055) respectively.

The 2009 period reflects cash provided by operating activities of $16,165 as compared to cash used in operating activities of $930,240 during the 2008 period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 period was $64,465 in comparison to used in investing activities of $6,142 in the 2008 period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash provided by financing activities for the 2009 period was $35,076 as compared to cash used in financing activities of $939,726 in the 2008 period. This change reflects the exercising of stock from convertible debt.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with covenants which causes the Company to be in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At June 30, 2009, the Company was in violation of the covenants, however, the Company was granted a waiver of the covenants by the bank for six months to June 30, 2009. The Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

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

On June 16, 2009, LH Financial exercised it options on the principal and interest outstanding in the amount of 750,447 shares reducing the liability owed to LH Financial from $1,805,000 to $1,315,900.

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “Investors”). The Notes mature on December 31, 2009, and have an interest rate of 8% per annum. The registrant will pay any interest and principal on the maturity date. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. Total shares exercised amounted were 750,447.

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick has agreed to purchase such assets for a purchase price of $1,075,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive, Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. Subject to Bostwick’s satisfaction of its two week due diligence inspection and approval of the sale by CBI’s shareholders and lenders, the sale is expected to close in the third fiscal quarter of 2009.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 3rd Quarter.

On July 22, 2009, the Company entered into a definitive agreement with Biosignal Ltd., an Australian biotechnology company, pursuant to which Biosignal will complete a $1,600,000 investment in the Company and will agree to assign its biofilm technology to the Company. The biofilm technology is based around a family of natural products which disrupt bacterial colonization and thereby inhibit growth. Such biofilm disrupters are expected to be commercialized to support a variety of medical and industrial application.

Pursuant to the terms of a Share Subscription Agreement, Biosignal will purchase 1,600,000 shares of the Company’s common stock, without par value, for the purchase price of $1,600,000, paid in the form of a 12 month unsecured convertible note bearing interest at 10% per annum. To the extent Biosignal obtains shareholder approval, Biosignal may, at its option, convert the note and all accrued interest into the aggregate of 65,339,458 shares of Biosignal.

In addition, the Company and Biosignal will enter into a Deed of Assignment to which Biosignal will convey certain intellectual property and contracts related to the development and possible exploitation of Biosignal’s biofilm technology to the Company subject to the satisfactory completion of due diligence and other conditions. Biogignal will retain licensed rights to use this intellectual property to service some contracts that are not assigned to the company.

COMMONWEALTH BIOTECHNOLOGIES, INC.

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

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008.

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

Total revenues decreased by $454,214 or 16.6% from $2,736,123 during the second Quarter of 2008 (“the 2008 Quarter”) to $2,281,909 during the second Quarter of 2009 (“the 2009 Quarter”).

Revenues realized from commercial contracts decreased by $559,105 or 34.0%, from $1,643,399 in the 2008 Quarter to $1,084,294 in the 2009 Quarter. Due to the current economic conditions many clients again have placed future projects on a temporary hold. Anticipated start-up dates for these projects are expected to begin late in the third quarter.

Revenues realized from government contracts decreased by $86,846 or 17.2%, from $505,443 in the 2008 Quarter to $418,597 in the 2009 Quarter. The Company is continuing to work on three bio-security based government contracts that were awarded in 2008. The fourth project which ended in the second quarter has received additional funding and will continue to ramp up in the third quarter in 2009. Work on the three existing projects will be renewed and will continue throughout 2009.

Genetic identity revenues increased by $51,731 or 11.7%, from $440,705 in the 2008 Quarter to $492,436 in the 2009 Quarter. The genetic identify sector has grown both organically and through the expansion of service into the global market. The increase in private and immigration testing have led to the increase.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Other revenue increased by $140,682, or 129.4%, from $108,739 in the 2008 Quarter to $249,421 in the 2009 Quarter. This increase resulted from two grants payments awarded from the Australian Government for Mimotopes in the amount of $150,000 and $85,707. Theses grants were export market development grants and were for the 2005 and 2006 years.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services decreased by $266,588 or 13.9%, from $1,913,811 in the 2008 Quarter to $1,647,223 in the 2009 Quarter. Cost of services as a percentage of revenue increased from 70.0% in the 2008 Quarter to 72.2% in the 2009 Quarter.

Direct materials decreased by $81,871 or 15.3% from $536,007 in the 2008 Quarter to $454,136 in the 2009 Quarter. The cost of direct materials as a percentage of revenue increased from 19.6% in the 2008 Quarter to 19.9% in the 2009 Quarter. This increase, as a percentage of revenue, correlates to the shift in rely on a greater usage of materials.

Direct labor decreased by $58,132 or 10.2%, from $572,369 in the 2008 Quarter to $514,237 in the 2009 Quarter. The cost of direct labor as a percentage of revenue however, increased from 20.9% in the 2008 Quarter to 22.5% in the 2009 Quarter. The increase as a percentage of revenue primarily relates to the shift in revenues for projects on hand that are more labor intensive.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $126,585 or 15.7% from $805,435 in the 2008 Quarter to $678,850 in the 2009 Quarter. The cost of overhead as a percentage of revenue increased from 29.4% in the 2008 Quarter to 29.7% in the 2009 Quarter. Overhead costs in 2009 showed a modest reduction in all accounts.

Selling, General and Administrative

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. The Company sees SGA as a vital portion of the business however management has made the decision to reduce all costs associated with in these categories.

Total SGA costs decreased by $321,468 or 29.5%, from $1,090,066 in the 2008 Quarter to $768,598 in the 2009 Quarter. The cost of SGA as a percentage of revenue decreased from 39.81% in the 2008 Quarter to 33.7% in the 2009 Quarter.

Total selling and marketing costs decreased by $228,913 or 66.6%, from $343,695 in the 2008 Quarter to $114,782 in the 2009 Quarter. This decrease is primarily due to the reorganization of the sales and marketing team not currently in place.

Total general and administrative expenses decreased by $92,559 or 12.4%, from $746,375 in the 2008 Quarter to $653,816 in the 2009 Quarter. Compensation costs decreased by $154,041 or 34.6% from $445,368 in the 2008 Quarter to $291,327 during the 2009 Quarter. This decrease was primarily due to the resignation of Paul D’Sylva in early January and the reduction of salaries by management over the quarter. Professional fees increased by $48,235 or 27.4% from $175,798 in the 2008 Quarter to $224,033 in the 2009 Quarter. This increase results from the legal costs associated with the selling of the Company’s assets. Associated office expenses decreased by $32,980 or 56.8% from $58,034 in the 2008 Quarter to $25,054 in the 2009 Quarter. This decrease resulted from the decision in 2009 to curtail all travel costs.

Other Income (Expenses)

Other income decreased by $1,269 or 92.9% from $1,366 during the 2008 Quarter to $97 in the 2009 Quarter resulting from the decrease in interest earning investments.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Other expenses remained relatively flat from $411,949 in the 2008 Quarter to $423,290 in the 2009 Quarter. Other expenses incurred by the Company include interest, amortization and loss on investment. Interest expense increased by $47,610 or 59.5% from $80,036 in the 2008 Quarter to $127,646 in the 2009 Quarter. This resulted from a reduction in the swap agreement in the 2008 Quarter. Debt amortization decreased by $161,245 or 48.6% from $331,913 in the 2008 Quarter to $170,668 in the 2009 Quarter. This reduction is the result from the refinancing of the LH Financial Debt. Realized losses in 2009 amounted to $56,478. This was due to the sale of the VenturePharm stock. There were no gains or losses in 2008.

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

The Company’s decision and approval by the Board of Directors to enter Administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In the coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. The Company reported a loss from discontinued operations of $132,022 in the 2008 Quarter with the Exelgen operation.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008.

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

Total revenues decreased by $910,251 or 17.7% from $5,144,816 in the 2008 Period to $4,234,565 in the 2009 Period.

Revenues realized from commercial contracts decreased by $1,049,885 or 34.0%, from $3,087,782 in the 2008 Period (“the 2008 Period”) to $2,037,897 in the 2009 Period (“the 2009 Period”). Due to the current economic conditions many clients have placed future projects on a temporary hold. Anticipated start-up dates for these projects are expected to begin late in the third quarter.

Revenues realized from government contracts increased by $114,747 or 16.6%, from $690,575 in the 2008 Period to $805,322 in the 2009 Period. The continuation of the four bio-security based government contracts that were awarded in 2008 led to the increase. Work on three of the four projects, are continuing with the fourth one being renewed.

COMMONWEALTH BIOTECHNOLOGIES, INC.

Genetic identity revenues increased by $123,927 or 13.8%, from $899,780 in the 2008 Period to $1,023,707 in the 2009 Period. The genetic identify sector has grown both organically and through the expansion of service into the global market. The increase in private and immigration testing have led to the increase.

Clinical testing revenues decreased by $258,053 or 81.7%, from $315,857 in the 2008 Period to $57,804 in the 2009 Period. This decrease resulted from the completion of a clinical trial testing that has not been renewed or replaced during the 2009 Period. As mentioned in commercial contracts, many clients have placed any future projects on a temporary hold.

Other revenue increased by $159,013 or 105.4%, from $150,822 in the 2008 Period to $309,835 in the 2009 Period.

This increase resulted from two grants payments awarded from the Australian Government for Mimotopes in the amount of $150,000 and $85,707. Theses grants were export market development grants and were for the 2005 and 2006 years.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services decreased by $359,362 or 9.8%, from $3,668,443 in the 2008 Period to $3,309,081 in the 2009 Period. Cost of services as a percentage of revenue increased from 71.3% in the 2008 Period to 78.1% in the 2009 Period. This percentage increase is a direct result of additional materials and labor needed to complete the existing work.

Direct materials decreased by $75,150 or 7.1% from $1,051,548 in the 2008 Period to $976,398 in the 2009 Period. The cost of direct materials as a percentage of revenue increased from 20.4% in the 2008 Period to 23.1% in the 2009 Period, respectively. This increase, as a percentage of revenue, correlates to the shift on a greater usage of materials for the existing projects.

Direct labor decreased by $125,776 or 11.5%, from $1,096,687 in the 2008 Period to $970,911 in the 2009 Period. The cost of direct labor as a percentage of revenue however, increased from 21.3% in the 2008 Period to 22.9% in the 2009 Period. The increase as a percentage of revenue primarily relates to the shift in revenues for projects on hand that are more labor intensive.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $158,436 or 10.4% from $1,520,208 in the 2008 Period to $1,361,772 in the 2009 Period. The cost of overhead as a percentage of revenue increased from 29.5% in the 2008 Period to 32.1% in the 2009 Period. Overhead costs in 2009 showed a modest reduction in all accounts from the 2008 Period to the 2009 Period.

Selling, General and Administrative

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. The Company sees SGA as a vital portion of the business however management has made the decision to reduce all costs associated with in these categories.

Total SGA costs decreased by 875,975 or 36.3%, from $2,416,345 in the 2008 Period to $1,540,370 in the 2009 Period. The cost of SGA as a percentage of revenue decreased from 46.9% in the 2008 Period to 36.4% in the 2009 Period.

Total selling and marketing costs decreased by $370,982 or 61.5%, from $603,683 in the 2008 Period to $232,701 in the 2009 Period. This decrease is primarily due to the reorganization of the sales and marketing team not currently in place.

Total general and administrative expenses decreased by $504,993 or 27.9%, from $1,812,662 in the 2008 Period to $1,307,669 in the 2009 Period. Compensation costs decreased by $359,929 or 38.1% from $945,187 in the 2008 Period to $585,258 during the Period. This decrease was primarily due to the resignation of Paul D’Sylva (Chief

COMMONWEALTH BIOTECHNOLOGIES, INC.

Executive Officer) in early January and the reduction of salaries by management over the Period. Professional fees decreased by $78,210 or 15.9% from $490,488 in the 2008 Period to $412,278 in the 2009 Period. Across the board reduction in costs associated with legal, accounting and the Sarbanes Oxley requirements contributed to this decrease. Taxes and Licenses increased by $27,772 or 374.5% from $7,415 in the 2008 Period to $35,187 in the 2009 Period. The increase over 2008 was primarily due to a credit in 2008 on business taxes that was received by the Company. Associated office expenses decreased by $67,306 or 52.7% from $127,657 in the 2008 Period to $60,351 in the 2009 Period. This decrease resulted from the decision in 2009 to curtail all travel costs.

Other Income (Expenses)

Other income decreased by $9,109 or 87.9% from $10,368 during the 2008 Period to $1,259 in the 2009 Period resulting from the decrease in interest earning investments throughout the year. In addition, the Company had an exchange loss of $3,654 in the 2009 Period.

Other expenses incurred by the Company include interest, amortization and loss on investment. Interest expense decreased by $49,495 or 18.1% from $273,266 in the 2008 Period to $223,771 in the 2009 Period. This resulted from a reduction in the swap agreement in the 2009 Period. Debt amortization decreased by $207,867 or 37.8% from $549,203 in the 2008 Period to $341,336 in the 2009 Period. This reduction is the result from the refinancing of the LH Financial Debt. Realized losses in 2009 amounted to $193,474. This was due to the sale of the VenturePharm stock. There were no gains or losses in 2008.

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

The Company’s decision and approval by the Board of Directors to enter Administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In the coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. The Company reported a loss from discontinued operations of $170,265 in the 2008 Period with the Exelgen operation.

Liquidity and Capital Resources

Losses for the Company were $557,105 and $810,359 for the quarter ended June 30, 2009 and 2008 respectively. For the quarter ended June 30, 2009 and 2008, losses from continuing operations were $557,105 and $678,337 respectively. Losses resulting from the discontinued operation were $0 and $132,022 for the Quarter ended June 30, 2009 and 2008, respectively.

Total losses for the Company for the six months ended June 30, 2009 and 2008 were $1,372,208 and $1,922,338 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the six months ended June 30, 2009 and 2008, losses from continuing operations were $1,372,208 and $1,752,073 respectively. Losses resulting from the discontinued operation were $0 and $170,265 for the six months ended June 30 2009 and 2008, respectively.

COMMONWEALTH BIOTECHNOLOGIES, INC.

The Company generated positive cash flows in 2009 of $116,702 and negative cash flows in 2008 of $1,878,708. Net working capital as of June 30, 2009 and 2008 was ($5,300,315) and ($5,256,055) respectively

The 2009 Period reflects cash provided by operating activities of $16,165 as compared to cash used in operating activities of $930,240 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $64,465 in comparison to used in investing activities of $6,142 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash provided by financing activities for the 2009 Period was $35,076 as compared to cash used in financing activities of $939,726 in the 2008 Period. This change reflects the exercising of stock from convertible debt.

During 2009, the Company expects to re-negotiate the terms of its outstanding mortgage debt which becomes due in November 2009, including any non compliance with covenants which causes the Company to be in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratio’s. At June 30, 2009, the Company was in violation of the covenants, however, the Company was granted a waiver of the covenants by the bank for six months to June 30, 2009. The Company plans to renegotiate the existing mortgage with either the same financial institution or another one. However there is no certainty that the Company will be successful in renegotiating its outstanding mortgage. The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

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

On June 16, 2009, LH Financial exercised it options on the principal and interest outstanding in the amount of 750,447 shares reducing the liability owed to LH Financial from $1,805,000 to $1,315,900.

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “Investors”). The Notes mature on December 31, 2009, and have an interest rate of 8% per annum. The registrant will pay any interest and principal on the maturity date. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. Total shares exercised amounted were 750,447.

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick has agreed to purchase such assets for a purchase price of $1,075,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive, Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. Subject to Bostwick’s satisfaction of its two week due diligence inspection and approval of the sale by CBI’s shareholders and lenders, the sale is expected to close in the third fiscal quarter of 2009.

COMMONWEALTH BIOTECHNOLOGIES, INC.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 3rd Quarter.

On July 22, 2009, the Company entered into a definitive agreement with Biosignal Ltd., an Australian biotechnology company, pursuant to which Biosignal completed a $1,600,000 investment in the Company and agreed to assign its biofilm technology to the Company. The biofilm technology is based around a family of natural products which disrupt bacterial colonization and thereby inhibit growth. Such biofilm disrupters are expected to be commercialized to support a variety of medical and industrial application.

Pursuant to the terms of a Share Subscription Agreement, Biosignal purchased 1,600,000 shares of the Company’s common stock, without par value, for the purchase price of $1,600,000, paid in the form of a 12 month unsecured convertible note bearing interest at 10% per annum. To the extent Biosignal obtains shareholder approval, Biosignal may, at its option, convert the note and all accrued interest into the aggregate of 65,339,458 shares of Biosignal.

In addition, the Company and Biosignal entered into a Deed of Assignment to which Biosignal will convey certain intellectual property and contracts related to the development and possible exploitation of Biosignal’s biofilm technology to the Company subject to the satisfactory completion of due diligence and other conditions. Biogignal will retain licensed rights to use this intellectual property to service some contracts that are not assigned to the company.

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non current assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. As of June 30, 2009, no impairment charges were required. Based upon the financial condition and recent operating trends of the Company, future impairment of long-lived assets is possible.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President, Finance (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2009 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.1	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.2	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.3	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.4	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.5	Employment Agreement for Robert B. Harris (8)

10.6	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.7	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.8	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.9	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.10	Officer’s Severance Agreement for James H. Brennan (11)

10.11	Second Amended and Restated Employment Agreement for James H. Brennan (12)

10.12	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (13)

10.13	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (14)

COMMONWEALTH BIOTECHNOLOGIES, INC.

10.14	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (15)

10.15	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (16)

31.1	Certification of Richard J. Freer, Ph.D. (17)

31.2	Certification of James H. Brennan (17)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (17)

32.2	Section 906 Certification of James H. Brennan (17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.

(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.

(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.

(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated August 6, 2008, File No. 001-13467.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.

(16)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.

(17)	Filed herewith.

COMMONWEALTH BIOTECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ James H. Brennan
James H. Brennan
Vice President Financial Operations
and Principal Accounting Officer

COMMONWEALTH BIOTECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.1	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (4)

10.2	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

10.3	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (6)

10.4	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (7)

10.5	Employment Agreement for Robert B. Harris (8)

10.6	First Amended and Restated Employment Agreement for Thomas R. Reynolds (9)

10.7	First Amendment to First Amended and Restated Employment Agreement for Thomas R. Reynolds (10)

10.8	First Amended and Restated Employment Agreement for James H. Brennan (10)

10.9	First Amendment to First Amended and Restated Employment Agreement for James H. Brennan (10)

10.10	Officer’s Severance Agreement for James H. Brennan (11)

10.11	Second Amended and Restated Employment Agreement for James H. Brennan (12)

10.12	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (13)

10.13	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (14)

10.14	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (15)

10.15	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (16)

31.1	Certification of Richard J. Freer, Ph.D. (17)

31.2	Certification of James H. Brennan (17)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (17)

32.2	Section 906 Certification of James H. Brennan (17)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 10, 2005, File No. 001-13467.

(10)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.

(11)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.

(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated August 6, 2008, File No. 001-13467.

COMMONWEALTH BIOTECHNOLOGIES, INC.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.

(16)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.

(17)	Filed herewith.