Form 10-Q
period 2009-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2009-11-16
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter and nine month period ended September 30, 2009

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

As of November 16, 2009, 8,526,958 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$320,750	$243,751
Investments	409	64,790
Accounts receivable	1,073,534	1,447,615
Other current assets	47,957	89,426

Total current assets	1,442,650	1,845,582

Property and Equipment, net	6,335,508	6,357,752

Other Assets
Restricted cash	92,685	72,469
Deferred financing fees	—	93,050

Total other assets	92,685	165,519

Total Assets	$7,870,843	$8,368,853

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,383,982	$1,119,409
Current maturities of long term debt	2,396,233	5,212,498
Other current liabilities	153,124	246,896
Accrued payroll liabilities	558,916	417,827
Deferred revenue	—	2,331
Interest payable	139,635	102,676

Total current liabilities	4,631,890	7,101,637
Long-term debt less current maturities	2,526,760	3,937

Total Liabilities	7,158,650	7,105,574

Commitments, and contingencies	—	—
Stockholders equity
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; September 30, 2009 - 8,171,796 December 31, 2008 - 6,465,734 shares issued and outstanding	—	—
Additional paid-in-capital	25,258,820	24,453,298
Restricted stock	(25,083)	(100,333)
Other comprehensive income (loss)	1,021,025	(83,251)
Accumulated deficit	(25,542,569)	(23,006,435)

Total stockholders’ equity	712,193	1,263,279

Total Liabilities and Stockholders’ Equity	$7,870,843	$8,368,853

See Notes To Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)		(Unaudited)
Revenues
Commercial contracts	$1,108,062	$1,046,869	$3,145,959	$4,134,651
Government contracts	392,819	600,336	1,198,141	1,290,911
Genetic identity	391,819	542,414	1,415,526	1,442,194
Clinical services	44,923	9,351	102,727	325,208
Other revenue	93,040	7,844	402,875	158,666

Total revenues	2,030,663	2,206,814	6,265,228	7,351,630
Cost of services
Direct materials	493,100	620,488	1,469,498	1,672,036
Direct labor	476,327	524,042	1,447,238	1,620,729
Overhead	660,952	721,476	2,022,724	2,241,684

Total cost of services	1,630,379	1,866,006	4,939,460	5,534,449

Gross profit	400,284	340,808	1,325,768	1,817,181

Selling, general and administrative expenses	932,078	1,274,743	2,472,448	3,691,089

Operating loss	(531,794)	(933,935)	(1,146,680)	(1,873,908)

Other income (expense)
Realized losses	(8,045)	(51,861)	(201,519)	(51,861)
Interest expense	(85,816)	(142,522)	(309,587)	(415,788)
Loss on debt extinguishment	—	(1,202,419)	—	(1,202,419)
Amortization/Private Placement	(7,708)	(336,941)	(349,044)	(886,144)
Other income	159	1,775	1,418	12,143

Total other income (expense)	(101,410)	(1,731,968)	(858,732)	(2,544,069)

Loss from continuing operations	(633,204)	(2,665,903)	(2,005,412)	(4,417,977)
Loss from discontinued operations (Note 10)	—	(1,121,759)	—	(1,292,023)

Net loss	$(633,204)	$(3,787,662)	$(2,005,412)	$(5,710,000)

Basic and diluted loss per common share from continued operations	$(0.08)	$(0.45)	$(0.28)	$(0.77)

Basic and diluted loss per common share from discontinued operation	$—	$(0.19)	$—	$(0.23)

Basic and diluted loss per common share after discontinued operation	$(0.08)	$(0.64)	$(0.28)	$(1.00)

See Notes to Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(2,005,412)	$(5,710,000)
Loss on debt extinguishment	—	1,202,419
Loss on disposal of subsidiary	—	293,298
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	752,183	1,584,477
Unrealized loss (gain) on interest rate swap agreement	(121,161)	23,065
Realized loss on investments	286,282	161,071
Stock-based compensation	198,550	51,861
Interest expense satisfied with the issuance of stock	—	106,831
Changes in:
Accounts receivable	473,436	1,286,985
Prepaid expenses and inventory	25,052	158,471
Accounts payable and other current liabilities	357,057	(531,918)
Deferred revenue	—	(297,365)

Net cash used in operating activities	(34,013)	(1,670,805)

Cash flows from investing activities:
Proceeds from the sale of investments	64,381	36,699
Purchases of property and equipment	—	(6,083)

Net cash provided by investing activities	64,381	30,616

Cash flows from financing activities:
Issuance of common stock	173,422	500,000
Principal payments on long term debt	(59,390)	(1,412,448)
Deferred financing fees paid	—	(23,153)
Proceeds from long term debt	—	500,000
Change in restricted cash	(1,246)	282,038

Net cash provided by (used in) financing activities	112,786	(153,563)

Effects of exchange rates	(66,155)	(3,318)
Net increase (decrease) in cash and cash equivalents	76,999	(1,797,070)
Cash and cash equivalents, beginning of period	243,751	2,533,910

Cash and cash equivalents, end of period	$320,750	$736,840

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$230,786	$430,756
Non-cash investing and financing activities
Purchase of equipment through capital lease	$—	$44,979
Reduction of convertible debt through issuance of common stock	$508,800	$145,000
Receipt of available-for-sale-securites through issuance of common stock	$—	$500,000

See Notes to Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. If Commonwealth Biotechnologies, Inc., (the “Company” or “CBI”) is unable to improve operating results and meet its debt obligations, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Losses for the Company were $633,204 and $3,787,662 for the quarters ended September 30, 2009 and 2008, respectively. For the quarters ended September 30, 2009 and 2008, losses from continuing operations were $633,204 and $2,665,903, respectively. Losses resulting from the discontinued operations were $0 and $1,121,759 for the quarters ended September 30, 2009 and 2008, respectively.

Total losses for the Company for the nine months ended September 30, 2009 and 2008 were $2,005,412 and $5,710,000 respectively. Recent operating losses may continue into future periods, and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2009 and 2008, losses from continuing operations were $2,005,412 and $4,417,977, respectively. Losses resulting from the discontinued operations were $0 and $1,292,023 for the nine months ended September 30 2009 and 2008, respectively.

The Company generated positive cash flows in 2009 of $76,999 and negative cash flows in 2008 of $1,797,070. Net working capital as of September 30, 2009 and 2008 was ($2,672,513) and ($1,533,970) respectively.

The 2009 Period reflects cash used in operating activities of $34,013 as compared to cash used in operating activities of $1,670,805 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $64,381 in comparison to cash provided by investing activities of $30,616 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash provided by financing activities for the 2009 Period was $112,786 as compared to cash used in financing activities of $153,563 in the 2008 Period. This change is primarily a result of the decrease in principal payments on long term debt for the 2009 Period in comparison to the 2008 Period.

On November 10, 2009, the Company refinanced its Mortgage Obligation with the same bank for a three year term at prime plus 1.25% (see Note 7).

The Company also believes that it will be able to satisfy its current debt obligations with certain institutional investors (the “PIPE Investors”) and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

The cash position of the Company will remain uncertain for the remainder of 2009. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

In July 2009, the PIPE Investors exercised it options on the principal and interest outstanding in the amount of $56,900 resulting in the issuance of 113,000 shares of the Company’s stock. As of September 30, 2009, total principal outstanding to LH Financial was approximately $1,296,200.

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick agreed to purchase such assets for a purchase price of $1,110,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive,

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. Approval of this asset sale was obtained at the 2009 Annual Meeting of Shareholders. Closing of this transaction occurred on November 5, 2009 resulting in net proceeds to the Company of approximately $344,000.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the fourth quarter. During this period obligation under the note will continue to accrue. As part of the sale to Bostwick, the PIPE Investors received $200,000 that will be held in escrow until the notes mature or are satisfied through the issuance of common shares. Consequently, the Company may receive these funds should the PIPE Investors decide to satisfy the notes with common shares instead of cash.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources.

During the last year, the Company’s business has undergone substantial change in relation to size, scale and scope of activities. The Company has developed significant capacity in peptide chemistry through the acquisition of Mimotopes. In addition, resources have been invested in the establishment of VenturePharm Asia.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. The Company matured, it re-focused its core business activities and now provides integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through it’s FIL division, for paternity testing, forensic case-work analysis and Convicted Offender Data Base Index System CODIS work. During 2007, the Company acquired Mimotopes Pty, Ltd. which has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides. Exelgen, formally known as Tripos Discovery Research Ltd was acquired June 2007 and was a leading drug discovery services business that provided pharmaceutical and biotechnology companies with novel approaches to drug discovery. In September 2008, the decision was made to discontinue the operation. (see Note 10)

The sale of the assets of CBI’s FIL and CBI Services divisions were approved at the 2009 Annual Meeting of Shareholders. The sale of these assets to Bostwick Laboratories, Inc. was completed in November 2009.

Consolidation Policy

The consolidated financial statements include the accounts of CBI and its wholly owned subsidiaries, Mimotopes Pty, Ltd, Australia and Exelgen, England, until Exelgen was deconsolidated on September 23, 2008 (see Note 10). All inter-company accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated using rates of exchange as of the balance sheet dates. Related revenues and expenses are translated at average rates of exchange in effect during the periods. Cumulative translation adjustments have been recorded as a separate component within accumulated other comprehensive income (loss) of stockholders’ equity. Realized gains and losses from foreign currency translations are included in other income (expense).

Fair Value Measurements

On January 1, 2008, the Company adopted FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The adoption of FASB ASC 820 did not have a material effect on the carrying values of the Company’s assets.

FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company maintains cash balances in excess of FDIC insured amounts.

Restricted Cash

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of September 30, 2009 is $92,685. Interest income earned on restricted cash is recorded in other interest income.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the fair value of the derivative are accounted for through interest expense. The notional principal value of the Company’s swap agreement outstanding as of September 30, 2009 is equal to the outstanding principal balance of the corresponding debt instrument.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 8,127,919 and 5,879,918 for the three months ended September 30, 2009 and 2008, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 7,247,807 and 5,704,202 for the nine months ended September 30, 2009 and 2008, respectively. (see Note 4).

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s results of operations or financial position.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (“SFAS 141(R)”), to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquire, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB No. 141, “Business Combinations” and other U.S. generally accepted accounting principles. The Company has determined there to be no material impact to the consolidated financial statements upon the recent adoption of FSP FAS No. 142-3.

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), to create accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require (1) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (2) the amount of consolidated net income attributable to the parent and the non controlling interest to be clearly identified and presented on the face of the consolidated statement of income, (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently, (4) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary to be initially measured at fair value, and (5) entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and prohibits early adoption. Management has completed its review of the new guidance and determined there to be no material impact to the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Management has adopted SFAS No. 159, and the effect of implementation is not material to the Company’s results of operations or financial position as no such elections have been made.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“Statement 161”). Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company has determined EITF No. 07-05 does not apply at September 30, 2009.

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

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect the adoption of the provision of SFAS No. 162 to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and evaluated our subsequent events through November 16, 2009, the date the condensed consolidated financial statements were issued. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

NOTE 3. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2009 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2008, based on the fair value on the grant date.

Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended September 30, 2009 and September 30, 2008 was approximately $17,100 and $32,329, respectfully, and for the nine months ended September 30, 2009 and 2008 was approximately $51,300 and $67,500 respectively and is included in selling, general and administrative. As of September 30, 2009, total unamortized stock-based compensation cost related to non-vested stock awards was $17,100, net of expected forfeitures, which is expected to be recognized over the fiscal year.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and nine months ended September 30, 2009 was $0. During the three and nine months ended September 30, 2009, the Company did not receive cash from the exercise of stock awards.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at June 30, 2009	848,936	$5.02	2	$—
Granted	—	—
Exercised	—	—
Expired	(91,847)	9.90

Options and warrants outstanding at September 30, 2009	757,089	4.43	2	—

Options and warrants exercisable at September 30, 2009	737,059	$4.47	2	$—

Weighted average fair value per option and warrants granted during the quarter		$—

	For the Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value Shares (in thousands)
Options and warrants outstanding at December 31, 2008	828,936	$5.27	2	$—
Granted	20,000	0.36
Exercised	—	—
Expired	(91,847)	9.90

Options and warrants outstanding at September 30, 2009	757,089	4.43	2	—

Options and warrants exercisable at September 30, 2009	737,059	$4.47	2	$—

Weighted average fair value per option and warrants granted during the period		$0.36

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of SFAS No. 123R.

The assumptions used to determine the weighted average fair value per option are as follows:

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Assumptions:
Expected volatility	—	—	311.11%	82.17%
Expected annual dividend yield	—	—	0.00%	0.00%
Risk free rate of return	—	—	3.31%	3.99%
Expected option term (years)	—	—	10	10

In conjunction with the PIPE Investors debt, the Company issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013. The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,000 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method.

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

Reduction in the exercise price to $0.50 per common share was approved at the 2009 annual meeting of shareholders.

The following table summarizes information about Restricted Stock Unit (RSU) activity for the nine months ended September 30, 2009:

	Number of Restricted Stock Units	Weighted Average Grant Date Value
Non-vested at December 31, 2008	22,251	$4.52
Granted	—
Vested	16,656	$4.52
Expired	—

Non-vested at September 30, 2009	5,595	$4.52

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2009, there was approximately $25,000 of total unrecognized compensation cost related to non-vested RSUs granted under our stock plans which is expected to be recognized over a the remainder of 2009. Compensation expense related to RSUs for the nine months ended September 30, 2009, and 2008 was approximately $75,000 for each period, and is included in selling, general and administrative expenses.

NOTE 4. LOSS PER SHARE

The Company follows the guidance provided in the Statement of Financial Accounting Standards No. 128, “Earnings per Share”, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

	Three Months Ended September 30,
	2009	2008
Basic and diluted loss per share:
Loss from continuing operations	$(633,204)	$(2,665,903)
Loss from discontinued operations	—	(1,121,759)

Net loss	$(633,204)	$(3,787,662)

Basic and diluted loss per common share from continued operations	$(0.08)	$(0.45)

Basic and diluted loss per common share from discontinued operations	$—	$(0.19)

Basic and diluted loss per common share after discontinued operations	$(0.08)	$(0.64)

Weighted average share outstanding	8,127,919	5,879,918

	Nine Months Ended September 30,
	2009	2008
Basic and diluted loss per share:
Loss from continuing operations	$(2,005,412)	$(4,417,977)
Loss from discontinued operations	—	(1,292,023)

Net loss	$(2,005,412)	$(5,710,000)

Basic and diluted loss per common share from continued operations before discontinued operations	$(0.28)	$(0.77)

Basic and diluted loss per common share from discontinued operations	$—	$(0.23)

Basic and diluted loss per common share after discontinued operations	$(0.28)	$(1.00)

Weighted average share outstanding	7,247,807	5,704,202

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net loss	$(633,204)	$(3,787,662)	$(2,005,412)	$(5,710,000)
Increase (Decrease) in unrealized loss on the fair value of investments	—	(255,494)	252,409	(255,494)
Foreign Currency Translation adjustments	439,019	(959,464)	851,868	(537,283)

Total comprehensive loss	$(194,185)	$(5,002,620)	$(901,135)	$(6,502,777)

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

The Company files income tax returns in U.S. federal jurisdiction and the Commonwealth of Virginia. The Company is no longer subject to U.S. or state tax examinations for years before 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

NOTE 7. SHORT TERM DEBT WITH CONVERSION FEATURES

PIPE Investors Agreement

On December 31, 2007 the Company issued $1,950,000 of convertible debt in a subscription agreement between the Company and the PIPE Investors. The debt carries an interest rate of 10% annually and matures in July 31, 2009. Quarterly interest payments may be made in the form of either cash or common stock. The debt may be converted into shares of common stock at a conversion price of $2.00 per share. In conjunction with the debt, the Company also issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013.

The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,750 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black- Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $1,950,000 which was recorded against the convertible debt and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $748,000 for the nine months ended September 30, 2009. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by as soon as possible as required under the agreement. During the second Quarter of 2008, the Company received notice of conversion of $100,000 of the principle amount of the note which resulted in the issuance of 50,000 shares of common stock.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2)	all interest accrued through March 31, 2008 on the debt shall be paid at a rate of 10% in shares of the Company’s common stock and all interest further accrued between April 1, 2008 and September 30, 2008 on the debt shall be paid at the rate of 12% in shares of the Company’s common stock: and

(3)	the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share, and the exercise price of the Class B Warrants was reduced from $5.00 to $1.01 per common share, subject to further reduction as described in the Transaction Documents.

On June 16, 2009, LH Financial exercised it options on the principal and interest outstanding in the amount of 750,447 common shares. As of September 30, 2009 the outstanding principal balance on the note was $1,296,200,

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “ PIPE Investors”). The Notes mature on December 31, 2009, and have an interest rate of 8% per annum. The registrant will pay any interest and principal on the maturity date. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. All shares were exercised and no additional interest will be accrued for the rest of the year. Total shares exercised amounted 750,447.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 4th Quarter. During this period, obligations under the note will continue to accrue.

Second Modification, Waiver and Acknowledgement Agreement

On October 9, 2009, the second Modification Agreement relating to the above mentioned debt was approved at the 2009 Annual Meeting of Shareholders. The restructured agreement calls for the conversion price for the remaining balance of PIPE notes to be lowered from $2.00 per share to $0.50 per share.

In July 2009, the investors exercised their options on the principal and interest outstanding in the amount of 113,800 common shares.

As of September 30, 2009 the outstanding principal balance on the note was $1,296,200.

In October 2009, the investors exercised their options on the principal and interest outstanding in the amount of 105,162 common shares.

In connection with the sale of CBI Services and FIL, the PIPE Investors were issued 250,000 shares of restricted stock.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fornova Agreement

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (the “Note”) payable to Fornova Pharmaworld Inc. (“Fornova”). The maturity date of the Note was August 29, 2009. The Note has an interest rate of 10% per annum compounded monthly. The Company will pay interest on a monthly basis beginning on September 28, 2008. At any time between October 27, 2008 and August 21, 2009, the Holder may convert the Notes into shares of the Company’s Common Stock at a conversion price of $1.01 per share. Additionally, the Note features a call date of January 29, 2009, if exercised, the Holder can call the note in the amount of the outstanding principal balance plus accrued interest. If the Holder’s call feature is exercised, the Company would most likely satisfy the debt and accrued interest with common stock.

At the 2009 Annual Meeting of Shareholders, approval was granted to reduce the conversion price from $1.01 per share to $0.50 per share.

Mortgage with Financial Institution

The $3,043,487 mortgage payable requires meeting certain financial covenants in upcoming periods prior to the scheduled maturity at November 10, 2009. Based on the Company’s current financial condition and recent trend of its operating results, it is uncertain as to whether the covenants will be met at which time the lender could call the loan in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratios. At September 30, 2009, the Company was in violation of covenants; however, the Company was granted a waiver of the covenants by the bank to November 10, 2009.

In connection with the sale of CBI Services and Fairfax Identity Labs, a principal payment of $250,000 was made to the bank. On November 10, 2009, the Company refinanced the remaining outstanding principal balance with the same bank for a three year term at prime plus 1.25%. This loan is classified in the consolidated balance sheet at September 30, 2009 as follows:

Current maturities of long term debt	$516,727
Long term debt less current maturities	2,526,760

$3,043,487

NOTE 8. FAIR VALUE DISCLOSURE

The following table presents information about the Company’s assets and liabilities which are measured at fair value, on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities, available for sale	$409	$—	$—
Liabilities:
Interest Rate Swap	$—	$27,526	$—

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Exercise of the Put Option

On July 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, the Company received $500,000 in cash and 2,229,664 of VPL’s ordinary shares. As of September 30, 2009, 5,832 shares remain to be sold.

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

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the loss from the discontinued operations are as follows:

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	$—	$341,328	$—	$1,731,169
Cost of services	—	(1,023,678)	—	(2,325,441)

Gross Profit	—	(682,350)	—	(594,272)
Sales, general and administrative	—	127,891	—	316,176

Operating loss	—	(810,241)	—	(910,448)
Other income/(expense)	—	5,730	—	32,871
Interest expense	—	(23,950)		(121,148)
Loss on disposal of subsidiary	—	(293,298)	—	(293,298)

Loss from discontinued operations	$—	$(1,121,759)	$—	$(1,292,023)

NOTE 11. CANCELATION OF AGREEMENT WITH BIOSIGNAL LTD.

On July 22, 2009, the Company reached an agreement with Biosignal Ltd., an Australian biotechnology company, pursuant to which Biosignal was to complete a $1,600,000 investment in the Company and will agree to assign its biofilm technology to the Company. The biofilm technology is based around a family of natural products which disrupt bacterial colonization and thereby inhibit growth. Such biofilm disrupters are expected to be commercialized to support a variety of medical and industrial application.

Pursuant to the terms of a Share Subscription Agreement, Biosignal was to purchase 1,600,000 shares of the Company’s common stock, without par value, for the purchase price of $1,600,000, paid in the form of a 12 month unsecured convertible note bearing interest at 10% per annum. To the extent Biosignal obtained shareholder approval, Biosignal could, at its option, convert the note and all accrued interest into the aggregate of 65,339,458 shares of Biosignal.

In addition, the Company and Biosignal were to enter into a Deed of Assignment to which Biosignal would convey certain intellectual property and contracts related to the development and possible exploitation of Biosignal’s biofilm technology to the Company subject to the satisfactory completion of due diligence and other conditions. Biogignal would retain licensed rights to use this intellectual property to service some contracts that were not assigned to the company.

This transaction was canceled by the Company and Biosignal in August 2009.

NOTE 12. DELISTING AND REINSTATEMENT FROM NASDAQ

On July 24, 2009, The NASDAQ Stock Market notified CBI that CBI was to be delisted from the NASDAQ Capital Market as a result of (i) a failure to comply with NASDAQ Listing Rule 5550(b) due to a failure to maintain minimum stockholders’ equity of $2.5 million and a failure to file a Form 8-K affirming compliance with Rule 5550(b), (ii) a failure to comply with NASDAQ Listing Rule 5635(a) due to a failure to obtain shareholder approval of an issuance of stock in excess of 20% of the pre-transaction shares outstanding in connection with the structure of a prior agreement with Biosignal, Ltd, an Australian company, and (iii) a failure to comply with NASDAQ Listing Rule 5250(e)(2)(D) due to a failure to timely file a Form LAS for that Biosignal issuance.

COMMONWEALTH BIOTECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After receiving the July 24, 2009 notice, CBI and Biosignal agreed to terminate the earlier agreement and, subsequently, CBI filed a Form LAS in connection with a proposed amended and re-stated Biosignal Transaction thus bringing the company back into compliance with NASDAQ Rules 5635(a) and 5250(e)(2)(D). However, NASDAQ has determined that the Company has not met the requirements of Rule 5550(b). The Company appealed this decision under NASDAQ Rule 5800. The hearing was convened on September 3, 2009. On October 20, 2009, CBI was notified that the Hearing Panel granted the request of CBI to remain listed on The NASDAQ Stock Market through January 20, 2010, subject to the condition that, on or before January 20, 2010, CBI evidence shareholders’ equity of at least $2.5 million or demonstrate compliance with one of the alternative listing criteria of NASDAQ Listing Rule 5550(b). Failure to meet the Listing Rule 5550(b) may result in CBI’s delisting after such date.

NOTE 13. SUBSEQUENT EVENTS-BOSTWICK LABORATORIES

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick agreed to purchase such assets for a purchase price of $1,110,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive, Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. The lease is for a term of five years at $48,000 per month.

The sale to Bostwick was completed on November 2, 2009 resulting in net proceeds to the Company of $343,780. A reconciliation of the gross purchase price to net proceeds received by the Company is as follows:

Purchase Price	$1,110,000
Professional Fees	(282,235)
Payment to Mortgage Holder	(255,000)
Convertible Noteholders Escrow Funds	(200,000)
Real Estate Taxes	(26,426)
Filing Fees	(2,559)

$343,780

The funds held in escrow may be paid to CBI if the note is satisfied through the issuance of stock instead of cash.

In connection with this sale, the Company issued 250,000 shares of restricted stock to the Convertible Note Holders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a subsidiary of CBI. In March 2008, the Company entered into a Joint Venture with Beijing-based, Venturepharm Laboratories, Ltd. in order to offer high throughput, low cost drug discovery services through new facilities in China. As of September 30, 2008 Exelgen Limited (“Exelgen”) (formerly Tripos Discovery Research Ltd) was closed and is recorded on the financial statements as a discontinued operation.

Through September 30, 2009, CBI also provided services through CBI Services and Fairfax Identity Labs (“FIL”), two divisions that were sold to Bostwick Laboratories effective November 2, 2009. The remainder of this section discusses these divisions because they were part of CBI during the period covered by this report.

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

The sale of assets relating to CBI Services and Fairfax Identity Laboratories was approved at the 2009 Annual Meeting of Shareholders. This transaction was completed effective November 2, 2009 resulting in net proceeds to the Company of $343,780.

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

CBI’s China based Joint Venture (JV) with Venturepharm Laboratories, Ltd was signed in March, 2008. As of September 30, 2009, no revenues have been generated as the development of the operations have taken longer than anticipated.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. If Commonwealth Biotechnologies, Inc., (the “Company” or “CBI”) is unable to improve operating results and meet its debt obligations, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Losses for the Company were $633,204 and $3,787,662 for the quarters ended September 30, 2009 and 2008, respectively. For the quarters ended September 30, 2009 and 2008, losses from continuing operations were $633,204 and $2,665,903, respectively. Losses resulting from the discontinued operations were $0 and $1,121,759 for the quarters ended September 30, 2009 and 2008, respectively.

Total losses for the Company for the nine months ended September 30, 2009 and 2008 were $2,005,412 and $5,710,000 respectively. Recent operating losses may continue into future periods, and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2009 and 2008, losses from continuing operations were $2,005,412 and $4,417,977, respectively. Losses resulting from the discontinued operations were $0 and $1,292,023 for the nine months ended September 30, 2009 and 2008, respectively.

The Company generated positive cash flows in 2009 of $76,999 and negative cash flows in 2008 of $1,797,070. Net working capital as of September 30, 2009 and 2008 was ($2,672,513) and ($1,533,970) respectively.

The 2009 Period reflects cash used in operating activities of $34,013 as compared to cash used in operating activities of $1,670,805 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $64,381 in comparison to cash provided by investing activities of $30,616 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash provided by financing activities for the 2009 Period was $112,786 as compared to cash used in financing activities of $153,563 in the 2008 Period. This change is primarily a result of the decrease in principal payments on long term debt for the 2009 Period in comparison to the 2008 Period.

On November 10, 2009, the Company refinanced its Mortgage Obligation with the same bank for a three year term at prime plus 1.25% (see Note 7).

The Company also believes that it will be able to satisfy its current debt obligations with certain institutional investors (the “PIPE Investors”) and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations.

The cash position of the Company will remain uncertain for the remainder of 2009. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. As indicated previously, when confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

In July 2009, the PIPE Investors exercised it options on the principal and interest outstanding in the amount of $56,900 resulting in the issuance of 113,000 shares of the Company’s stock. As of September 30, 2009, total principal outstanding to LH Financial was approximately $1,296,200.

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick agreed to purchase such assets for a purchase price of $1,110,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive, Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. Approval of this asset sale was obtained at the 2009 Annual Meeting of Shareholders. Closing of this transaction occurred on November 5, 2009 resulting in net proceeds to the Company of approximately $344,000.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the fourth quarter. During this period obligation under the note will continue to accrue. As part of the sale to Bostwick, the PIPE Investors received $200,000 that will be held in escrow until the notes mature or are satisfied through the issuance of common shares. Consequently, the Company may receive these funds should the PIPE Investors decide to satisfy the notes with common shares instead of cash.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources.

During the last year, the Company’s business has undergone substantial change in relation to size, scale and scope of activities. The Company has developed significant capacity in peptide chemistry through the acquisition of Mimotopes. In addition, resources have been invested in the establishment of VenturePharm Asia.

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

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008.

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

Total revenues decreased by $176,151 or 8.0% from $2,206,814 during the third Quarter of 2008 (the “2008 Quarter”) to $2,030,663 during the third Quarter of 2009 (the “2009 Quarter”).

Revenues realized from commercial contracts remained relatively flat during the 2009 Quarter showing a slight increase of $61,193 or 5.8%, from $1,046,869 in the 2008 Quarter to $1,108,062 in the 2009 Quarter.

Revenues realized from government contracts decreased by $207,517 or 34.6%, from $600,336 in the 2008 Quarter to $392,819 in the 2009 Quarter. This decrease is a result of the completion of two contracts in the beginning of the 2009 Quarter that were not replaced with additional work or contracts.

Genetic identity revenues decreased by $150,595 or 27.8%, from $542,414 in the 2008 Quarter to $391,819 in the 2009 Quarter. This decrease is primarily the result of a slowdown in international work orders.

Other revenue increased by $85,196, or 1,086.1%, from $7,844 in the 2008 Quarter to $93,040 in the 2009 Quarter. This increase is primarily the result of renting excess lab space at Mimotopes during the 2009 Quarter.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services decreased by $235,627 or 12.6%, from $1,866,006 in the 2008 Quarter to $1,630,379 in the 2009 Quarter. Cost of services as a percentage of revenue decreased from 84.6% in the 2008 Quarter to 80.3% in the 2009 Quarter.

Direct materials decreased by $127,388 or 20.5% from $620,488 in the 2008 Quarter to $493,100 in the 2009 Quarter. The cost of direct materials as a percentage of revenue decreased from 28.1% in the 2008 Quarter to 24.3% in the 2009 Quarter. This decrease correlates to the decreases in the related revenue accounts.

Direct labor decreased by $47,715 or 9.1%, from $524,042 in the 2008 Quarter to $476,327 in the 2009 Quarter. The cost of direct labor as a percentage of revenue however, decreased from 23.7% in the 2008 Quarter to 23.5% in the 2009 Quarter. This decrease is primarily due to staff reductions in the 2009 Quarter.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead remained relatively flat showing a slight decrease of $60,524 or 8.4% from $721,476 in the 2008 Quarter to $660,952 in the 2009 Quarter. The cost of overhead as a percentage of revenue decreased from 32.7% in the 2008 Quarter to 32.5% in the 2009 Quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. The Company sees SGA as a vital portion of the business however management has made the decision to reduce all costs associated with in these categories.

Total SGA costs decreased by $342,665 or 26.9%, from $1,274,743 in the 2008 Quarter to $932,078 in the 2009 Quarter. The cost of SGA as a percentage of revenue decreased from 57.8% in the 2008 Quarter to 45.9% in the 2009 Quarter.

Total selling and marketing costs decreased by $76,459 or 39.0%, from $196,183 in the 2008 Quarter to $119,724 in the 2009 Quarter. This decrease is primarily due to the reorganization of the sales and marketing team.

Total general and administrative expenses decreased by $92,559 or 12.4%, from $746,375 in the 2008 Quarter to $653,816 in the 2009 Quarter. Compensation costs decreased by $129,503, or 29.7%, from $436,293 in the 2008 Quarter to $306,790 during the 2009 Quarter. This decrease was primarily due to the resignation of Paul D’Sylva in early January and the reduction of salaries by management over the quarter. Professional fees increased by $69,563 or 31.9% from $217,726 in the 2008 Quarter to $287,289 in the 2009 Quarter. This increase results from the legal costs associated with the selling of the Company’s assets. Associated office expenses decreased by $33,787 or 28.5% from $118,630 in the 2008 Quarter to $84,843 in the 2009 Quarter. This decrease resulted from the decision in 2009 to curtail all travel costs.

Other Income (Expenses)

Other income decreased by $1,616 or 91.0% from $1,775 during the 2008 Quarter to $159 in the 2009 Quarter resulting from the decrease in interest earning investments.

Other expenses remained decreased from $531,234 in the 2008 Quarter to $101,569 in the 2009 Quarter. Other expenses incurred by the Company include interest, amortization and loss on investment. Interest expense decreased by $56,706, or 39.8%, from $142,522 in the 2008 Quarter to $85,817 in the 2009 Quarter. Debt amortization decreased by $329,233 or 97.7% from $336,941in the 2008 Quarter to $7,708 in the 2009 Quarter. The reduction in interest expense and amortization is a result of the modification of LH Financial Debt in 2008. As a result of this modification the Company incurred a loss on debt extinguishment of $1,202,419 during the 2008 Quarter.

Realized losses decreased $43,816, or 84.5%, from $51,861 in the 2008 Quarter to $8,045 in the 2009 Quarter. This was due to the sale of the VenturePharm stock.

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

The Company’s decision and approval by the Board of Directors to enter Administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In the coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. The Company reported a loss from discontinued operations of $1,121,759 in the 2008 Quarter with the Exelgen operation.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008.

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

Total revenues decreased by $1,086,402 or 14.8% from $7,351,630 in the 2008 Period to $6,265,228 in the 2009 Period.

Revenues realized from commercial contracts decreased by $988,692 or 23.9%, from $4,134,651 in the 2008 Period (the “2008 Period”) to $3,145,959 in the 2009 Period (the “2009 Period”). Due to the current economic conditions many clients placed future projects on a temporary hold during the first six months of the 2009 period. Although the impact of these delays resulted in the above mentioned decrease for the 2009 period, the start up of some of these projects in the third quarter resulted in relatively flat revenues for the 2009 quarter.

Revenues realized from government contracts decreased by $92,770 or 7.2%, from $1,290,911 in the 2008 Period to $1,198,141 in the 2009 Period. This decrease is a result of the completion of two contracts in the beginning of the 2009 Quarter that were not replaced with additional work or contracts.

Genetic identity revenues decreased by $26,668 or 1.8%, from $1,442,194 in the 2008 Period to $1,415,516 in the 2009 Period. Decreases in international work during the 2009 Quarter were offset by increases during the first six months of 2009 resulting in relatively flat revenues for the 2009 period compared to the 2008 period. Increases in the first six months of 2009 were primarily the result of increased private and immigration testing.

Clinical testing revenues decreased by $222,481 or 68.4%, from $325,208 in the 2008 Period to $102,727 in the 2009 Period. This decrease resulted from the completion of a clinical trial testing that has not been renewed or replaced during the 2009 Period. As mentioned in commercial contracts, many clients have placed any future projects on a temporary hold.

Other revenue increased by $244,209 or 153.9%, from $158,666 in the 2008 Period to $402,875 in the 2009 Period. This increase resulted from two grants payments awarded from the Australian Government for Mimotopes in the amount of $150,000 and $85,707, respectively, and the renting of excess lab space by Mimotopes in the 2009 Quarter. Theses grants were export market development grants and were for the 2005 and 2006 years.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services decreased by $594,989 or 10.8%, from $5,534,449 in the 2008 Period to $4,939,460 in the 2009 Period. Cost of services as a percentage of revenue increased from 75.3% in the 2008 Period to 78.8% in the 2009 Period. This percentage increase is a direct result of additional materials and labor needed to complete the existing work.

Direct materials decreased by $202,538 or 12.1% from $1,672,036 in the 2008 Period to $1,469,498 in the 2009 Period. The cost of direct materials as a percentage of revenue increased from 22.7% in the 2008 Period to 23.5% in the 2009 Period, respectively. This increase, as a percentage of revenue, correlates to the shift on a greater usage of materials for the existing projects.

Direct labor decreased by $173,491 or 10.7%, from $1,620,729 in the 2008 Period to $1,447,238 in the 2009 Period. The cost of direct labor as a percentage of revenue however, increased from 22.0% in the 2008 Period to 23.1% in the 2009 Period. The increase as a percentage of revenue primarily relates to the shift in revenues for projects on hand that are more labor intensive.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $218,960 or 9.8% from $2,241,684 in the 2008 Period to $2,022,724 in the 2009 Period. The cost of overhead as a percentage of revenue increased from 30.5% in the 2008 Period to 32.3% in the 2009 Period. Overhead costs in 2009 showed a modest reduction in all accounts from the 2008 Period to the 2009 Period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation. The Company sees SGA as a vital portion of the business; however, management has made the decision to reduce all costs associated with in these categories.

Total SGA costs decreased by $1,218,641 or 33.0%, from $3,691,089 in the 2008 Period to $2,472,448 in the 2009 Period. The cost of SGA as a percentage of revenue decreased from 50.2% in the 2008 Period to 39.5% in the 2009 Period.

Total selling and marketing costs decreased by $440,883 or 55.1%, from $799,866 in the 2008 Period to $358,983 in the 2009 Period. This decrease is primarily due to the reorganization of the sales and marketing team.

Total general and administrative expenses decreased by $777,758 or 26.9%, from $2,891,223 in the 2008 Period to $2,113,465 in the 2009 Period. Compensation costs decreased by $472,293, or 34.2%, from $1,381,440 in the 2008 Period to $909,147 during the 2009 Period. This decrease was primarily due to the resignation of Paul D’Sylva (Chief Executive Officer) in early January and the reduction of salaries by management over the Period. Professional fees decreased by $26,391 or 3.8% from $703,283 in the 2008 Period to $676,892 in the 2009 Period. Across the board reduction in costs associated with legal, accounting and the Sarbanes Oxley requirements contributed to this decrease. Taxes and Licenses increased by $16,431 or 43.7% from $37,364 in the 2008 Period to $54,065 in the 2009 Period. The increase over 2008 was primarily due to a credit in 2008 on business taxes that was received by the Company. Associated office expenses decreased by $171,285 or 54.1% from $316,352 in the 2008 Period to $145,247 in the 2009 Period. This decrease primarily resulted from the decision in 2009 to curtail all travel costs.

Other Income (Expenses)

Other income decreased by $10,726 or 88.3% from $12,143 during the 2008 Period to $1,417 in the 2009 Period resulting from the decrease in interest earning investments throughout the year.

Other expenses incurred by the Company include interest, amortization and loss on investment. Interest expense decreased by $106,201, or 25.5%, from $415,788 in the 2008 Period to $309,587 in the 2009 Period. This resulted from a reduction in the swap agreement in the 2009 Period. Debt amortization decreased by $537,101 or 60.6% from $886,144 in the 2008 Period to $349,044 in the 2009 Period. The reduction in interest expense and amortization resulted from a reduction in the swap agreement in the 2009 Period and the refinancing and modification of the LH Financial Debt. As a result of this modification, the Company incurred a loss on debt extinguishment of $1,202,419 during the 2008 Period.

Realized losses increased by $149,657, or 288.6%, from $51,861 in the 2008 Period to $201,519 in the 2009 Period. This increase was primarily due to the sale of VenturePharm stock.

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

The Company’s decision and approval by the Board of Directors to enter Administration for the Exelgen operation was based upon various profitability analyses and projections. The subsidiary’s inability to support existing operational costs despite restructuring, combined with the lack of securing new contracts, were key factors supporting this action. In the coming period, the appointed administrator will actively pursue the sale of these assets on an individual basis. The Company reported a loss from discontinued operations of $1,292,023 in the 2008 Period with the Exelgen operation.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Losses for the Company were $633,204 and $3,787,662 for the quarter ended September 30, 2009 and 2008 respectively. For the quarter ended September 30, 2009 and 2008, losses from continuing operations were $633,204 and $2,665,903 respectively. Losses resulting from the discontinued operation were $0 and $1,121,759 for the Quarters ended September 30, 2009 and 2008, respectively.

Total losses for the Company for the nine months ended September 30, 2009 and 2008 were $2,005,412 and $5,710,000 respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2009 and 2008, losses from continuing operations were $2,005,412 and $4,417,977 respectively. Losses resulting from the discontinued operation were $0 and $1,292,023 for the nine months ended September 30, 2009 and 2008, respectively.

The Company generated positive cash flows in 2009 of $76,999 and negative cash flows in 2008 of $1,797,070. Net working capital as of September 30, 2009 and 2008 was ($2,672,513) and ($1,533,970) respectively.

The 2009 Period reflects cash used in operating activities of $34,013 as compared to cash used in operating activities of $1,670,805 during the 2008 Period. The reduction over the prior period resulted from savings in selling, general and administrative costs by the Company. Cash provided by investing activities for the 2009 Period was $64,381 in comparison to cash provided by investing activities of $30,616 in the 2008 Period. The net change relates primarily to the proceeds from the sale of the VenturePharm Stock. Cash provided by financing activities for the 2009 Period was $112,786 as compared to cash used in financing activities of $153,563 in the 2008 Period. This change is primarily a result of the decrease in principal payments on long term debt for the 2009 Period in comparison to the 2008 Period.

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

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 4th Quarter.

The Company also believes that it will be able to satisfy its current debt obligations with LH Financial and Fornova through the issuance of common stock in lieu of cash payment. Subject to compliance with NASDAQ listing standards, the Company believes it will be able to satisfy its debt obligations. Consequently, the outstanding principal balance at September 30, 2009 of $3,043,487 was reclassified from short-term to long-term debt.

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

Sale of Assets

On July 16, 2009 the Company announced that an agreement has been signed with Bostwick Laboratories, Inc. (“Bostwick”) for the sale of the assets of CBI’s Fairfax Identity Laboratories (“FIL”) and CBI Services divisions. Bostwick agreed to purchase such assets for a purchase price of $1,110,000, in cash and certain royalty payments to CBI over a five-year period. In addition, CBI will lease to Bostwick the building located at 601 Biotech Drive, Richmond, Virginia, housing the CBI Services and Fairfax Identity Laboratories. Approval of this asset sale was obtained at the 2009 Annual Meeting of Shareholders. Closing of this transaction occurred on November 5, 2009 resulting in net proceeds to the Company of approximately $344,000.

Overall Liquidity

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non current assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. As of September 30, 2009, no impairment charges were required. Based upon the financial condition and recent operating trends of the Company, future impairment of long-lived assets is possible.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Vice President, Finance (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2009 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds

Not applicable. All sales of securities of the company during the period covered by this report have been previously reported on Form 8-K.

Item 3.	Defaults upon Senior Securities

Not applicable. The company has not been notified of any material default that remained uncured within 30 days after notification, other than as may have been disclosed on a report on Form 8-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on October 9, 2009, at which the following matters were approved by the referenced votes.

1.	Election of Directors

Director	For	Against
Richard J. Freer	7,241,098	88,406
Eric V. Tao	7,253,018	76,486
Maria Song	6,973,980	355,524

2.	Approval of the issuance of more than 20% of the Company’s outstanding securities by modifying existing instruments, ratifying existing agreements, and issuing of new warrants.

2.1	Ratification of the Modification, Waiver and Acknowledgement Agreement between the Company and PIPE investors:

For	5,099,343
Against	23,650
Abstain	5,670

2.2	Ratification of the issuance of a convertible promissory note to Fornova Pharmaworld, Inc.:

For	5,086,193
Against	36,800
Abstain	5,670

2.3	Approval of the proposal to amend the “Fornova Note”:

For	4,949,688
Against	175,325
Abstain	3,650

2.4	Approval of a proposal to issue Series A warrants to Fornova:

For	4,401,293
Against	721,720
Abstain	5,650

2.5	Approval of a proposal to issue Series B warrants to Fornova:

For	4,401,893
Against	721,120
Abstain	5,650

2.6	Approval of a proposal to issue Series A warrants Venturepharm Laboratories, Ltd.:

For	4,403,313
Against	721,700
Abstain	3,650

2.7	Approval of a proposal to issue Series B warrants Venturepharm Laboratories, Ltd.:

For	4,401,293
Against	721,700
Abstain	5,670

3.	Approval of the issuance of a convertible note and warrants to Alpha Capital Anstalt:

For	4,530,424
Against	597,619
Abstain	620

4.	Approval of the sale of the Company’s CBI Services and Fairfax Identity Lab divisions:

For	5,066,333
Against	59,730
Abstain	2,600

5.	Approval of the Company’s 2009 Stock Incentive Plan:

For	4,459,374
Against	654,669
Abstain	14,620

6.	Ratify the Appointment of Witt Mares PLC as the independent public accountants of the Corporation:

For	7,277,219
Against	99,968
Abstain	7,316

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.1	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.2	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.3	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.4	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (7)

10.5	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (8)

10.6	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (9)

10.7	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (10)

10.8	Convertible Promissory Note, dated as of June 22, 2009, from the Company to LH Financial (11)

10.9	Subscription Agreement, dated as of June 22, 2009, between the Company and LH Financial (11)

10.10	Second Modification, Waiver and Acknowledgement Agreement, dated as of July 9, 2009, between the Company and LH Financial (12)

10.11	Asset Purchase Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.12	Lease Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.13	Non-Competition Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.14	First Modification, Waiver and Acknowledgement Agreement, between the Company and Fornova, dated as of August 29, 2009 (14)

10.15	Share Exchange Agreement, between the Company and GL Biochem (Shanghai) Ltd and the shareholders thereof, dated as of September 1, 2009 (15)

31.1	Certification of Richard J. Freer, Ph.D. (16)

31.2	Certification of Vincent McNelley (16)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (16)

32.2	Section 906 Certification of Vincent McNelley (16)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated June 22, 2009, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 14, 2009, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 16, 2009, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 2, 2009, File No. 001-13467.
(15)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 1, 2009, File No. 001-13467.
(16)	Filed herewith.

COMMONWEALTH BIOTECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ VINCENT MCNELLEY
Vincent McNelley
Acting Principal Financial Officer
and Acting Principal Accounting Officer

COMMONWEALTH BIOTECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.1	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.2	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.3	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.4	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (7)

10.5	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (8)

10.6	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (9)

10.7	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (10)

10.8	Convertible Promissory Note, dated as of June 22, 2009, from the Company to LH Financial (11)

10.9	Subscription Agreement, dated as of June 22, 2009, between the Company and LH Financial (11)

10.10	Second Modification, Waiver and Acknowledgement Agreement, dated as of July 9, 2009, between the Company and LH Financial (12)

10.11	Asset Purchase Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.12	Lease Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.13	Non-Competition Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.14	First Modification, Waiver and Acknowledgement Agreement, between the Company and Fornova, dated as of August 29, 2009 (14)

10.15	Share Exchange Agreement, between the Company and GL Biochem (Shanghai) Ltd and the shareholders thereof, dated as of September 1, 2009 (15)

31.1	Certification of Richard J. Freer, Ph.D. (16)

31.2	Certification of Vincent McNelley (16)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (16)

32.2	Section 906 Certification of Vincent McNelley (16)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated June 22, 2009, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 14, 2009, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 16, 2009, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 2, 2009, File No. 001-13467.
(15)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 1, 2009, File No. 001-13467.
(16)	Filed herewith.