Form 10-K
period 2009-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2010-03-31
CIK 1042418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		☐	Accelerated filer

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2009 was approximately $3,429,000 based on the closing sales price of the shares of $0.39 per share, as reported on the NASDAQ Capital Market on December 31, 2009, multiplied by the number of shares outstanding on that date (8,791,712).

As of March 30, 2010, there were 9,906,338 shares of Common Stock outstanding.

PART I

Item 1.	Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a subsidiary of CBI. In March 2008, the Company entered into a Joint Venture with Beijing-based, Venturepharm Laboratories, Ltd. in order to offer high throughput, low cost drug discovery services through new facilities in China. Through November 2, 2009, CBI also provided services through CBI Services and Fairfax Identity Laboratories (“FIL”), two divisions that were sold to Bostwick Laboratories, Inc. (“Bostwick”) effective November 2, 2009. The remainder of this section discusses these divisions because they were part of CBI during the period covered by this report. The Company’s current structure and business strategies are discussed separately.

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

Total losses for the Company were $2,360,372 and $9,862,746 for the years ended December 31, 2009 and 2008, respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the years ended December 31, 2009 and 2008, losses from continuing operations were $2,768,056 and $9,107,607, respectively. Losses resulting from the goodwill impairment amounted to $3,152,739 in 2008. Losses resulting from the extinguishment of debt were $1,202,419 in 2008. Income (Loss) resulting from the discontinued operations in 2009 and 2008 were $407,684 and $(755,139), respectively.

The Company generated positive cash flows of $448,341 in 2009, compared to a decrease in cash of $2,290,159 in 2008. Net working capital (deficit) as of December 31, 2009 and December 31, 2008 was ($2,650,756) and ($4,416,054), respectively. The negative working capital is primarily due to continuing losses and debt obligations due within one year.

As of December 31, 2009, the Company had $692,092 in cash and cash equivalents, which was a 184.0% increase over the cash balance at December 31, 2008. This increase was primarily due to net cash received on the sale of CBI Services and Fairfax Identity Labs in November 2009.

Cash provided by operating activities was $214,553 in 2009 as compared to cash used by operating activities of $1,366,425 in 2008. The increase resulted from the reduced loss for the year which resulted primarily from discontinuing operations of Exelgen in 2008.

Cash provided by investing activities for 2009 was $574,165 in comparison to cash provided by investing activities of $52,258 in 2008. The increase was primarily the result of cash received on the sale of CBI Services and FIL in 2009.

Cash used by financing activities for 2009 was $371,276 as compared to cash provided of $185,865 in the 2008 Period. During 2008, the Company entered into multiple debt agreements providing $1,000,000 of proceeds to offset current losses and debt payments. No new borrowings, other than the refinancing of the mortgage loan with BB&T, occurred in 2009.

On November 10, 2009, the Company re-negotiated the terms of its outstanding mortgage debt with BB&T which now becomes due in November 2012, including any non compliance with upcoming covenants which could cause the Company to be in default. The Company also believes that it will be able to satisfy its current debt obligations with its PIPE investors and Fornova Pharmaworld (“Fornova”) through the issuance of common stock in lieu of cash payment.

The Company continued to address its immediate need for cash and liquidity through a number of strategic initiatives in 2009. When confronted with static revenues and declining cash reserves, management reduced staffing through layoffs and attrition and reduced or eliminated non-production related expenditures. Conservative fiscal practices have been strictly enforced. More significantly, the company completed the sale of its Richmond-based businesses, CBI Services and FIL to Bostwick. Both of these business units represented ongoing cash drains. With proceeds from this transaction, the Company was able to reduce a significant portion of payables and clear a backlog of employee entitlements under Virginia law. In addition, the Company negotiated favorable terms on a 5 year lease with Bostwick for its facility at 601 Biotech Dr., Richmond, VA. The sale to Bostwick was completed on November 2, 2009 resulting in net proceeds to the Company of $343,780.

A continued lack of adequate cash resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. The Company is actively exploring a strategic transaction, which, if consummated, will address the Company’s need to improve its financial condition and/or its operations.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources, if they cannot be generated internally. Lastly, there can be no assurance that any funds received would suffice to improve the Company’s financial condition.

During the last year, the Company’s business has undergone substantial changes in relation to size, scale and scope of activities. As previously discussed, the Company has sold two major business assets and entered into a 5 year lease agreement with Bostwick for its Richmond, VA facility, The Company continues to have significant capacity in peptide chemistry through its Melbourne, Australia based, wholly owned subsidiary, Mimotopes. In addition, some resources were invested in the establishment of VenturePharm Asia, a joint venture of China based companies which support the pharmaceutical industry.

As a result of the foregoing circumstances, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2009 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Business Units: Through November 2, 2009

Through November 2, 2009, revenues from all business units were derived principally from providing macromolecular synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world. This arrangement distinguishes CBI from many other biotechnology companies in that revenues were derived from services rather than from the successful commercialization of a new biotechnology product. CBI believes that Mimotopes, CBI Services and FIL have all developed a strong reputation as leading providers in their respective markets. Finally, in 2008 CBI entered into a joint venture with Beijing based VPL in anticipation of being able to provide scale and scope to its current offerings. The areas of expertise and value propositions are outlined below.

At its Richmond, Virginia location, CBI Services’ core competencies are in the area of genomics and proteomics, principally serving the early stage research and development needs of its clients. These support true drug discovery at the most fundamental stage but also support many of the pre-clinical needs of our clients and, most recently, several clinical trials are being supported. Through CBI Services, the Company provided these services under the FDA’s Good Laboratory Practices (GLP) Guidelines (21CFR Part 58). CBI Services is also able to provide clinical trial support under Good Clinical Practices (GCP) Guidelines by virtue of its Clinical Laboratory Improvement Act (CLIA) certification. A unique feature of the Richmond location is its Bio-Safety Level 3 (BSL-3) laboratory and its CDC Registration for Select Agents. The Company had capabilities in the area of bacterial and viral organisms and a very strong program in bio-threat toxin analysis. This capability had been at the core of the Company’s government-based contracts.

Also at the Richmond location is FIL. FIL has been at the forefront of DNA technology of profiling for identity since it opened its doors in 1990. FIL’s rigorous standards are designed to provide credible evidence that affects decisions regarding criminal trials, paternity, immigration, estate settlement, adoption, and other issues of identity. FIL provides Forensics, Paternity and Convicted Offender DNA Index System (“CODIS”) services to government and private concerns. FIL is accredited by the American Association of Blood Banks, the National Forensic Science Technology Center, and the Department of Health, State of New York. All testing is done under CLIA guidelines. Its employees have extensive laboratory and courtroom experience.

The sale of assets relating to CBI Services and FIL was approved at the 2009 Annual Meeting of Shareholders. This transaction was completed effective November 2, 2009 resulting in net proceeds to the Company of $343,780.

Melbourne-based Mimotopes was acquired by CBI in 2007. It provides world class research grade peptide synthesis and analysis. Mimotopes also has several proprietary technologies for the preparation of peptide and small molecule libraries for drug discovery and for epitope analysis in support of its clients’ vaccine development programs. Mimotopes also has a formal peptide alliance with Genzyme Pharmaceuticals, a world class provider of GMP pharmaceutical grade peptides and also enjoys a strong relationship with GL Biochem, a Shanghai-based peptide synthesis and reagent company.

CBI’s China based joint venture (JV) with VPL was signed in March, 2008. As of December 31, 2009, no revenues have been generated.

Target Markets

Each of CBI’s business units has its own distinct capabilities and market focus, although significant overlap exists between the customer bases. The markets served by each of the business units are shown below:

Business Unit	Market Segments Served	Applications
Mimotopes	Government Universities Biotechnology companies Pharmaceutical companies	Immunology and vaccine development Drug target screening Drug development

VenturePharm Asia*	Biotechnology companies Pharmaceutical companies	Drug Development Pre-Clinical Support

*	As noted above, the VPL joint venture has not yet generated any revenues from these, or any other, types of clients.

Business Units: Current and Strategy Going Forward

Following the sale of CBI Services and FIL, CBI is now comprised of CBI corporate located in Richmond, VA, a small business development function at the same location and Mimotopes, its peptide based discovery company in Melbourne, Australia. With that focus in mind, CBI has been moving towards a more strategic business model to improve the Company’s competitive position in the biotech industry. Specifically, the Company has focused its energies and limited resources on the growing peptide therapeutics sector.

Concurrently with the sale of CBI Services and FIL, the Company has been in discussion with GL Biochem (Shanghai) (“GL”) regarding the acquisition of GL and its wholly owned subsidiaries (the “GL Group”). The GL Group is privately held and based in Shanghai, China. It is well established in the industry as a global supplier of high quality, affordable, research-grade peptides and reagents. They have a long standing business relationship with CBI’s subsidiary, Mimotopes, having supplied Mimotopes and its customers with products and reagents since 2005.

On December 28, 2009, the Company signed a binding Share Purchase Agreement (“SPA”) to acquire all the outstanding shares of Wise Century Group Limited, the parent company of GL. This transaction has been approved by the Board of Directors of CBI and is expected to be submitted to shareholders for approval early in the second quarter of 2010. If approved the transaction is also expected to close in the second quarter of 2010. This acquisition will take advantage of CBI’s and Mimotopes’ presence and brands in the western markets and GL’s already extensive penetration into the research peptide and reagents market and its low cost center in China. The synergies are significant.

Operations

CBI operates on a fee-for-service basis and has integrated a number of foundation technologies to provide a broad range of capabilities to customers who otherwise must go to several different sources for their needs. CBI believes it has a strong reputation for:

•	World-leading expertise in peptide drug development and discovery;

•	An innovative and collaborative culture;

•	Providing seamless information flow at all stages of the process;

•	Providing customers with a shorter time to market; and

•	Total intellectual property security.

Mimotopes in particular has technical capabilities and proprietary technology platforms that differentiate them from other providers. For example, its patented SynPhase Technology provides CBI with a competitive advantage to rapidly, efficiently and cost-effectively produce large libraries of research grade peptides.

Marketing

CBI believes that it has an excellent customer service reputation. Sales and business development staff employ their technical know-how by way of a consultative/collaborative selling strategy and routinely assist clients with the design of their projects and synthesis of their products. Much of CBI’s marketing is done by word-of-mouth and internet sales, and a very large percentage of CBI’s business (more than 50% across the board) is due to repeat business from existing customers. CBI is focused on improving its formal marketing and sales efforts.

Intellectual Property

CBI is primarily focused on fee-for-service offerings; various intellectual properties have developed that have resulted in U.S. and international patents. Most of those were assigned to Bostwick as part of the asset sale. However, the Company retained one pending patent in the vaccine development area. The Company expects to receive an office action notice within the next 12-18 months on that pending patent.

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

Employees

Worldwide, CBI employs 32 full-time staff in Richmond and Melbourne. CBI has an entrepreneurial executive management team with a wealth of scientific and commercial experience in the biotechnology and life science industries.

Partners and Partnerships

The experience of CBI’s staff coupled with its patented technology platforms and advanced laboratory facilities position the Company well for partnering with discovery companies and partners in drug development. CBI has developed strategic alliances with key life science companies, most notable being its partnership with Genzyme Pharmaceuticals. This relationship has created a brand that provides a total suite of peptide products and acts as an integrated “one-stop-shop” for peptide customers. In 2007, the alliance was listed as one of the top 5 leading global peptide providers in an independent analysis of the peptide industry (Bionest Partners, 2007).

U.S. Government Regulation

CBI complies with existing federal, state and local laws and regulations and does not anticipate that continuing compliance will have any material effect upon its capital expenditures, earnings or competitive position. While the Company does not require government regulatory approvals to provide for current services, numerous federal, state, and local agencies, such as federal and state environmental agencies, working condition and other similar regulators, have jurisdiction to take actions that could have a material adverse effect upon its ability to do business. CBI has put in place numerous procedures and guidelines which allows it to meet accreditation requirements of federal, state, and industry specific regulatory groups. CBI anticipates that it will continue to implement and upgrade the compliance capabilities under the FDA’s GLP guidelines.

Investor Relations

The Company is committed to expanding its investor relations activity through appropriate forums, such as analyst conferences and forums.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

Facilities

CBI currently operates in two facilities, located in Richmond (Virginia) and Melbourne (Australia). The corporate headquarters is located in Richmond. The Company owns its property in Richmond, subject to a mortgage held by BB&T with an outstanding balance of $2,737,713 at December 31, 2009. Currently this facility is leased to Bostwick through November 1, 2014. Monthly lease payments are approximately $48,000. The Company owns its facility in Melbourne but leases the land upon which it sits. The addresses of the properties are set forth below:

Commonwealth Biotechnologies, Inc.

601 Biotech Drive

Richmond, Virginia 23235

Facility approximate monthly payment: $35,000; note matures November 2012

Mimotopes Pty Ltd

11 Duerdin Street

Clayton, Victoria 3168

Australia

Land monthly rent: $7,730; Mimotopes owns the building

The Company’s leased facility located in Richmond (Virginia) encompasses 32,000 square feet of state-of-the-art laboratory and administrative space. The building is designed to facilitate movement of samples throughout each laboratory, and where necessary, to maintain and ensure custody of samples. The building houses expansion space, which was purposefully left undeveloped to accommodate new technologies as they come on board.

The Company’s facility located in Melbourne, Australia has a functional floor area of 24,000 square feet, including 10,000 square feet of state-of-the-art laboratory space. The Company owns all plant and equipment at the site and rents the land from Monash University on a rolling seven-year lease with renewal options.

Item 3.	Legal Proceedings.

CBI is not subject to any pending legal proceeding required to be disclosed.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The information is as set forth on page 3 of the Company’s 2009 Annual Report to Shareholders under the caption “Stockholder Matters”, filed with the SEC as Exhibit 13.1 hereto.

Recent Sales of Unregistered Securities

All sales of securities of the Company during the period covered by this report have been previously reported on Form 8-K.

Equity Compensation Plan

The following table provides information about CBI’s equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	757,089	$4.43	2,172,519
Equity compensation plans not approved by security holders	0	0	0
Total	757,089	$4.43	2,172,519

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information is as set forth on pages 4 through 16 of the Company’s 2009 Annual Report to Shareholders under the caption “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” respectively, filed with the SEC as Exhibit 13.1 hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes thereto, together with the report of Witt Mares, PLC for 2009 and 2008 are set forth on pages 17 through 49 of the Company’s 2009 Annual Report to Shareholders, filed with the SEC as Exhibit 13.1 hereto.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

CBI maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. CBI evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, the Company’s Principal Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

CBI’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, CBI’s management identified deficiencies in the design or operation of its internal controls that resulted in a material weakness. The material weakness was due to insufficient resources in the accounting and finance department resulting in ineffective review and preparation of its annual report, including an inability to account properly for complex transactions

The annual report does not include an attestation report of CBI’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit CBI to provide only management's report in the annual report.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2009 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Appointment Year (Separation Year)
Bill Guo	46	Acting Chief Executive Officer, Chair and Director	2008
Richard J. Freer, Ph.D.	67	Chief Operating Officer and Director	1992
Robert B. Harris, Ph.D.	57	President	(2009)
Thomas R. Reynolds	47	Executive Vice President	(2009)
James H. Brennan	57	Vice President, Financial Operations	(2009)
James D. Causey	57	Director	2004
Daniel O. Hayden	61	Director	(2009)
Donald A. McAfee, Ph.D.	67	Director	(2009)
Paul D’Sylva, Ph.D.	40	Director	2007
Samuel P. Sears, Jr.	65	Director	2001
Eric Tao	43	Director	2009
Maria Song, M.D., Ph.D.	41	Director	2009

Bill Guo MSc, MBA. Bill Guo is our acting Chief Executive Officer and Chairman of our Board of Directors. Mr. Guo is the Chairman and founder of VenturePharm Group, a leading full service pharmaceutical company in Asia, and led its flagship VenturePharm Laboratories (“HK.8225”) to become the first clinical research organization listed on the Hong Kong Stock Exchange. He has over 10 years global pharmaceutical industry experience from researcher to senior executive in North America at Johnson & Johnson, Novapharm and VenturePharm Canada. He has over 9 years of experience as an entrepreneur in China. Mr. Guo was a Ph.D. candidate in the Department of Pharmaceutics and was awarded an MSc degree in industrial pharmacy from the University of Toronto, Toronto, Canada, an MBA program certificate from Herriot Watt University, Toronto, Canada, and an Executive education certificate from Judge Business School, University of Cambridge, UK. Fortune magazine recognized him as one of the top emerging entrepreneurs in China. He was also recipient of various rewards: 2005 National Hero awarded by the State Council of China; one of the ten best management elites in China in 2004; one of the ten most influential individuals in business in China, 2005; distinguished entrepreneur awarded from overseas by government of China, 2005; sole winner of Youth Chinese Entrepreneur Award organized by Asia Business Week in 2003 and 2005 Entrepreneurs and innovation by BCC (British Chamber of Commerce). Mr. Guo’s term as a director runs through 2011, or until his successor is appointed. Mr. Guo has been chosen as a director because of his leadership skills and his experience in the global pharmaceutical industry.

Richard J. Freer, Ph.D. Since co-founding CBI in 1992, Dr. Freer has served as a director of CBI and, until 2008, as the Chairman of the Board of CBI. He assumed the role of Chief Operating Officer in 2002. From 1975 until 1997, Dr. Freer was employed in the Department of Pharmacology and Toxicology at Virginia Commonwealth University (“VCU”), first as an Associate Professor and then a full Professor. In addition, from 1988 through 1995, Dr. Freer was first Director and then Chair of the Biomedical Engineering Program. From 1996 through 1997, Dr. Freer served as Professor in VCU’s Department of Biochemistry and Molecular Biophysics. Dr. Freer received a bachelor’s degree in Biology from Marist College and a doctorate degree in Pharmacology from Columbia University. Dr. Freer’s term as a director runs through 2012, or until his successor is appointed. Dr. Freer has been chosen as a director because he is one of the founders of our company and he has extensive knowledge of our operations and the industry in which we operate.

Robert B. Harris, Ph.D. Since co-founding CBI in 1992, Dr. Harris has served as the President of CBI. Dr. Harris served as a director of CBI from 1992 through 2008. He also served as the Chief Executive Officer from 2002 to 2007. Until 1997, Dr. Harris was employed in the Department of Biochemistry and Molecular Biophysics at VCU, first as an Assistant, then Associate and finally a full Professor. Dr. Harris received a joint bachelor’s degree in Chemistry and Biology from the University of Rochester, and a master’s degree and a doctorate degree in

Biochemistry/Biophysical Chemistry from New York University. Dr. Harris resigned his position on November 2, 2009, coincident with his joining Bostwick Laboratories, Inc. following the asset sale of CBI Services and FIL to Bostwick.

Thomas R. Reynolds. Mr. Reynolds currently serves CBI as Executive Vice President for Science and Technology. He assumed the role of CBI’s Secretary in 1998. Since the founding of CBI in 1992, Mr. Reynolds has served as Vice President and Senior Vice President. From 1987 until 1997, Mr. Reynolds served as Manager of the Nucleic Acids Core Laboratory at the Massey Cancer Center in the Department of Microbiology and Immunology at Virginia Commonwealth University. Mr. Reynolds received a Bachelor’s degree in Biology from the Pennsylvania State University. Mr. Reynolds resigned his position on November 2, 2009, coincident with his joining Bostwick Laboratories, Inc. following the asset sale of CBI Services and FIL to Bostwick.

James Brennan. Mr. Brennan became the Company’s Vice President, Financial Operations in January 2006. From December 1997 until January 2006, he served as the Company’s Controller. From 1996 to 1997, Mr. Brennan served as the Controller of Star Tobacco, a tobacco product manufacturer. From 1995, Mr. Brennan was the Controller for Herald Pharmacal, a manufacturer of skin care products. Mr. Brennan received a bachelor’s degree in Political Science from Mount St. Mary’s College and a master’s degree in Business Administration from Averett College. Mr. Brennan resigned his position on November 6, 2009 to accept a position at another company.

James D. Causey. Since 2004, Mr. Causey has served as Vice President of Trader Publishing Company, a nationwide network of classified publications. From 2003 until 2004, Mr. Causey served as a consultant in the publishing industry. From 1999 to 2003, Mr. Causey served as the chief executive officer of Sabot Publishing, a Richmond, Virginia based publisher of leading special interest publications. Mr. Causey received a master’s degree in business from the University of Maryland. Mr. Causey’s term as a director runs through 2010, or until his successor is appointed. Mr. Causey has been chosen as a director because of his leadership skills and his executive officer experience at other companies.

Daniel O. Hayden. Mr. Hayden has been employed by Genzyme Corporation, Cambridge, Massachusetts (“Genzyme”), since 1999. Since 2003, Mr. Hayden has served as a Senior Vice President and General Manager of the Pharmaceuticals Business Unit of Genzyme. Prior to 2003, Mr. Hayden served Genzyme in a Vice President capacity. Genzyme is a leading, global biotechnology company, and its Pharmaceuticals Business Unit is a global specialty pharmaceutical chemicals business focused on the production of active pharmaceutical ingredients and intermediates in the lipid and peptide markets. Mr. Hayden serves as the Chairman of the internal Genzyme, Liestal Switzerland Board of Directors. Mr. Hayden resigned his directorship on March 30, 2009.

Dr. Donald McAfee. Dr. McAfee is Chief Science Officer at Cardiome Pharma Corp., a Vancouver based drug development and discovery company. McAfee has over 30 years experience in biomedical research and is the author of more than 100 professional papers. He has been responsible for moving four novel drug candidates from the bench to clinical trials and has successfully negotiated numerous licensing agreements with multinational strategic partners. McAfee earned the Ph.D. in Physiology at the University of Oregon Medical School and was formerly on the faculties of Yale University and the University of Miami and is a former Chairman of Neurosciences at the Beckman Research Institute, Duarte, CA. Dr. McAfee resigned his directorship on January 21, 2009.

Paul D’ Sylva, Ph.D. Dr. D’Sylva assumed the position of Chief Executive Officer of CBI in January 2007 and served in that position until 2009. Dr. D’Sylva served previously as the co-founder and Managing Director of PharmAust Limited. From 2001 to 2005, Dr. D’Sylva served as Director of Research and Development at Murdoch University. Dr. D’Sylva has a strong track record in raising investment capital for early stage business ventures and has led the development of a number of successful research joint-venture institutes, companies and funds. During his tenure at Murdoch University, he founded and directed the AU$12.5m Investment Fund – Murdoch Westscheme Enterprise Partnership, founded and directed the commercial consulting company MurdochLink Pty Ltd, and was involved in the establishment and governance of a number of key research centers and institutes. He sits on the advisory board of the Centre for Computational Comparative Genomics, a joint-venture research institute in Bioinformatics based at Murdoch University and retains a non-executive role at Murdoch University as an Adjunct Professor of Business. He received a Ph.D. from the University of Arizona in public finance and econometrics. Dr. D’Sylva’s term as a director runs through 2010, or until his successor is appointed. Dr. D’sylva has been chosen as a director because of his experience in our industry and his knowledge of the Australian market.

Samuel P. Sears, Jr. Since March 1999, Mr. Sears has been in private practice as an attorney and has been providing business consulting services. From December 1998 through February 1999, Mr. Sears served as Vice Chairman of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutriceuticals to patients with chronic diseases. From 1995 through May 1998, Mr. Sears was Chief Executive Officer and Chairman to Star Scientific, Inc., a tobacco company focusing on demonstrating the commercial viability of potentially less harmful tobacco products. Mr. Sears is a graduate of Harvard College and Boston College Law School. Mr. Sears is currently managing partner of the law firm of Cetrullo and Capone, PC, Boston, MA. Mr. Sears’ term as a director runs through 2011, or until his successor is appointed. Mr. Sears has been chosen a director because we believe he can draw on his years of legal experience to provide the Company with beneficial guidance.

Eric V Tao. On January 23, 2009, CBI appointed Mr. Eric Tao, Director and Chief Investment Officer of AGI Capital Group, Inc., to CBI’s Board of Directors. Mr. Tao graduated from Pomona College in 1989 and the University of California Hastings College of Law in 1995. In addition to his position with AGI Capital Group, Inc., Mr. Tao also serves as a member of the Board of Directors of Avant Housing, Hukilau, LLC, the Hawaii Chamber of Commerce of Northern California and the San Francisco YB Community Benefit District. Mr. Tao’s term as a director runs through 2012, or until his successor is appointed. Mr. Tao has been chosen as a director because of his experience in guiding other small companies as a director.

Maria Song, M.D., Ph.D. On March 27, 2009, CBI appointed Dr. Maria Song, Chairman of VPS Global, to CBI’s Board of Directors. Dr. Song previously served as the General Manager of a Sino-Hong Kong joint venture pharmaceutical company. Dr. Song has over fifteen years of experience in drug development and has conducted a number of multi-center clinical trials, local registration trials, and Phase IV studies for a variety of international clients. Dr. Song is also an expert on regulatory submissions to the Chinese State Food and Drug Administration (“SFDA”) and often advises the SFDA on policy matters. Dr. Song received her M.D. and Ph.D. from the University of Peking Union Medical College. Dr. Song also received a Master of Economics degree from the Central University of Finance and Economics. Dr. Song’s term as a director runs through 2012, or until her successor is appointed. Dr. Song has been chosen as a director because we believe her years of experience in the drug development industry will be beneficial to our company.

Audit Committee

The members of the Audit Committee as of December 31, 2009 were Samuel P. Sears, Jr., James D. Causey, and Eric V. Tao. Dr. McAfee resigned from CBI’s Board of Directors (and, consequently, the Audit Committee) on January 21, 2009. Mr. Tao replaced Dr. McAfee on the Audit Committee. Each member of the Audit Committee is independent under the rules of the SEC and the NASDAQ Capital Market. The Board of Directors has determined that all members of the Audit Committee are independent and “audit committee financial experts” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Exchange Act.

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

The following table sets forth the compensation paid to or earned by (i) the Chief Executive Officer, and (ii) CBI’s two other most highly compensated executive officers (collectively, the “Named Executive Officers”) during each of CBI’s last two fiscal years:

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All other Compensation ($)	Total ($)
Richard J. Freer, Ph.D.	2009	$116,104	—	$6,300	—	—	$122,404
COO	2008	167,900	—	12,557	43,800	—	224,257

(1)	Amounts reflect the dollar value on grant date for the fiscal years ended December 31, 2009 and December 31, 2008, in accordance with ASC Topic 718.

Director Compensation

The following table shows all cash compensation paid to CBI’s directors in 2009. Directors did not receive any compensation other than as stated in the chart below. Each option granted in the chart below has an exercise price of $2.32 and expires on March 22, 2018.

Name	Fees Earned or Paid in Cash	Options Awards	Total
Donald A. McAfee, Ph.D.(1)	$11,000	$1,800	$12,800
Daniel O. Hayden(2)	$13,500	$1,800	$15,300
James D. Causey	$13,500	$1,800	$15,300
Samuel P. Sears, Jr.	$13,500	$1,800	$15,300

(1)	Dr. McAfee resigned from CBI’s Board of Directors on January 21, 2009.
(2)	Mr. Hayden resigned from CBI’s Board of Directors on March 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the value of outstanding equity awards held by the Named Executive Officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Richard J. Freer, Ph.D.	7,069		$3.75	12/31/2011	100,000	(2)	39,000
	26,500	—	$3.85	11/09/2012
	7,885	—	$4.80	01/03/2018
	10,000		$3.30	11/13/2013
	10,000		$6.00	01/01/2017
	20,000		$4.35	01/01/2017

(1)	Based upon the closing price of CBI’s common stock on December 31, 2009, as reported by the NASDAQ Capital Market of $0.39 per share.
(2)	Restricted Shares vest in equal quarterly installments of 10,000 Shares beginning on January 1, 2010.

Employment Agreements

RICHARD J. FREER, PH.D.

As of January 1, 2008, CBI entered into an amended employment agreement with Dr. Freer pursuant to which Dr. Freer will serve as Chairman of the Board and Chief Operating Officer. This agreement expires on December 31, 2011. The employment agreement provides Dr. Freer with:

•	a base salary of at least $202,500, with any amount above such minimum level to be determined by the Compensation Committee and ratfied by the Board of Directors;

•	a grant, on January 1, 2008 and annually on January 1 for each subsequent year of his contract, of 35,000 restricted shares of common stock;

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

If CBI terminates Dr. Freer’s employment for any reason or if Dr. Freer terminates his employment with or without “Good Reason,” as such terms are defined in the employment agreement, Dr. Freer is entitled to (a) a lump cash sum equal to the aggregate amount of one year’s salary and (b) medical, dental and life insurance benefits for the same 12 month period.

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

This table below contains certain information about the beneficial owners known to CBI as of March 31, 2010 of more than 5% of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
VenturePharm Laboratories, Ltd (1) No 3 Jinzhuang Sijiqing Haidian District 100089 China	2,613,426	26.38%

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%) (1)
Paul D’Sylva, Ph.D.(2)	265,000	2.68%
Richard J. Freer, Ph.D.(3)	326,753	3.30%
Robert B. Harris, Ph.D.(4)	191,451	1.93%
Samuel P. Sears, Jr.(5)	98,476	*
Donald A. McAfee, Ph.D.(6)	41,267	*
James D. Causey(7)	27,000	*
Daniel O. Hayden(8)	18,000	*
Bill Guo(9)	2,613,426	26.38%
Eric V. Tao(10)	0	*
All directors and executive officers as a group (10 persons)(11)	3,581,373	36.15%

*	Less than 1%.
(1)

Applicable percentages are based on 9,906,338 shares outstanding on March 30, 2010. Also includes shares of common stock subject to options and warrants that may be exercised within 60 days of March 31, 2010. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information supplied by officers, directors, and principal shareholders and Schedule 13Gs filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, CBI believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

Related Transactions

On August 19, 2008, VPL acquired all of the Company’s common stock held by PharmAust Chemistry Ltd. Concurrently therewith, the Company and VPL entered into a put agreement, exercised on July 7, 2008, pursuant to which the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In connection with these transactions, the Company appointed Bill Guo, VPL’s Chairman, as a director of the Company.

Item 14.	Principal Accountant Fees and Services.

BDO Seidman, LLP, was appointed by CBI to serve as CBI’s independent registered public accounting firm for fiscal 2007 and 2008. BDO Seidman, LLP resigned as auditor but provided services during fiscal 2008.

Audit services provided by BDO Seidman, LLP for fiscal 2007 included the examination of the consolidated financial statements of CBI for 2007. In addition, BDO Seidman, LLP provided certain services relating to CBI’s quarterly reports for 2008.

Witt Mares, PLC, was appointed by CBI to serve as CBI’s independent registered public accounting firm for fiscal 2008. Audit services provided by Witt Mares, PLC for fiscal 2008 included the examination of the consolidated financial statements of CBI and services related to periodic filings made with the SEC. In addition, Witt Mares, PLC provided certain tax-related services to CBI.

CBI’s audit committee pre-approved all services provided by BDO Seidman, LLP and Witt Mares, PLC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

For fiscal 2008, CBI paid BDO Seidman, LLP’s fees in the aggregate amount of $107,000 for the quarterly reviews of the financial statements included in our Forms 10-Q/QSB.

For fiscal 2008, CBI paid Witt Mares, PLC fees of $97,000, for the annual audit of our financial statements.

For fiscal 2009, CBI paid Witt Mares, PLC fees of $105,000, for the annual audit of our financial statements and fees of $54,500 for the quarterly review of financial statements included in our Forms 10-Q.

Audit Related Fees

For fiscal 2008, CBI paid BDO Seidman, LLP $4,600, for audit-related services.

For fiscal 2009, CBI paid Witt Mares, PLC $3,175, for audit-related services.

Tax Fees

For fiscal 2008, CBI paid BDO Seidman, LLP $17,700, for tax services.

For fiscal 2009, CBI paid Witt Mares, PLC $8,275 for tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Biotechnologies, Inc.

By:	/S/ RICHARD J. FREER, PH.D
Richard J. Freer, PH.D
Chief Operating Officer
(Principal Executive Officer)

Date:	March 31, 2010

By:	/S/ VINCENT B. MCNELLEY
Vincent B. McNelley
Acting Principal Financial Officer
(Principal Financial Officer)

Date:	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/S/ RICHARD J. FREER, PH.D Richard J. Freer, Ph.D.	Chief Operating Officer and Director (Principal Executive Officer)	March 31, 2010

/S/ BILL GUO Bill Guo	Acting Chief Executive Officer and Director	March 31, 2010

/S/ JAMES. P. CAUSEY James P. Causey	Director	March 31, 2010

/S/ SAMUEL P. SEARS, JR. Samuel P. Sears, Jr.	Director	March 31, 2010

/S/ MARIA SONG, M.D., PH.D. Maria Song, M.D., Ph.D.	Director	March 31, 2010

/S/ PAUL D’SYLVA, PH.D Paul D’Sylva, Ph.D.	Director	March 31, 2010

/S/ ERIC TAO Eric Tao	Director	March 31, 2010

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

1.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (4)

2.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

3.	1997 Stock Incentive Plan, as amended (7)

4.	2000 Stock Incentive Plan (8)

5.	2002 Stock Incentive Plan, as amended (9)

6.	2007 Stock Incentive Plan (10)

7.	2009 Stock Incentive Plan

(1)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2009, File No. 001-13467.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (a samended on April 30, 2008),

File No. 001-13467.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(1)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467

EXHIBIT INDEX

Exhibit Number	Description Of Exhibits

3(i).1	Articles of Incorporation of Commonwealth Biotechnologies, Inc. (1)

3(i).2	Articles of Amendment of Articles of Incorporation of Commonwealth Biotechnologies, Inc. (2)

3(ii).1	Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (3)

3(ii).2	Amendment to Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (4)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class A Warrant (5)

4.3	Form of Class B Warrant (5)

4.4	Form of Secured Convertible Promissory Note (5)

10.1	Subscription Agreement (5)

10.2	Security Agreement (5)

10.3	Stock Purchase Agreement by and among Commonwealth Biotechnologies, Inc., Pharmaust Limited and Pharmaust Chemistry Ltd. dated November 24, 2006 (6)

10.4	Voting and Lock-Up Agreement dated as of February 9, 2007 (7)

10.5	Registration Rights Agreement, dated as of February 9, 2007 (7)

10.6	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (8)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (8)

10.8	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (9)

10.9	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (10)

10.10	Officer’s Severance Agreement for James H. Brennan (13)

13.1	2009 Annual Report (20)

21.1	Subsidiaries of Commonwealth Biotechnologies, Inc. (14)

23.1	Consent of Witt Mares, PLC (20)

31.1	Certification of Richard J. Freer, Ph.D. (20)

31.2	Certification of Vincent B. McNelley (20)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (20)

32.2	Section 906 Certification of Vincent B. McNelley (20)

99.1	1997 Stock Incentive Plan, as amended (15)

99.2	2000 Stock Incentive Plan (16)

99.3	2002 Stock Incentive Plan, as amended (17)

99.4	2007 Stock Incentive Plan (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 31, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 28, 2008, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2007, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-148942.
(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(18)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467.
(19)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008),

File No. 001-13467.

(20)	Filed herewith.