Form 10-Q
period 2010-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2010-05-13
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-13467

COMMONWEALTH BIOTECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Virginia	54-1641133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Grove Road

Midlothian, VA 23114

(Address of principal executive offices)

(804) 464-1601

(Issuer’s telephone number)

601 Biotech Drive

Richmond, VA 23235

(Former address of principal executive offices)

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

As of May 13, 2010, 9,906,338 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$433,701	$692,092
Investments	438	589
Accounts receivable	732,477	634,604
Other current assets	5,891	3,563

Total current assets	1,172,507	1,330,848

Property and Equipment, net	5,560,356	5,661,225

Other Assets
Restricted cash	299,939	298,359

Total other assets	299,939	298,359

Total Assets	$7,032,802	$7,290,432

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,232,542	$1,107,819
Current maturities of long term debt	1,518,543	1,983,478
Other current liabilities	191,633	219,111
Accrued payroll liabilities	351,227	493,681
Interest payable	172,484	177,515

Total current liabilities	3,466,429	3,981,604

Long-term deposit	144,873	144,873
Long-term debt less current maturities	2,385,338	2,454,693

Total long-term liabilities	2,530,211	2,599,566

Total Liabilities	5,996,640	6,581,170

Commitments and contingencies	—	—
Stockholders equity
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; March 31, 2010 - 9,906,338 shares December 31, 2009 - 8,791,712 shares issued and outstanding	—	—
Additional paid-in-capital	26,116,191	25,555,878
Other comprehensive income	541,831	520,191
Accumulated deficit	(25,621,860)	(25,366,807)

Total stockholders’ equity	1,036,162	709,262

Total Liabilities and Stockholders’ Equity	$7,032,802	$7,290,432

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues
Commercial contracts	$813,682	$628,798
Other revenue	11,418	8,040

Total revenues	825,100	636,838

Cost of services
Direct materials	200,713	160,184
Direct labor	188,123	146,826
Overhead	145,650	205,978

Total cost of services	534,486	512,988

Gross profit	290,614	123,850

Selling, general and administrative	778,732	641,860

Operating loss	(488,118)	(518,010)

Other income (expense)
Realized gains (losses)	40,936	(68,498)
Interest expense	(65,065)	(190,793)
Rental income	267,389	39,917
Other income (expense)	(10,195)	1,097

Total other income (expense)	233,065	(218,277)

Loss from continuing operations	(255,053)	(736,287)
Loss from discontinued operations	—	(78,816)

Net loss	$(255,053)	$(815,103)

Basic and diluted loss per common share from continued operations	$(0.03)	$(0.11)

Basic and diluted loss per common share from discontinued operation	$—	$(0.01)

Basic and diluted loss per common share after discontinued operation	$(0.03)	$(0.12)

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(255,053)	$(815,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,818	408,060
Unrealized loss on interest rate swap agreement	—	(37,499)
Foreign currency loss	—	67,571
Stock-based compensation	3,000	114,183
Loss on disposal of equipment	9,862	—
Expenses satisfied with the issuance of stock	93,952	—
Realized loss on investments	—	7,595
Changes in:
Accounts receivable	(88,329)	291,364
Prepaid expenses and inventory	(2,312)	(14,503)
Accounts payable and other current liabilities	(64,971)	(28,556)

Net cash used in operating activities	(186,033)	(6,888)

Cash flows from investing activities:
Proceeds from the sale of investments	—	28,961

Net cash provided by investing activities	—	28,961

Cash flows from financing activities:
Principal payments on long term debt	(71,997)	(64,109)
Issuance of restricted stock	1,000	—
Change in restricted cash	—	1,558

Net cash used in financing activities	(70,997)	(62,551)

Effects of exchange rates	(1,361)	(23,241)

Net decrease in cash and cash equivalents	(258,391)	(63,719)
Cash and cash equivalents, beginning of period	692,092	243,751

Cash and cash equivalents, end of period	$433,701	$180,032

Supplemental disclosure of cash flow information
Cash payments for interest	$35,600	$96,100
Non-cash investing and financing activities
Debt reduction through issuance of stock	$462,000	$—
Purchase of equipment through capital lease	$—	$130,000

See accompanying notes to financial statements

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

Losses for the Company were $255,053 and $815,103 for the quarters ended March 31, 2010 and 2009, respectively. For the quarters ended March 31, 2010 and 2009, losses from continuing operations were $255,053 and $736,287, respectively. Losses resulting from the discontinued operations were $0 and $78,816 for the quarters ended March 31, 2010 and 2009, respectively.

The Company generated negative cash flows for the quarters ending March 31, 2010 and 2009 of $258,391 and $63,719, respectively. Net working capital as of March 31, 2010 and 2009 was ($2,293,922) and ($2,650,756), respectively.

The 2010 Quarter reflects cash used in operating activities of $186,033 as compared to cash used in operating activities of $6,888 during the 2009 Quarter. The increase over the prior period resulted from an increase in accounts receivable at Mimotopes and the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices. Cash provided by investing activities for the 2010 Quarter was $0 in comparison to cash provided by investing activities of $28,961 in the 2009 Quarter. The Company did not engage in any investing activities during the first quarter of 2010. Cash used in financing activities for the 2010 Quarter was $70,997 as compared to cash used in financing activities of $62,551 in the 2009 Quarter. This increase is primarily a result of increased principal payments on the outstanding mortgage.

The Company also believes that it will be able to satisfy its current debt obligations with the PIPE Investors and Fornova through the issuance of common stock in lieu of cash payment.

The cash position of the Company will remain uncertain for the remainder of 2010. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. As of March 31, 2010, total principal outstanding to the PIPE Investors was approximately $731,000.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources.

As a result of the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this report do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2009 financial statements. The financial statements included in this report do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. The Company matured, it re-focused its core business activities and provided integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through it’s FIL division, for paternity testing, forensic case-work analysis and Convicted Offender Data Base Index System work. During 2007, the Company acquired Mimotopes which has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides.

The sale of the assets of CBI’s FIL and CBI Services divisions were approved at the 2009 Annual Meeting of Shareholders. These operations were discontinued in November 2009. Results of operations for these two divisions are included as discontinued operations in the statement of operations for the quarter ended March 31, 2009.

Consolidation Policy

The consolidated financial statements include the accounts of CBI and its wholly owned subsidiary, Mimotopes Pty Ltd, Australia. All inter-company accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities of a foreign subsidiary are translated using rates of exchange as of the balance sheet dates. Related revenues and expenses are translated at average rates of exchange in effect during the periods. Cumulative translation adjustments have been recorded as a separate component within accumulated other comprehensive income (loss) of stockholders’ equity. Realized gains and losses from foreign currency translations are included in other income (expense).

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

Restricted Cash

Restricted cash in CBI represents amounts held in escrow as required under the terms of the Convertible Note due to the PIPE Investors. This money will be used to pay down the debt or, if the note is converted to Common Stock, returned to the Company. The total amount held in escrow at March 31, 2010 was $200,000. Interest income earned on restricted cash is recorded in other interest income.

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of March 31, 2010 was $99,939. Interest income earned on restricted cash is recorded in other interest income.

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

Deferred Financing Fees

Loan costs are amortized on a straight-line basis, which approximates the interest method, over the expected term of the related obligations.

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non-current assets in accordance with ASC 360-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 9,734,795 and 6,648,804 for the three months ended March 31, 2010 and 2009, respectively. (see Note 4).

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

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders. The Plan makes up to 1,000,000 shares of common stock available for grants of restricted stock awards and stock options in the form of incentive stock options and non-qualified options to employees, directors and consultants of the Company.

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

Recent Accounting Pronouncements

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.

In June 2009, the FASB issued a standard regarding the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). In addition, this standard establishes the FASB Accounting Standard Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The initial date of the adoption of this standard was effective for financial statements issued for interim and annual periods ending after June 15, 2009. On June 3, 2009, FASB decided that this standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009. Its adoption did not have a significant impact on the Company’s results of operations or consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into FASB ASC Topic 810, “Consolidation”. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted this standard during the first quarter of 2010. Its adoption did not have a significant impact on the Company’s results of operations or consolidated financial statements.

In May 2009, the Financial Accounting Standards Board issued ASC 855-10, formerly SFAS No. 165, “Subsequent Events” (“SFAS 165”). ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued revisions to ASC 860-10, ASC 860-40, ASC 860-50 which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. The Company adopted this standard during the first quarter of 2010. Its adoption did not have a significant impact on the Company’s results of operations or consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC Topic 320-10-65-1”). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC Topic 320-10”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 825-10-65-1”). This FSP relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107 (ASC Topic 825-10), “Disclosures about Fair Value of Financial Instruments”. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the consolidated financial statements for the quarter ended March 31, 2009 to conform to the quarter ended March 31, 2010 presentation.

NOTE 3. STOCK OPTIONS

Stock-Based Compensation Plans—Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2010 included compensation expense for stock-based awards granted prior to, but not yet exercised as of December 31, 2009, based on the fair value on the grant date.

Stock-based compensation expense related to employee stock options recognized under ASC 718 for the three months ended March 31, 2010 and March 31, 2009 was approximately $3,000 and $17,100, respectively. As of March 31, 2010, total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2010 was $0. During the three months ended March 31, 2010, the Company did not receive cash from the exercise of stock awards.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718 for the quarters ending March 31, 2010 and 2009.

	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Options and warrants outstanding beginning of quarter	757,089	$4.43	828,936	$5.27

Granted	10,000	0.50	20,000	0.36

Exercised	—	—	—	—

Expired	(252,997)	4.24	—	—

Options and warrants outstanding end of quarter	514,092	$4.46	848,936	$5.27

Options and warrants exercisable end of quarter	514,092	$4.46	828,936	$5.07

Weighted-average fair value per option and warrants granted during the quarter		$0.48		$0.28

The assumptions used to determine the weighted average fair value per option are as follows:

	Three Months Ending March 31,
	2010	2009
Assumptions:

Expected volatility	123.72%	68.52%

Expected annual dividend yield	0.00%	0.00%

Risk free rate of return	3.31%	2.71%

Expected option term (years)	10	10

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

NOTE 4. LOSS PER SHARE

The Company follows the guidance provided in the ASC Topic 260, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

	Three Months Ended
	March 31,
Basic and diluted loss per share:	2010	2009
Loss from continuing operations	$(255,053)	$(736,287)
Income (Loss) from discontinued operations	—	(78,816)

Net loss	$(255,053)	$(815,103)

Basic and diluted loss per common share from continued operations	$(0.03)	$(0.11)

Basic and diluted income (loss) per common share from discontinued operations	$—	$(0.01)

Basic and diluted loss per common share after discontinued operations	$(0.03)	$(0.12)

Weighted averages share outstanding	9,734,795	6,648,804

NOTE 5. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009

Net Loss	$(255,053)	$(815,103)
Unrealized Gain on Investments	—	133,702
FX Adjustments	21,640	(107,113)

Total Comprehensive Loss	$(233,413)	$(788,514)

NOTE 6. INCOME TAXES

The Company adopted the provisions of ASC 810-10 effective January 1, 2007. ASC810-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC810-10.

The Company files income tax returns in U.S. federal jurisdiction and the Commonwealth of Virginia. The Company is no longer subject to U.S. or state tax examinations for years before 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

NOTE 7. DEBT

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

The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,750 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black-Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $1,950,000 which was recorded against the convertible debt and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by as soon as possible as required under the agreement. During the second Quarter of 2008, the Company received notice of conversion of $100,000 of the principle amount of the note which resulted in the issuance of 50,000 shares of common stock.

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

As of March 31, 2010 the outstanding principal balance on the note was $731,258.

In connection with the sale of CBI Services and FIL, the PIPE Investors were issued 250,000 shares of restricted stock.

In December 2009, the Company received an extension of the maturity date until June 30, 2010.

During the year ended December 31, 2009, the Company received notices of conversion for $611,381 in principal and $165,593 in interest resulting in the issuance of 1,696,224 shares of common stock.

During the quarter ended March 31, 2010, the Company received notices of conversion for $462,361 in principal and $34,452 in interest resulting in the issuance of 993,626 shares of common stock.

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

This note matured on December 31, 2009.

Mortgage with Financial Institution

The Company’s mortgage payable requires meeting certain financial covenants in upcoming periods prior to the scheduled maturity in October 2010. Based on the Company’s current financial condition and recent trend of its operating results, it is uncertain as to whether the covenants will be met at which time the lender could call the loan in default. The mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratios. At March 31, 2010, the Company was in violation of covenants; however, the Company was granted a waiver of the covenants by the bank through December 31, 2010.

This loan is classified in the consolidated balance sheet at March 31, 2010 as follows:

Current maturities of long term debt	$283,020
Long term debt less current maturities	2,385,338

$2,668,358

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

Coincident with the transaction, CBI entered into a) an Ancillary Agreement with VPL to provide a $1 million put option from CBI to VPL and a $3 million call option from VPL to CBI both at a 10% discount to market with a three year expiration date, b) a Voting Lock Up Agreement to require VPL to vote in favor of all matters brought before the shareholders for a period of six months and to escrow its acquired shares for eighteen months, c) a Registration Rights Agreement to be effective after twenty-four months, and d) a Joint Venture (JV) agreement to establish an unincorporated JV which provides CBI access on a preferred basis to the extensive, low cost capabilities of VPL in China. No expenses were incurred during the quarters ended March 31, 2010 and 2009. No revenues have been generated relating to this joint venture.

Exercise of the Put Option

On July 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, the Company received $500,000 in cash and 2,229,664 of VPL’s ordinary shares.

NOTE 9. DISCONTINUED OPERATIONS

At the 2009 Annual Meeting of Shareholders, approval was made to sell the assets of CBI’s FIL and CBI

Services Divisions. The sale of these assets to Bostwick was completed in November 2009. As of November 2, 2009, the Company has deconsolidated the operations of these divisions and recorded a loss related to the remaining net investment as a discontinued operation.

The components of the loss from the discontinued operations are as follows:

	Three Months Ended March 31,
	2010	2009
Revenues	$—	$1,275,900

Cost of services	—	1,148,870

Gross profit	—	127,030

Sales, general and administrative	—	129,911

Operating loss	—	(2,881)

Interest expense	—	75,935

Income (loss) from operating discontinued operations	$—	$(78,816)

NOTE 10. TERMINATION OF AGREEMENT WITH BIOSIGNAL LTD.

On July 22, 2009, the Company reached an agreement with Biosignal Ltd., an Australian biotechnology company, pursuant to which Biosignal was to complete a $1,600,000 investment in the Company and would agree to assign its biofilm technology to the Company. The biofilm technology is based around a family of natural products which disrupt bacterial colonization and thereby inhibit growth. Such biofilm disrupters are expected to be commercialized to support a variety of medical and industrial applications.

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

In addition, the Company and Biosignal were to enter into a Deed of Assignment to which Biosignal would convey certain intellectual property and contracts related to the development and possible exploitation of Biosignal’s biofilm technology to the Company subject to the satisfactory completion of due diligence and other conditions. Biosignal would retain licensed rights to use this intellectual property to service some contracts that were not assigned to the company.

This transaction was suspended by the Company and Biosignal in August 2009. On March 19, 2010 the Biosignal shareholders voted not to pursue this transaction.

NOTE 11. DELISTING AND REINSTATEMENT FROM NASDAQ

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

Effective January 25, 2010, the Company’s stock began trading on the Pink Sheets under the symbol CBTE.PK.

Effective March 25, 2010, the Company’s stock began trading on the OTC Bulletin Board under the symbol CBTE.OB.

Effective January 25, 2010, the Company’s stock was delisted from the NASDAQ Capital Market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

The Company is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of Peptide based discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a subsidiary of CBI. In March 2008, the Company entered into a Joint Venture with Beijing-based, Venturepharm Laboratories, Ltd. in order to offer high throughput, low cost drug discovery services through new facilities in China.

In 2009, CBI also provided services through CBI Services and Fairfax Identity Labs (“FIL”), two divisions that were sold to Bostwick Laboratories effective November 2, 2009. The results of operating these two divisions are shown as discontinued operations in the Consolidated Statement of Operations for the quarter ended March 31, 2009.

Business Units

Revenues are derived principally from providing peptide based synthetic and analytical services to researchers in the biotechnology industry or to researchers who are engaged in life sciences research in government or academic labs throughout the world. This arrangement distinguishes CBI from many other biotechnology companies in that revenues are derived from services rather than from the successful commercialization of a new biotechnology product. CBI believes that it has a strong reputation as a leading provider in its respective markets.

The sale of assets relating to CBI Services and Fairfax Identity Laboratories was approved at the 2009 Annual Meeting of Shareholders. This transaction was completed effective November 2, 2009 resulting in net proceeds to the Company of $343,780. These divisions are included as discontinued operations in the Consolidated Statement of Operations.

Melbourne-based Mimotopes was acquired by CBI in 2007. It provides world class research grade peptide synthesis and analysis. They also have several proprietary technologies for the preparation of peptide and small molecule libraries for drug discovery and for epitope analysis in support of its clients’ vaccine development programs. They also have a formal peptide alliance with Genzyme Pharmaceuticals, a world class provider of GMP pharmaceutical grade peptides and also enjoy a strong relationship with GL Biochem, a Shanghai-based peptide synthesis and reagent company.

In March 2008, CBI entered into a Joint Venture with Beijing based Venturepharm Laboratories, Inc. As of March 31, 2010, no revenues have been generated from this joint venture.

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

Losses for the Company were $255,053 and $815,103 for the quarters ended March 31, 2010 and 2009, respectively. For the quarters ended March 31, 2010 and 2009, losses from continuing operations were $255,053 and $736,287, respectively. Losses resulting from the discontinued operations were $0 and $78,816 for the quarters ended March 31, 2010 and 2009, respectively.

The Company generated negative cash flows for the quarters ending March 31, 2010 and 2009 of $258,391 and $63,719, respectively. Net working capital as of March 31, 2010 and 2009 was ($2,293,922) and ($2,650,756), respectively.

The 2010 Period reflects cash used in operating activities of $186,033 as compared to cash used in operating activities of $6,888 during the 2009 Period. The increase over the prior period resulted from an increase in accounts receivable at Mimotopes and the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices. Cash provided by investing activities for the 2010 Period was $0 in comparison to cash provided by investing activities of $28,961 in the 2009 Period. The Company did not engage in any investing activities during the first quarter of 2010. Cash used in financing activities for the 2010 Period was $70,997 as compared to cash used in financing activities of $62,551 in the 2009 Period. This increase is primarily a result of increased principal payments on the outstanding mortgage.

The Company also believes that it will be able to satisfy its current debt obligations with certain institutional investors (the “PIPE Investors”) and Fornova through the issuance of common stock in lieu of cash payment.

The cash position of the Company will remain uncertain for the remainder of 2010. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

During the first quarter of 2010, the PIPE Investors exercised it options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. As of March 31, 2010, total principal outstanding to the PIPE Investors was approximately $731,000.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources.

As a result of the above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this report do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2009 financial statements. The financial statements included in this report do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009.

Revenues

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

Total revenues increased by $188,262, or 29.6%, from $636,838 during the first Quarter of 2009 (the “2009 Quarter”) to $825,100 during the first Quarter of 2010 (the “2010 Quarter”).

Revenues realized from commercial contracts increased by $184,884, or 29.4%, from $628,798 in the 2009 Quarter to $813,682 in the 2010 Quarter. This increase was primarily the result of Mimotopes receiving two large pepset contracts in late 2009. The gross amount of these contracts is approximately $438,000.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased by $21,498, or 4.2%, from $512,988 in the 2009 Quarter to $534,486 in the 2010 Quarter. Cost of services as a percentage of revenue decreased from 80.6% in the 2009 Quarter to 64.8% in the 2010 Quarter.

Direct materials increased by $40,529, or 25.3%, from $160,184 in the 2009 Quarter to $200,713 in the 2010 Quarter. The cost of direct materials as a percentage of revenue remained relatively flat at 24.3% and 25.2% for the 2010 Quarter and 2009 Quarter, respectively. This increase correlates to the increases in the related revenue accounts.

Direct labor increased by $41,297, or 28.1%, from $146,826 in the 2009 Quarter to $188,123 in the 2010 Quarter. The cost of direct labor as a percentage of revenue remained relatively flat at 22.8% and 23.1% for the 2010 Quarter and 2009 Quarter, respectively. This increase correlates to the increases in the related revenue accounts.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $60,328, or 29.3%, from $205,978 in the 2009 Quarter to $145,650 in the 2010 Quarter. The cost of overhead as a percentage of revenue decreased from 32.3% in the 2009 Quarter to 17.7% in the 2010 Quarter. This decrease is primarily a result of decreases in vacation expense of $7,200, decreases in facility and equipment maintenance of $33,500, decreases in postage of $7,900 and decreases in courier expense of $7,900. These decreases are a direct result of plans implemented by management in 2009 to control and reduce operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation.

Total SGA costs increased by $136,872, or 21.3%, from $641,860 in the 2009 Quarter to $778,732 in the 2010 Quarter. The cost of SGA as a percentage of revenue decreased from 100.8% in the 2009 Quarter to 94.4% in the 2010 Quarter.

Total selling and marketing costs decreased by $25,072, or 30.7%, from $81,705 in the 2009 Quarter to $56,633 in the 2010 Quarter. This decrease is primarily due to the reorganization of the sales and marketing team.

Total general and administrative expenses increased by $161,944, or 28.9%, from $560,155 in the 2009 Quarter to $722,099 in the 2010 Quarter. This increase was primarily a result of increases in facility related expenses of $40,926, increases in depreciation expense of $43,139, increases in equipment maintenance costs of $24,063, increases in fees for professional services of $24,828 and increases in office related expenses of $14,328, combined with a loss on asset disposals of $9,861. The increase in depreciation expense is the result of depreciation expense for the Richmond, Virginia lab and office space being allocated to overhead accounts of CBI Services and FIL for the 2009 quarter. For the 2010 Quarter, these expenses were charged to corporate administrative costs.

Other Income (Expenses)

Rental income increased $227,472, or 569.9% from $39,917 during the 2009 Quarter to $267,389 in the 2010 Quarter. This increase is primarily the result of the lease of the Richmond, VA office and laboratory space to Bostwick Laboratories which produced rental income of approximately $168,000 for the quarter ending March 31, 2010. This lease commenced in November 2009. In addition, Mimotopes leases excess lab and warehouse space. One of these tenants increased the amount of space leased which increased the monthly rental income by approximately $14,000 per month during the first quarter of 2010 as compared the first quarter of 2009.

Interest expense decreased by $125,728, or 65.9%, from $190,793 in the 2009 Quarter to $65,065 in the 2010 Quarter. This decrease is primarily the result of a decrease in debt amortization included in interest expense. These costs were fully amortized during 2009 resulting in no impact on interest expense for the 2010 Quarter. Interest expense for 2010 includes debt amortization of $170,667.

Realized gains increased $109,934, or 159.8%, from a loss of $68,498 in the 2009 Quarter to a gain of $40,936 in the 2010 Quarter. These gains represent the foreign exchange impact of Mimotopes receiving payment from customers and making payment to vendors in currency other than Australian Dollars.

Discontinued Operations

At the 2009 Annual Meeting of Shareholders, approval was made to sell the assets of CBI’s FIL and CBI Services Divisions. The sale of these assets to Bostwick was completed in November 2009. As of November 2, 2009, the Company has deconsolidated the operations of these divisions and recorded a loss related to the remaining net investment as a discontinued operation. The loss from operating these divisions during the 2009 Quarter has been reclassified to discontinued operations in the Consolidated Income Statement.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Losses for the Company were $255,053 and $815,103 for the quarters ended March 31, 2010 and 2009, respectively. For the quarters ended March 31, 2010 and 2009, losses from continuing operations were $255,053 and $736,287, respectively. Losses resulting from the discontinued operations were $0 and $78,816 for the quarters ended March 31, 2010 and 2009, respectively.

The Company generated negative cash flows for the quarters ending March 31, 2010 and 2009 of $258,391 and $63,719, respectively. Net working capital as of March 31, 2010 and 2009 was ($2,293,922) and ($2,650,756), respectively.

The 2010 Quarter reflects cash used in operating activities of $186,033 as compared to cash used in operating activities of $6,888 during the 2009 Quarter. The increase over the prior period resulted from an increase in accounts receivable at Mimotopes and the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices. Cash provided by investing activities for the 2010 Quarter was $0 in comparison to cash provided by investing activities of $28,961 in the 2009 Quarter. The Company did not engage in any investing activities during the first quarter of 2010. Cash used in financing activities for the 2010 Quarter was $70,997 as compared to cash used in financing activities of $62,551 in the 2009 Quarter. This increase is primarily a result of increased principal payments on the outstanding mortgage.

The Company also believes that it will be able to satisfy its current debt obligations with the PIPE Investors and Fornova through the issuance of common stock in lieu of cash payment.

The cash position of the Company will remain uncertain for the remainder of 2010. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only and serve to minimize all material inventories. Management will continue adhering to these policies for the foreseeable future.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. As of March 31, 2010, total principal outstanding to the PIPE Investors was approximately $731,000.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources, such as debt or equity financing or other potential sources.

Overall Liquidity

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2009 financial statements. The financial statements included in this report do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non-current assets in accordance with ASC 360-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

Corporate Guidance

As a consequence of the Sarbanes-Oxley Act and rules approved by The Securities and Exchange Commission (SEC), CBI implemented the following:

•	CBI’s Board is composed of four independent and three Insider directors.

•	Only independent directors serve on the three principal committees: Audit, Compensation and Nominating.

•	The independent directors meet in executive session at each regularly scheduled Board meeting.

•

All the independent directors, Mr. Samuel P. Sears, Mr. James Causey, and Mr. Eric V. Tao who serve on the Audit Committee, meet all of the requirements as defined by the SEC for being a “financial expert.”

•

The Audit Committee reviews and approves all related-party transactions. CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from the Company or on the Company’s website at www.cbi-biotech.com.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Operating Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2010 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.1	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.2	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.3	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.4	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (7)

10.5	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (8)

10.6	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (9)

10.7	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (10)

10.8	Convertible Promissory Note, dated as of June 22, 2009, from the Company to LH Financial (11)

10.9	Subscription Agreement, dated as of June 22, 2009, between the Company and LH Financial (11)

10.10	Second Modification, Waiver and Acknowledgement Agreement, dated as of July 9, 2009, between the Company and LH Financial (12)

10.11	Asset Purchase Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.12	Lease Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.13	Non-Competition Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.14	First Modification, Waiver and Acknowledgement Agreement, between the Company and Fornova, dated as of August 29, 2009 (14)

10.15	Share Exchange Agreement, between the Company and GL Biochem (Shanghai) Ltd and the shareholders thereof, dated as of September 1, 2009 (15)

31.1	Certification of Richard J. Freer, Ph.D. (16)

31.2	Certification of Vincent McNelley (16)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (16)

32.2	Section 906 Certification of Vincent McNelley (16)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated June 22, 2009, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 14, 2009, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 16, 2009, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 2, 2009, File No. 001-13467.
(15)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 1, 2009, File No. 001-13467.
(16)	Filed herewith.

COMMONWEALTH BIOTECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/S/ VINCENT MCNELLEY
Vincent McNelley
Acting Principal Financial Officer