Form 10-Q
period 2010-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2010-10-25
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of October 22, 2010, 9,906,338 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$421,699	$692,092
Investments	527	589
Accounts receivable	398,592	634,604
Other current assets	3,601	3,563

Total current assets	824,419	1,330,848

Property and Equipment, net	5,338,357	5,661,225

Other Assets
Restricted cash	293,118	298,359

Total other assets	293,118	298,359

Total Assets	$6,455,894	$7,290,432

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$968,620	$1,107,819
Current maturities of long term debt	1,523,832	1,983,478
Other current liabilities	321,970	219,111
Accrued payroll liabilities	285,974	493,681
Interest payable	184,984	177,515

Total current liabilities	3,285,380	3,981,604

Long-term deposit	144,873	144,873
Long-term debt less current maturities	2,310,248	2,454,693

Total long-term liabilities	2,455,121	2,599,566

Total Liabilities	5,740,501	6,581,170

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized – none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; June 30, 2010 – 9,906,338 shares December 31, 2009 – 8,791,712 shares issued and outstanding	—	—
Additional paid-in-capital	26,119,191	25,555,878
Other comprehensive income	436,338	520,191
Accumulated deficit	(25,840,136)	(25,366,807)

Total stockholders’ equity	715,393	709,262

Total Liabilities and Stockholders’ Equity	$6,455,894	$7,290,432

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues
Commercial contracts	$734,694	$685,730	$1,548,376	$1,314,528
Other revenue	11,628	7,746	23,046	16,260

Total revenues	746,322	693,476	1,571,422	1,330,788

Cost of services
Direct materials	224,815	163,418	425,528	323,602
Direct labor	181,937	176,523	370,060	323,349
Overhead	121,731	149,366	267,381	307,901

Total cost of services	528,483	489,307	1,062,969	954,852

Gross profit	217,839	204,170	508,453	375,936

Selling, general and administrative	669,413	742,756	1,448,145	1,432,060

Operating loss	(451,574)	(538,587)	(939,692)	(1,056,124)

Other income (expense)
Realized gains (losses)	(2,146)	(124,976)	38,790	(193,475)
Interest expense	(48,256)	(220,620)	(113,321)	(411,414)
Rental income	217,531	57,426	439,924	99,407
Other income	66,169	170,338	100,970	168,898

Total other income (expense)	233,298	(117,832)	466,363	(336,584)

Loss from continuing operations	(218,276)	(656,419)	(473,329)	(1,392,708)
Income from discontinued operations	—	99,314	—	20,500

Net loss	$(218,276)	$(557,105)	$(473,329)	$(1,372,208)

Basic and diluted loss per common share from continued operations	$(0.02)	$(0.10)	$(0.05)	$(0.21)

Basic and diluted loss per common share from discontinued operation	$—	$0.02	$—	$0.01

Basic and diluted loss per common share after discontinued operation	$(0.02)	$(0.08)	$(0.05)	$(0.20)

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(473,329)	$(1,372,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	238,472	710,716
Unrealized loss on interest rate swap agreement	—	(79,400)
Stock-based compensation	6,000	156,366
Expenses satisfied with the issuance of stock	93,952	—
Realized loss on investments	—	253,699
Changes in:
Accounts receivable	215,356	259,249
Prepaid expenses and inventory	—	(1,043)
Accounts payable and other current liabilities	(189,779)	88,786

Net cash provided by (used in) operating activities	(109,328)	16,165

Cash flows from investing activities:
Proceeds from the sale of investments	—	64,465

Net cash provided by investing activities	—	64,465

Cash flows from financing activities:
Principal payments on long term debt	(141,505)	(136,359)
Issuance of common stock	1,000	172,613
Change in restricted cash	—	(1,178)

Net cash provided by (used in) financing activities	(140,505)	35,076

Effects of exchange rates	(20,560)	996

Net increase (decrease) in cash and cash equivalents	(270,393)	116,702
Cash and cash equivalents, beginning of period	692,092	243,751

Cash and cash equivalents, end of period	$421,699	$360,453

Supplemental disclosure of cash flow information
Cash payments for interest	$71,136	$163,397
Non-cash investing and financing activities
Debt reduction through issuance of stock	$462,361	$308,088
Purchase of equipment through capital lease	$—	$140,000

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

Losses for the Company were $218,276 and $557,105 for the quarters ended June 30, 2010 and 2009, respectively. For the quarters ended June 30, 2010 and 2009, losses from continuing operations were $218,276 and $656,419, respectively. Income from discontinued operations was $0 and $99,314 for the quarters ended June 30, 2010 and 2009, respectively.

Total losses for the Company for the six months ended June 30, 2010 and 2009 were $473,329 and 1,372,208, respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the six months ended June 30, 2010 and 2009, losses from continuing operations were $473,329 and $1,392,708, respectively. Income from discontinued operations was $0 and $20,500 for the six months ended June 30, 2010 and 2009, respectively.

The Company generated negative cash flows for the six months ended June 30, 2010 of $270,393, as compared to positive cash flows of $116,702 for the six months ended June 30, 2009. Net working capital as of June 30, 2010 and December 31, 2009 was ($2,460,961) and ($2,650,756), respectively.

The 2010 Period reflects cash used in operating activities of $109,328 as compared to cash provided by operating activities of $16,165 during the 2009 Period. The decrease over the prior period was primarily a result of the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices during the 2010 period and realized losses on investments during the 2009 period. Cash provided by investing activities for the 2010 Period was $0 in comparison to cash provided by investing activities of $64,465 in the 2009 Period. The Company did not engage in any investing activities during the first six months of 2010. Cash used in financing activities for the 2010 Period was $140,505 as compared to cash provided by financing activities of $35,076 in the 2009 Period. This decrease is primarily a result of cash received from the issuance of common stock in the 2009 period of $172,613 as compared to $1,000 in the 2010 period.

The convertible notes due the PIPE Investors and Fornova have matured and are currently past due. The Company does not believe it will be able to satisfy these obligations through the issuance of Common Stock. The Company is currently evaluating other alternatives that will allow it to pay these notes in full.

The cash position of the Company will remain uncertain for the remainder of 2010. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only. Management will continue adhering to these policies for the foreseeable future.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. The PIPE Investors did not exercise any options during the second quarter of 2010. As of June 30, 2010, total principal outstanding to the PIPE Investors was approximately $731,258.

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

The sale of the assets of CBI’s FIL and CBI Services divisions was approved at the 2009 Annual Meeting of Shareholders. These operations were discontinued in November 2009. Results of operations for these two divisions are included as discontinued operations in the statement of operations for the quarter and year-to-date periods ended June 30, 2009.

The Company is currently contemplating the sale of Mimotopes (see Note 11). This transaction is subject to shareholder approval.

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

Restricted Cash

Restricted cash in CBI represents amounts held in escrow as required under the terms of the Convertible Note due to the PIPE Investors. This money will be used to pay down the debt or, if the note is converted to Common Stock, returned to the Company. The total amount held in escrow at June 30, 2010 was $200,000. Interest income earned on restricted cash is recorded in other interest income.

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of June 30, 2010 was $93,118. Interest income earned on restricted cash is recorded in other interest income.

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

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 9,906,338 and 6,756,081 for the three months ended June 30, 2010 and 2009, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 9,821,040 and 6,755,422 for the six months ended June 30, 2010 and 209, respectively. (see Note 4).

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

In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC Topic 320-10-65-1”). ASC Topic 320-10-65-1 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. It also contains additional disclosure requirements related to debt and equity securities and changes existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“ASC Topic 320-10”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. ASC Topic 320-10-65-1 also provides that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications were made to the consolidated financial statements for the quarter and six months ended June 30, 2009 to conform to the presentation for the quarter and six months ended June 30, 2010.

NOTE 3. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six month periods ended June 30, 2010 included compensation expense for stock-based awards granted prior to, but not yet exercised as of December 31, 2009, based on the fair value on the grant date.

Stock-based compensation expense related to employee stock options recognized under ASC 718 for the three months ended June, 2010 and June 30, 2009 was approximately $3,000 and $17,600, respectively, and for the six months ended June 30, 2010 and 2009 was approximately $6,000 and $34,200, respectively. As of June 30, 2010, total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and six month periods ended June 30, 2010 was $0. During the three and six month periods ended June 30, 2010, the Company did not receive cash from the exercise of stock awards.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718:

	For the Three Months Ended June 30,
	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Options and warrants outstanding beginning of quarter	517,092	$4.45	848,936	$5.27
Granted	—	—	20,000	0.36
Exercised	—	—	—	—
Expired	—	—	—	—

Options and warrants outstanding end of quarter	517,092	$4.45	848,936	$5.02

Options and warrants exercisable end of quarter	517,092	$4.45	828,936	$5.07

Weighted-average fair value per option and warrants granted during the quarter		$—		$0.36

	For the Six Months Ended June 30,
	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Options and warrants outstanding beginning of period	757,089	$4.43	828,936	$5.27
Granted	10,000	0.50	20,000	0.36
Exercised	—	—	—	—
Expired	(249,997)	4.24	—	—

Options and warrants outstanding end of period	517,092	$4.45	848,936	$5.02

Options and warrants exercisable end of period	517,092	$4.45	828,936	$5.07

Weighted-average fair value per option and warrants granted during the period		$0.48		$0.36

The assumptions used to determine the weighted average fair value per option are as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
	2010	2009	2010	2009
Assumptions:
Expected volatility	—	125.82%	120.49%	110.93%
Expected annual dividend yield	—	0.00%	0.00%	0.00%
Risk free rate of return	—	3.25%	2.61%	3.53%
Expected option term (years)	—	10	10	10

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

	Three Months Ended
	June 30,
	2010	2009
Basic and diluted loss per share:
Loss from continuing operations	$(218,276)	$(656,419)
Income from discontinued operations	—	99,314

Net loss	$(218,276)	$(557,105)

Basic and diluted loss per common share from continued operations	$(0.02)	$(0.10)

Basic and diluted income (loss) per common share from discontinued operations	$—	$0.02

Basic and diluted loss per common share after discontinued operations	$(0.02)	$(0.08)

Weighted averages share outstanding	9,906,338	6,756,081

	Six Months Ended
	June 30,
	2010	2009
Basic and diluted loss per share:
Loss from continuing operations	$(473,329)	$(1,392,708)
Income from discontinued operations	—	20,500

Net loss	$(473,329)	$(1,372,208)

Basic and diluted loss per common share from continued operations	$(0.05)	$(0.21)

Basic and diluted income (loss) per common share from discontinued operations	$—	$0.01

Basic and diluted loss per common share after discontinued operations	$(0.05)	$(0.20)

Weighted averages share outstanding	9,821,040	6,755,422

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss, net of tax, for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Loss	$(218,276)	$(557,105)	$(473,329)	$(1,372,208)
Unrealized Gain on Investments	—	118,707	—	252,409
FX Adjustments	(104,407)	521,252	(83,854)	414,139

Total Comprehensive Income (Loss)	$(322,683)	$82,854	$(557,183)	$(705,660)

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

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “ PIPE Investors”). The Notes matured on December 31, 2009, and have an interest rate of 8% per annum. The registrant will pay any interest and principal on the maturity date. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. All shares were exercised and no additional interest will be accrued for the rest of the year. Total shares exercised amounted 750,447.

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

As of June 30, 2010 the outstanding principal balance on the note was $731,258.

In October 2009, the investors exercised their options on the principal and interest outstanding in the amount of 105,162 common shares.

In connection with the sale of CBI Services and FIL, the PIPE Investors were issued 250,000 shares of restricted stock.

In December 2009, the Company received an extension of the maturity date until June 30, 2010.

In September 2010, the Company received a notice of default.

During the year ended December 31, 2009, the Company received notices of conversion for $611,381 in principal and $165,593 in interest resulting in the issuance of 1,696,224 shares of common stock.

During the six months ended June 30, 2010, the Company received notices of conversion for $462,361 in principal and $34,452 in interest resulting in the issuance of 993,626 shares of common stock.

In October 2010, funds held in escrow in the amount of $200,000 were released and distributed to the PIPE Investors and accounted for as a reduction of principal due.

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

This note matured on December 31, 2009.

Mortgage with Financial Institution

The Company’s mortgage payable requires meeting certain financial covenants in upcoming periods prior to the scheduled maturity in December 2012. These restrictive covenants require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratios. At June 30, 2010, the Company was in violation of covenants; however, the Company was granted a waiver of the covenants by the bank through December 31, 2010.

This loan is classified in the consolidated balance sheet at June 30, 2010 as follows:

Current maturities of long term debt	$288,600
Long term debt less current maturities	2,310,248

$2,598,848

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

Coincident with the transaction, CBI entered into a) an Ancillary Agreement with VPL to provide a $1 million put option from CBI to VPL and a $3 million call option from VPL to CBI both at a 10% discount to market with a three year expiration date, b) a Voting Lock Up Agreement to require VPL to vote in favor of all matters brought before the shareholders for a period of six months and to escrow its acquired shares for eighteen months, c) a Registration Rights Agreement to be effective after twenty-four months, and d) a Joint Venture (JV) agreement to establish an unincorporated JV which provides CBI access on a preferred basis to the extensive, low cost capabilities of VPL in China. No expenses were incurred during the six months ended June 30, 2010 and 2009. No revenues have been generated relating to this joint venture.

Exercise of the Put Option

On July 7, 2008, the Company completed a sale of stock subject to the $1 million put right with VPL. Under the terms of the put agreement, the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share. In consideration of the sale of shares, the Company received $500,000 in cash and 2,229,664 of VPL’s ordinary shares.

NOTE 9. DISCONTINUED OPERATIONS

At the 2009 Annual Meeting of Shareholders, approval was made to sell the assets of CBI’s FIL and CBI Services Divisions. The sale of these assets to Bostwick Laboratories was completed in November 2009. As of November 2, 2009, the Company has deconsolidated the operations of these divisions.

The components of income from the discontinued operations are follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$—	$1,360,748	$—	$2,636,647
Cost of services	—	1,074,107	—	2,222,976

Gross profit	—	286,641	—	413,671
Sales, general and administrative	—	109,651	—	239,562

Operating income	—	176,990	—	174,109
Interest expense	—	77,676	—	153,609

Income from operating discontinued operations	$—	$99,314	$—	$20,500

NOTE 10. DELISTING AND REINSTATEMENT FROM NASDAQ

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

Effective January 25, 2010, the Company’s stock was delisted from the NASDAQ Capital Market.

NOTE 11. SUBSEQUENT EVENT – SALE OF MIMOTOPES PTY LIMITED (“MIMOTOPES”)

On October 25, 2010, the Company executed a Share Purchase Agreement (the “SPA”) with Leadtec Systems Australia, Pty Ltd (“Leadtec”). Under the terms of the SPA, Leadtec will acquire 100% of the outstanding common stock of Mimotopes owned by CBI and all of the assets and liabilities of Mimotopes on an “as is” basis for an initial purchase price of $950,000. In addition, if EBITA, as defined by the SPA, exceeds $500,000 for the twelve-month period ending June 30, 2011, an earn-out payment of $100,000 is payable to CBI. Amounts due CBI will be forgiven at closing. This transaction is subject to shareholder approval.

Summary financial statements for Mimotopes on a stand-alone basis are as follows:

Mimotopes

Condensed Balance Sheets

	June 30, 2010	December 31, 2009
Assets
Cash	$286,362	$137,432
Accounts Receivable	356,312	464,851
Other Assets	974	1,029

Total Current Assets	643,648	603,312

Property, Plant and Equipment	1,483,250	1,710,679

Restricted Cash	93,118	98,359

Total Assets	$2,220,016	$2,412,350

Liabilities
Accounts Payable	$393,553	$486,596
Payroll Liabilities	200,064	225,022
Other Current Liabilities	247,010	131,070
Due to CBI	525,643	580,253

Total Current Liabilities	$1,366,270	$1,422,941

Stockholders’ Equity
Additional Paid-in-capital	$4,980,658	$4,980,658
Other Comprehensive Income	596,574	653,778
Retained Deficit	(4,723,486)	(4,645,027)

Total Stockholders’ Equity	853,746	989,409

Total Liabilities and Stockholders’ Equity	$2,220,016	$2,412,350

Mimotopes

Condensed Statements of Operations

	For the Quarter ended		For the Six Month Period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$746,322	$693,476	$1,571,422	$1,330,788
Cost of Services	528,483	489,307	1,062,969	954,852

Gross Profit	217,839	204,169	508,453	375,936
Sales, General and Administrative Expenses	437,944	318,885	860,456	613,498

Operating Loss	(220,105)	(114,716)	(352,003)	(237,562)
Rental Income	70,244	57,426	124,218	99,407
Other Income	64,164	160,017	150,121	165,244

Net Income (Loss)	$(85,697)	$102,727	$(77,664)	$27,089

The following Parent Company Only financial statements reflect the financial position and results of operations for CBI on a stand-alone basis.

CBI

Condensed Balance Sheets

	June 30, 2010	December 31, 2009
Assets
Cash	$135,338	$554,660
Accounts Receivable	42,281	169,753
Due from Mimotopes	685,880	713,837
Other Assets	3,154	3,123

Total Current Assets	866,653	1,441,373

Property, Plant and Equipment	3,855,107	3,950,546

Restricted Cash	200,000	200,000
Investment in Mimotopes	4,980,658	4,980,658

Total Other Assets	5,180,658	5,180,658

Total Assets	$9,902,418	$10,572,577

Liabilities
Accounts Payable	$575,067	$621,224
Payroll Liabilities	85,910	268,659
Current Maturities of Debt	1,519,858	1,979,280
Other Current Liabilities	263,921	269,750

Total Current Liabilities	$2,444,756	$3,138,913

Long Tern Deposit	144,873	144,873
Long Term Debt	2,310,248	2,454,693

Total Long Term Liabilities	2,455,121	2,599,566

Total Liabilities	$4,899,877	$5,738,479

Stockholders’ Equity
Additional Paid-in-capital	$26,119,191	$25,555,878
Other Comprehensive Income	—	—
Retained Deficit	(21,116,650)	(20,721,780)

Total Stockholders’ Equity	5,002,541	4,834,098

Total Liabilities and Stockholders’ Equity	$9,902,418	$10,572,577

CBI

Condensed Statements of Operations

	For the Quarter ended		For the Six Month Period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$—	$—	$—	$—
Cost of Services	—	—	—	—

Gross Profit	—	—	—	—
Sales, General and Administrative Expenses	231,469	423,871	587,982	818,562

Operating Loss	(231,469)	(423,871)	(587,982)	(818,562)
Rental Income	147,287	—	315,706	—
Other Expense	(48,397)	(335,275)	(123,389)	(601,235)

Net Loss	$(132,579)	$(759,146)	$(395,665)	$(1,419,797)

NOTE 12. SUBSEQUENT EVENT – SALE OF BUILDING

On October 14, 2010, the Company received a letter of intent regarding the purchase of land, office and laboratory space located at 601 Biotech Drive, Richmond, VA 23235, for $4,300,000. This transaction is subject to shareholder approval.

This asset is included in Property and Equipment, net, on the Condensed Consolidated Balance Sheets as follows:

	June 30, 2010	December 31, 2009
Land	$403,919	$403,919
Building	5,230,369	5,221,112
Accumulated Depreciation	(1,785,588)	(1,697,919)

	$3,848,700	$3,927,112

The Company has evaluated subsequent events for potential recognition and/or disclosure and determined that there were none, other than described in Note 11 and above, that required accrual or disclosure.

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

In 2009, CBI also provided services through CBI Services and Fairfax Identity Labs (“FIL”), two divisions that were sold to Bostwick Laboratories effective November 2, 2009. The results of operating these two divisions are shown as discontinued operations in the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010.

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

The sale of assets relating to CBI Services and Fairfax Identity Laboratories was approved at the 2009 Annual Meeting of Shareholders. This transaction was completed effective November 2, 2009 resulting in net proceeds to the Company of $343,780. These divisions are included as discontinued operations in the Consolidated Statements of Operations.

Melbourne-based Mimotopes was acquired by CBI in 2007. It provides world class research grade peptide synthesis and analysis. They also have several proprietary technologies for the preparation of peptide and small molecule libraries for drug discovery and for epitope analysis in support of its clients’ vaccine development programs. They also have a formal peptide alliance with Genzyme Pharmaceuticals, a world class provider of GMP pharmaceutical grade peptides and also enjoy a strong relationship with GL Biochem, a Shanghai-based peptide synthesis and reagent company. The Company is currently negotiating a Share Purchase Agreement (the “SPA”) with Leadtec Systems Australia, Pty Ltd (“Leadtec”). Under the terms of the SPA, Leadtec will acquire 100% of the outstanding common stock of Mimotopes owned by CBI and all of the assets and liabilities of Mimotopes on an “as is” basis. This transaction is subject to shareholder approval.

In March 2008, CBI entered into a Joint Venture with Beijing based Venturepharm Laboratories, Inc. As of June 30, 2010, no revenues have been generated from this joint venture.

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

Losses for the Company were $218,276 and $557,105 for the quarters ended June 30, 2010 and 2009, respectively. For the quarters ended June 30, 2010 and 2009, losses from continuing operations were $218,276 and $656,419, respectively. Income from discontinued operations was $0 and $99,314 for the quarters ended June 30, 2010 and 2009, respectively.

Total losses for the Company for the six months ended June 30, 2010 and 2009 were $473,329 and $1,372,208, respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the six months ended June 30, 2010 and 2009, losses from continuing operations were $473,329 and $1,392,708, respectively. Income from discontinued operations was $0 and $20,500 for the six months ended June 30 2010 and 2009, respectively.

The Company generated negative cash flows for the six months ended June 30, 2010 of $270,393, as compared to positive cash flows of $116,702 for the six months ended June 30, 2009. Net working capital as of June 30, 2010 and December 31, 2009 was ($2,460,961) and ($2,650,756), respectively.

The 2010 Period reflects cash used in operating activities of $109,328 as compared to cash provided by operating activities of $16,165 during the 2009 Period. The decrease over the prior period was primarily a result of the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices during the 2010 period and realized losses on investments during the 2009 period. Cash provided by investing activities for the 2010 Period was $0 in comparison to cash provided by investing activities of $64,465 in the 2009 Period. The Company did not engage in any investing activities during the first six months of 2010. Cash used in financing activities for the 2010 Period was $140,505 as compared to cash provided by financing activities of $35,076 in the 2009 Period. This decrease is primarily a result of cash received from the issuance of common stock in the 2009 period of $172,613 as compared to $1,000 in the 2010 period.

The convertible notes due the PIPE Investors and Fornova have matured and are currently past due. The Company does not believe it will be able to satisfy these obligations through the issuance of Common Stock. The Company is currently evaluating other alternatives that will allow it to pay these notes in full.

The cash position of the Company will remain uncertain for the remainder of 2010. However, the Company will continue to address the immediate needs for cash and liquidity through an aggressive approach on a number of fronts. Fiscal practices have been strictly enforced which restricts all material purchases to service on-going work only. Management will continue adhering to these policies for the foreseeable future.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. The PIPE Investors did not exercise any options during the second quarter of 2010. As of June 30, 2010, total principal outstanding to the PIPE Investors was approximately $731,258.

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

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009.

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

Total revenues increased by $52,846, or 7.6%, from $693,476 during the second Quarter of 2009 (the “2009 Quarter”) to $746,322 during the second Quarter of 2010 (the “2010 Quarter”).

Revenues realized from commercial contracts increased by $48,964, or 7.1%, from $685,730 in the 2009 Quarter to $734,694 in the 2010 Quarter. This increase was primarily the result of Mimotopes receiving a large Pepset order that resulted in revenues of approximately $124,000 during the 2010 Quarter. Also, Mimotopes receiving several large Custom Peptide orders in the first and second quarters of 2010. These custom contracts totaled approximately $76,000. In addition, the 2009 quarter included a one-time outsourced project for approximately $22,000. These increases were offset by a general decrease in Pepset orders throughout the European Union.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased by $39,176, or 8.0%, from $489,307 in the 2009 Quarter to $528,483 in the 2010 Quarter. The total cost of services as a percentage of revenue remained relatively flat at 70.8% and 70.6% for the 2010 Quarter and 2009 Quarter, respectively.

Direct materials increased by $61,397, or 37.6%, from $163,418 in the 2009 Quarter to $224,815 in the 2010 Quarter. The cost of direct materials as a percentage of revenue increased from 23.6% during the 2009 Quarter to 30.1% during the 2010 Quarter. This increase is primarily the result of material obtained relating to the large volume of Pepset orders and large volume of Anti-Sera orders in the 2010 Quarter. The 2009 quarter did not include any revenue from Anti-Sera projects.

Direct labor increased by $5,414, or 3.1%, from $176,523 in the 2009 Quarter to $181,937 in the 2010 Quarter. The cost of direct labor as a percentage of revenue remained relatively flat at 24.4% and 25.5% for the 2010 Quarter and 2009 Quarter, respectively. This increase correlates to the increases in the related revenue accounts.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $27,635, or 18.5%, from $149,366 in the 2009 Quarter to $121,731 in the 2010 Quarter. The cost of overhead as a percentage of revenue decreased from 21.5% in the 2009 Quarter to 16.3% in the 2010 Quarter. This decrease is primarily a result of decreases in business insurance expense of $19,000, decreases in janitorial service expense of $3,000, and decreases in waste removal expense of $7,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation.

Total SGA costs decreased by $73,343, or 9.9%, from $742,756 in the 2009 Quarter to $669,413 in the 2010 Quarter. The cost of SGA as a percentage of revenue decreased from 107.1% in the 2009 Quarter to 89.7% in the 2010 Quarter.

Total selling and marketing costs decreased by $30,861, or 43.4%, from $71,141 in the 2009 Quarter to $40,280 in the 2010 Quarter. This decrease is primarily due to the reorganization of the sales and marketing team.

Total general and administrative expenses decreased by $42,482, or 6.3%, from $671,615 in the 2009 Quarter to $629,133 in the 2010 Quarter. This decrease was primarily a result of decreases in stock based compensation of $39,000, travel costs of $10,000 and accounting and legal costs of $145,000. These decreases were partially offset by increases in depreciation expense of $40,000, increases in salaries and wages of $58,000, rental expense of $25,000, consulting expenses of $30,000 and a one-time adjustment to bad debt expense of $16,000. The decrease in accounting and legal expenses was primarily a result of one-time costs associated with the sale of CBI Services and FIL in 2009. The decrease in stock based compensation resulted from no restricted stock amortization and a reduced value placed on options for calculating stock option expense in the 2010 Quarter. The increase in depreciation expense is the result of depreciation expense for the Richmond, Virginia lab and office space being allocated to overhead accounts of CBI Services and FIL for the 2009 quarter. For the 2010 Quarter, these expenses were charged to corporate administrative costs. The increase in consulting expense is primarily the result of a consultant being hired to serve as the Company’s Principal Financial Officer in late 2009.

Other Income (Expenses)

Rental income increased $160,106, or 278.8% from $57,426 during the 2009 Quarter to $217,531 in the 2010 Quarter. This increase is primarily the result of the lease of the Richmond, VA office and laboratory space to Bostwick Laboratories which produced rental income of approximately $148,000 for the quarter ending June 30, 2010. This lease commenced in November 2009. In addition, Mimotopes leases excess lab and warehouse space. One of these tenants increased the amount of space leased which increased the monthly rental income by approximately $14,000 per month during the second quarter of 2010 as compared to the second quarter of 2009.

Interest expense decreased by $172,364, or 78.1%, from $220,620 in the 2009 Quarter to $48,256 in the 2010 Quarter. This decrease is primarily the result of a decrease in debt amortization included in interest expense. These costs were fully amortized during 2009 resulting in no impact on interest expense for the 2010 Quarter. Interest expense for the 2009 Quarter includes debt amortization of $171,000.

Realized losses decreased by $122,830, or 98.3%, from a loss of $124,976 in the 2009 Quarter to a loss of $2,146 in the 2010 Quarter. These losses included the foreign exchange impact of Mimotopes receiving payment from customers and making payment to vendors in currency other than Australian Dollars. These transactions resulted in a net loss of $2,146 for the 2010 Quarter and a net loss of $10,321 for the 2009 Quarter. In addition, the 2009 Quarter includes a loss on the sale of investments of approximately $115,000.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009.

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

Total revenues increased by $240,634, or 18.1%, from $1,330,788 during the six months ended June 30, 2009 (the “2009 Period”) to $1,571,422 during the six months ended June 30, 2010 (the “2010 Period”).

Revenues realized from commercial contracts increased by $233,848, or 17.8%, from $1,314,528 in the 2009 Period to $1,548,376 in the 2010 Period. This increase was primarily the result of Mimotopes receiving two large pepset contracts in late 2009. The gross amount of these contracts is approximately $438,000. In addition, Mimotopes received a large Pepset order that resulted in revenues of approximately $124,000 and several large Custom Peptide orders of approximately $76,000 during the 2010 Period. In addition, the 2009 quarter included a one-time outsourced project for approximately $22,000. These increases were offset by a general decrease in Pepset orders throughout the European Union.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased by $108,117, or 11.3%, from $954,852 in the 2009 Period to $1,062,969 in the 2010 Period. Cost of services as a percentage of revenue decreased from 71.8% in the 2009 Period to 67.8% in the 2010 Period.

Direct materials increased by $101,926, or 31.5%, from $323,602 in the 2009 Period to $425,528 in the 2010 Period. The cost of direct materials as a percentage of revenue increased from 24.3% for the 2009 Period to 27.1% for the 2010 Period. This increase is primarily the result of material obtained relating to the large volume of Pepset orders and large volume of Anti-Sera orders in the 2010 Period. The 2009 Period did not include any revenue from Anti-Sera projects.

Direct labor increased by $46,711, or 14.4%, from $323,349 in the 2009 Period to $370,060 in the 2010 Period. The cost of direct labor as a percentage of revenue remained relatively flat at 23.5% and 24.3% for the 2010 Period and 2009 Period, respectively.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $40,520, or 13.2%, from $307,901 in the 2009 Period to $267,381 in the 2010 Period. The cost of overhead as a percentage of revenue decreased from 23.1% in the 2009 Period to 17.0% in the 2010 Period. This decrease is primarily a result of decreases in vacation expense of $8,000, decreases in waste removal costs of $6,000, decreases in rental costs allocated to overhead of $18,000 and decreases in lease costs allocated to overhead of $7,000. These decreases are a direct result of plans implemented by management in 2009 to control and reduce operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation.

Total SGA costs increased by $16,085, or 1.1%, from $1,432,060 in the 2009 Period to $1,448,145 in the 2010 Period. The cost of SGA as a percentage of revenue decreased from 107.6% in the 2009 Period to 92.2% in the 2010 Period.

Total selling and marketing costs decreased by $56,143, or 36.7%, from $152,847 in the 2009 Period to $96,705 in the 2010 Period. This decrease is primarily due to the reorganization of the sales and marketing team.

Total general and administrative expenses increased by $72,227, or 5.6%, from $1,279,213 in the 2009 Period to $1,351,440 in the 2010 Period. This increase was primarily a result of increases in salaries and wages of $106,000, business insurance costs of $40,000, business insurance of $39,000, depreciation expense of $83,000, lease costs of $26,000, electricity costs of $9,000 courier costs of $23,000 and consulting costs of $57,000. In addition, the 2010 period included a one-time adjustment to bad debt expense of approximately $16,000. These increases were partially offset by decreases in equipment maintenance costs of $15,000, vacation expense of $5,000, stock based compensation of $132,000 and accounting and legal costs of $180,000. The decrease in stock based compensation resulted from no restricted stock amortization and a reduced value placed on options for calculating stock option expense in the 2010 Period. The increase in depreciation expense is the result of depreciation expense for the Richmond, Virginia lab and office space being allocated to overhead accounts of CBI Services and FIL for the 2009 quarter. For the 2010 Quarter, these expenses were charged to corporate administrative costs. The increase in consulting expense is primarily the result of a consultant being hired to serve as the Company’s Principal Financial Officer in late 2009. As with depreciation, a portion of business insurance was allocated to CBI Services and FIL during the 2009 Period

Other Income (Expenses)

Rental income increased $340,517, or 342.5% from $99,407 during the 2009 Period to $439,924 in the 2010 Period. This increase is primarily the result of the lease of the Richmond, VA office and laboratory space to Bostwick

Laboratories which produced rental income of approximately $315,706 for the Period ending June 30, 2010. This lease commenced in November 2009. In addition, Mimotopes leases excess lab and warehouse space. One of these tenants increased the amount of space leased which increased the monthly rental income by approximately $14,000 per month during the 2010 Period as compared to the 2009 Period.

Interest expense decreased by $298,093, or 72.5%, from $411,414 in the 2009 Period to $113,321 in the 2010 Period. This decrease is primarily the result of a decrease in debt amortization included in interest expense. These costs were fully amortized during 2009 resulting in no impact on interest expense for the 2010 Period. Interest expense for 2009 includes debt amortization of $341,000. In addition, interest on the mortgage was allocated to CBI Services and FIL during the 2009 Period.

Realized losses decreased $232,265, or 120.0%, from a loss of $193,475 in the 2009 Period to a gain of $38,790 in the 2010 Period. These gains include the foreign exchange impact of Mimotopes receiving payment from customers and making payment to vendors in currency other than Australian Dollars. These transactions resulted in a gain of $38,324 in the 2010 Period compared to a loss of $3,654 in the 2009 Period. In addition, the 2009 Period included a loss of approximately $115,000 on the sale of investments.

Discontinued Operations

At the 2009 Annual Meeting of Shareholders, approval was made to sell the assets of CBI’s FIL and CBI Services Divisions. The sale of these assets to Bostwick was completed in November 2009. As of November 2, 2009, the Company has deconsolidated the operations of these divisions and recorded a loss related to the remaining net investment as a discontinued operation. The income from operating these divisions during the three and six month periods ending June 30, 2009 Period has been reclassified to discontinued operations in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total losses for the Company were $218,716 and $557,105 for the quarters ended June 30, 2010 and 2009, respectively. For the quarters ended June 30, 2010 and 2009, losses from continuing operations were $218,716 and $656,419, respectively. Income from discontinued operations was $0 and $99,314 for the quarters ended June 30, 2010 and 2009, respectively.

Total losses for the Company were $473,329 and $1,372,208 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, losses from continuing operations were $473,329 and $1,392,708, respectively. Income from discontinued operations was $0 and $20,500 for the six months ended June 30, 2010 and 2009, respectively.

The Company generated negative cash flows for the six months ended June 30, 2010 of $270,393, as compared to positive cash flows of $116,702 for the six months ended June 30, 2009. Net working capital as of June 30, 2010 and December 31, 2009 was ($2,460,961) and ($2,650,756), respectively.

The 2010 Period reflects cash used in operating activities of $109,328 as compared to cash provided by operating activities of $16,165 during the 2009 Period. The decrease over the prior period was primarily a result of the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices during the 2010 period and realized losses on investments during the 2009 period. Cash provided by investing activities for the 2010 Period was $0 in comparison to cash provided by investing activities of $64,465 in the 2009 Period. The Company did not engage in any investing activities during the first six months of 2010. Cash used in financing activities for the 2010 Period was $140,505 as compared to cash provided by financing activities of $35,076 in the 2009 Period. This decrease is primarily a result of cash received from the issuance of common stock in the 2009 period of $172,613 as compared to $1,000 in the 2010 period.

The convertible notes due the PIPE Investors and Fornova have matured and are currently past due. The Company does not believe it will be able to satisfy these obligations through the issuance of Common Stock. The Company is currently evaluating other alternatives that will allow it to pay these notes in full.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. The PIPE Investors did not exercise any options during the second quarter of 2010. As of June 30, 2010, total principal outstanding to the PIPE Investors was approximately $731,258.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2010 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

In September 2010, the Company received a notice of default regarding the convertible notes due to the PIPE Investors. In October 2010, funds held in escrow in the amount of $200,000 were distributed to the PIPE Investors and applied by the Company to the principal amount outstanding.

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