Form 10-Q
period 2010-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2010-11-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, 9,906,338 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$292,238	$692,092
Investments	527	589
Accounts receivable	503,337	634,604
Other current assets	5,862	3,563

Total current assets	801,964	1,330,848

Property and Equipment, net	5,466,434	5,661,225

Other Assets
Restricted cash	306,018	298,359

Total other assets	306,018	298,359

Total Assets	$6,574,416	$7,290,432

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,055,797	$1,107,819
Current maturities of long term debt	1,523,758	1,983,478
Other current liabilities	418,846	219,111
Accrued payroll liabilities	339,760	493,681
Interest payable	210,022	177,515

Total current liabilities	3,548,183	3,981,604

Long-term deposit	144,873	144,873
Long-term debt less current maturities	2,235,897	2,454,693

Total long-term liabilities	2,380,770	2,599,566

Total Liabilities	5,928,953	6,581,170

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized – none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; September 30, 2010 – 9,906,338 shares December 31, 2009 – 8,791,712 shares issued and outstanding	—	—
Additional paid-in-capital	26,119,191	25,555,878
Other comprehensive income	604,493	520,191
Accumulated deficit	(26,078,221)	(25,366,807)

Total stockholders’ equity	645,463	709,262

Total Liabilities and Stockholders’ Equity	$6,574,416	$7,290,432

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues
Commercial contracts	$668,068	$675,913	$2,216,444	$1,990,441
Other revenue	10,087	8,264	33,133	24,586

Total revenues	678,155	684,177	2,249,577	2,015,027

Cost of services
Direct materials	189,687	175,457	615,215	499,059
Direct labor	179,254	191,243	549,314	514,592
Overhead	117,838	153,615	385,219	457,541

Total cost of services	486,779	520,315	1,549,748	1,471,192

Gross profit	191,376	163,862	699,829	543,835

Selling, general and administrative	574,231	890,964	2,022,376	2,327,000

Operating loss	(382,855)	(727,102)	(1,322,547)	(1,783,165)

Other income (expense)
Realized gains (losses)	(13,910)	(8,044)	24,880	(201,519)
Interest expense	(59,587)	(16,279)	(172,908)	(427,843)
Rental income	225,080	75,306	665,004	165,033
Other income (expense)	(6,813)	—	94,157	178,669

Total other income (expense)	144,770	50,983	611,133	(285,660)

Loss from continuing operations	(238,085)	(676,119)	(711,414)	(2,068,825)
Income from discontinued operations	—	42,915	—	63,413

Net loss	$(238,085)	$(633,204)	$(711,414)	$(2,005,412)

Basic and diluted loss per common share from continued operations	$(0.02)	$(0.09)	$(0.07)	$(0.29)

Basic and diluted loss per common share from discontinued operation	$—	$0.01	$—	$0.01

Basic and diluted loss per common share after discontinued operation	$(0.02)	$(0.08)	$(0.07)	$(0.28)

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(711,414)	$(2,005,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313,631	752,183
Unrealized loss on interest rate swap agreement	—	(121,161)
Stock-based compensation	6,000	198,550
Expenses satisfied with the issuance of stock	93,952	—
Realized loss on investments	—	286,282
Changes in:
Accounts receivable	163,867	473,436
Prepaid expenses and inventory	(2,219)	25,052
Accounts payable and other current liabilities	(48,020)	357,057

Net cash used in operating activities	(184,203)	(34,013)

Cash flows from investing activities:
Proceeds from the sale of investments	—	64,381

Net cash provided by investing activities	—	64,381

Cash flows from financing activities:
Principal payments on long term debt	(216,142)	(59,390)
Issuance of common stock	1,000	173,422
Change in restricted cash	—	(1,246)

Net cash provided by (used in) financing activities	(215,142)	112,786

Effects of exchange rates	(509)	(66,155)

Net increase (decrease) in cash and cash equivalents	(399,854)	76,999
Cash and cash equivalents, beginning of period	692,092	243,751

Cash and cash equivalents, end of period	$292,238	$320,750

Supplemental disclosure of cash flow information
Cash payments for interest	$105,684	$230,786
Non-cash investing and financing activities
Debt reduction through issuance of stock	$462,361	$508,880

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

Losses for the Company were $238,085 and $633,204 for the quarters ended September 30, 2010 and 2009, respectively. For the quarters ended September 30, 2010 and 2009, losses from continuing operations were $238,085 and $676,119, respectively. Income from discontinued operations was $0 and $42,915 for the quarters ended September 30, 2010 and 2009, respectively.

Total losses for the Company for the nine months ended September 30, 2010 and 2009 were $711,414 and $2,005,412, respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2010 and 2009, losses from continuing operations were $711,414 and $2,068,825, respectively. Income from discontinued operations was $0 and $63,413 for the nine months ended September 30, 2010 and 2009, respectively.

The Company generated negative cash flows for the nine months ended September 30, 2010 of $399,854, as compared to positive cash flows of $76,999 for the nine months ended September 30, 2009. Net working capital as of September 30, 2010 and December 31, 2009 was ($2,746,219) and ($2,650,756), respectively.

The 2010 Period reflects cash used in operating activities of $184,203 as compared to cash used in operating activities of $34,013 during the 2009 Period. The decrease over the prior period was primarily a result of the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices during the 2010 period and realized losses on investments during the 2009 period. Cash provided by investing activities for the 2010 Period was $0 in comparison to cash provided by investing activities of $64,381 in the 2009 Period. The Company did not engage in any investing activities during the first nine months of 2010. Cash used in financing activities for the 2010 Period was $215,142 as compared to cash provided by financing activities of $112,786 in the 2009 Period. This decrease is primarily a result of cash received from the issuance of common stock in the 2009 period of $172,613 as compared to $1,000 in the 2010 period and increased principal payments on long term debt during the 2010 period.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. The PIPE Investors did not exercise any options during the second or third quarters of 2010. As of September 30, 2010, total principal outstanding to the PIPE Investors was approximately $731,258.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

The Company was formed on September 30, 1992, for the purpose of providing specialized analytical laboratory services for the life scientist. The Company matured, it re-focused its core business activities and provided integrated contract research support in four principal areas; bio-defense; laboratory support services for on-going clinical trials; comprehensive contract projects in the private sector; and through its FIL division, for paternity testing, forensic case-work analysis and Convicted Offender Data Base Index System work. During 2007, the Company acquired Mimotopes which has developed a number of proprietary and patented technologies and is an industry leader in the synthesis of research grade peptides.

The sale of the assets of CBI’s FIL and CBI Services divisions was approved at the 2009 Annual Meeting of Shareholders. These operations were discontinued in November 2009. Results of operations for these two divisions are included as discontinued operations in the statement of operations for the quarter and year-to-date periods ended September 30, 2009.

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

Restricted Cash

Restricted cash in CBI represents amounts held in escrow as required under the terms of the Convertible Note due to the PIPE Investors. This money will be used to pay down the debt or, if the note is converted to Common Stock, returned to the Company. The total amount held in escrow at September 30, 2010 and December 31, 2009 was $200,000. Interest income earned on restricted cash is recorded in other interest income.

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of September 30, 2010 and December 31, 2009 was $106,018 and $98,359, respectively. Interest income earned on restricted cash is recorded in other interest income.

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

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 9,906,338 and 8,127,919 for the three months ended September 30, 2010 and 2009, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 9,849,785 and 7,247,807 for the nine months ended September 30, 2010 and 2009, respectively. (see Note 4).

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

Reclassifications

Certain reclassifications were made to the consolidated financial statements for the quarter and nine months ended September 30, 2009 to conform to the presentation for the quarter and nine months ended September 30, 2010.

NOTE 3. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine month periods ended September 30, 2010 included compensation expense for stock-based awards granted prior to, but not yet exercised as of December 31, 2009, based on the fair value on the grant date.

Stock-based compensation expense related to employee stock options recognized under ASC 718 for the three months ended September 30, 2010 and 2009 was approximately $0 and $17,100, respectively, and for the nine months ended September 30, 2010 and 2009 was approximately $6,000 and $51,300, respectively. As of September 30, 2010, total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and nine month periods ended September 30, 2010 was $0. During the three and nine month periods ended September 30, 2010, the Company did not receive cash from the exercise of stock awards.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718:

	For the Three Months Ended September 30,
	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Options and warrants outstanding beginning of quarter	517,092	$4.45	848,936	$5.02
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(84,080)	4.30	(91,847)	9.90

Options and warrants outstanding end of quarter	433,012	$4.48	757,089	$4.43

Options and warrants exercisable end of quarter	433,012	$4.48	737,059	$4.47

Weighted-average fair value per option and warrants granted during the quarter		$—		$—

	For the Nine Months Ended September 30,
	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price
Options and warrants outstanding beginning of period	757,089	$4.43	828,936	$5.27
Granted	10,000	0.50	20,000	0.36
Exercised	—	—	—	—
Expired	(334,077)	4.26	(91,847)	9.90

Options and warrants outstanding end of period	433,012	$4.48	757,089	$4.43

Options and warrants exercisable end of period	433,012	$4.48	737,059	$4.47

Weighted-average fair value per option and warrants granted during the period		$0.48		$0.36

The assumptions used to determine the weighted average fair value per option are as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2010	2009	2010	2009
Assumptions:
Expected volatility	—	—	122.24%	311.11%
Expected annual dividend yield	—	—	0.00%	0.00%
Risk free rate of return	—	—	2.65%	3.31%
Expected option term (years)	—	—	10	10

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

	Three Months Ended
	Setember 30,
	2010	2009
Basic and diluted loss per share:
Loss from continuing operations	$(238,085)	$(676,119)
Income from discontinued operations	—	42,915

Net loss	$(238,085)	$(633,204)

Basic and diluted loss per common share from continued operations	$(0.02)	$(0.09)

Basic and diluted income (loss) per common share from discontinued operations	$—	$0.01

Basic and diluted loss per common share after discontinued operations	$(0.02)	$(0.08)

Weighted averages share outstanding	9,906,338	8,127,919

	Nine Months Ended
	Setember 30,
	2010	2009
Basic and diluted loss per share:
Loss from continuing operations	$(711,414)	$(2,068,825)
Income from discontinued operations	—	63,413

Net loss	$(711,414)	$(2,005,412)

Basic and diluted loss per common share from continued operations	$(0.07)	$(0.29)

Basic and diluted income (loss) per common share from discontinued operations	$—	$0.01

Basic and diluted loss per common share after discontinued operations	$(0.07)	$(0.28)

Weighted averages share outstanding	9,849,785	7,247,807

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss, net of tax, for the three and nine month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Loss	$(238,085)	$(633,204)	$(711,414)	$(2,005,412)
Unrealized Gain on Investments	—	—	—	252,409
FX Adjustments	168,155	439,019	84,302	851,868

Total Comprehensive Income (Loss)	$(69,930)	$(194,185)	$(627,112)	$(901,135)

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

As of September 30, 2010 the outstanding principal balance on the note was $731,258.

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

During the nine months ended September 30, 2010, the Company received notices of conversion for $462,361 in principal and $34,452 in interest resulting in the issuance of 993,626 shares of common stock.

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

This note matured on December 31, 2009.

Mortgage with Financial Institution

The Company’s mortgage payable requires meeting certain financial covenants in upcoming periods prior to the scheduled maturity in December 2012. These restrictive covenants require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratios. At September 30, 2010, the Company was in violation of covenants; however, the Company was granted a waiver of the covenants by the bank through December 31, 2010.

This loan is classified in the consolidated balance sheet at September 30, 2010 as follows:

Current maturities of long term debt	$292,500
Long term debt less current maturities	2,235,897

$2,528,397

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

Coincident with the transaction, CBI entered into a) an Ancillary Agreement with VPL to provide a $1 million put option from CBI to VPL and a $3 million call option from VPL to CBI both at a 10% discount to market with a three year expiration date, b) a Voting Lock Up Agreement to require VPL to vote in favor of all matters brought before the shareholders for a period of six months and to escrow its acquired shares for eighteen months, c) a Registration Rights Agreement to be effective after twenty-four months, and d) a Joint Venture (JV) agreement to establish an unincorporated JV which provides CBI access on a preferred basis to the extensive, low cost capabilities of VPL in China. No expenses were incurred during the nine months ended September 30, 2010 and 2009. No revenues have been generated relating to this joint venture.

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

The components of income from the discontinued operations are follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$—	$1,271,183	$—	$3,907,830
Cost of services	—	1,029,956	—	3,252,934

Gross profit	—	241,227	—	654,896
Sales, general and administrative	—	121,223	—	360,785

Operating loss	—	120,004	—	294,111
Interest expense	—	77,089	—	230,698

Income from operating discontinued operations	$—	$42,915	$—	$63,413

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

Summary financial statements for Mimotopes on a stand-alone basis are as follows:

	September 30, 2010	December 31, 2009
Assets
Cash	$177,108	$137,432
Accounts Receivable	453,044	464,851
Other Assets	1,109	1,029

Total Current Assets	631,261	603,312

Property, Plant and Equipment	1,651,309	1,710,679

Restricted Cash	106,019	98,359

Total Assets	$2,388,589	$2,412,350

Liabilities
Accounts Payable	$448,966	$486,596
Payroll Liabilities	236,709	225,022
Other Current Liabilities	339,910	131,070
Due to CBI	556,383	580,253

Total Current Liabilities	$1,581,968	$1,422,941

Stockholders’ Equity
Additional Paid-in-capital	$4,980,658	$4,980,658
Other Comprehensive Income	695,924	653,778
Accumulated Deficit	(4,869,961)	(4,645,027)

Total Stockholders’ Equity	806,621	989,409

Total Liabilities and Stockholders Equity	$2,388,589	$2,412,350

Mimotopes

Condensed Statements of Operations

	For the Quarter Ending		For the Nine Month Period Ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues	$665,232	$684,178	$2,236,954	$2,015,028
Cost of Services	486,313	520,315	1,549,748	1,471,192

Gross Profit	178,919	163,863	687,206	543,836
Sales, General and Administrative Expenses	384,860	448,327	1,245,704	1,065,800

Operating Loss	(205,941)	(284,464)	(558,498)	(521,964)
Rental Income	72,313	75,306	204,425	342,372
Other Income (Expense)	(13,675)	(17,650)	129,139	(20,127)

Net Loss	$(147,303)	$(226,808)	$(224,934)	$(199,719)

The following Parent Company Only financial statements reflect the financial position and results of operations for CBI on a stand-alone basis.

CBI

Condensed Balance Sheets

	September 30, 2010	December 31, 2009
Assets
Cash	$115,130	$554,660
Accounts Receivable	50,293	169,753
Due from Mimotopes	647,814	713,837
Other Assets	5,280	3,123

Total Current Assets	818,517	1,441,373

Property, Plant and Equipment	3,815,125	3,950,546

Restricted Cash	200,000	200,000
Investment in Mimotopes	4,980,658	4,980,658

Total Other Assets	5,180,658	5,180,658

Total Assets	$9,814,300	$10,572,577

Liabilities
Accounts Payable	$606,830	$621,224
Payroll Liabilities	103,053	268,659
Current Maturities of Debt	1,523,758	1,979,280
Other Current Liabilities	288,958	269,750

Total Current Liabilities	$2,522,599	$3,138,913

Long Tern Deposit	144,873	144,873
Long Term Debt	2,235,897	2,454,693

Total Long Term Liabilities	2,380,770	2,599,566

Total Liabilities	$4,903,369	$5,738,479

Stockholders’ Equity
Additional Paid-in-capital	$26,119,191	$25,555,878
Other Comprehensive Income	—	—
Accumulated Deficit	(21,208,260)	(20,721,780)

Total Stockholders Equity	4,910,931	4,834,098

Total Liabilities and Stockholders’ Equity	$9,814,300	$10,572,577

CBI

Condensed Statements of Operations

	For the Quarter Ending		For the Nine Month Period Ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues	$—	$—	$—	$—
Cost of Services	—	—	—	—

Gross Profit	—	—	—	—
Sales, General and Administrative Expenses	188,690	442,637	776,672	1,261,199

Operating Loss	(188,690)	(442,637)	(776,672)	(1,261,199)
Rental Income	144,873	—	460,579	—
Other Expense	(46,707)	(6,673)	(170,388)	(607,908)

Net Loss	$(90,524)	$(449,310)	$(486,481)	$(1,869,107)

NOTE 12. SUBSEQUENT EVENT – SALE OF BUILDING

The Company is currently negotiating the sale of land, office and laboratory space located at 601 Biotech Drive, Richmond, VA 23235.

This asset is included in Property and Equipment, net, on the Condensed Consolidated Balance Sheets as follows:

	September 30, 2010	December 31, 2009
Land	$403,919	$403,919
Building	5,230,369	5,221,112
Accumulated Depreciation	(1,825,082)	(1,697,919)

	$3,809,206	$3,927,112

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

In 2009, CBI also provided services through CBI Services and Fairfax Identity Labs (“FIL”), two divisions that were sold to Bostwick Laboratories effective November 2, 2009. The results of operating these two divisions are shown as discontinued operations in the Consolidated Statement of Operations for the three and six-month periods ended September 30, 2010.

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

In March 2008, CBI entered into a Joint Venture with Beijing based Venturepharm Laboratories, Inc. As of September 30, 2010, no revenues have been generated from this joint venture.

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

Losses for the Company were $238,085 and $633,204 for the quarters ended September 30, 2010 and 2009, respectively. For the quarter’s ended September 30, 2010 and 2009, losses from continuing operations were $238,085 and $676,119, respectively. Income from discontinued operations was $0 and $42,915 for the quarters ended September 30, 2010 and 2009, respectively.

Total losses for the Company for the nine months ended September 30, 2010 and 2009 were $711,414 and $2,005,412, respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2010 and 2009, losses from continuing operations were $711,414 and $2,068,825, respectively. Income from discontinued operations was $0 and $63,413 for the nine months ended September 30 2010 and 2009, respectively.

The Company generated negative cash flows for the nine months ended September 30, 2010 of $399,854, as compared to positive cash flows of $76,999 for the nine months ended September 30, 2009. Net working capital as of September 30, 2010 and December 31, 2009 was ($2,746,219) and ($2,650,756), respectively.

The 2010 Period reflects cash used in operating activities of $184,203 as compared to cash used in operating activities of $34,013 during the 2009 Period. The decrease over the prior period was primarily a result of the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices during the 2010 period and realized losses on investments during the 2009 period. Cash provided by investing activities for the 2010 Period was $0 in comparison to cash provided by investing activities of $64,381 in the 2009 Period. The Company did not engage in any investing activities during the first nine months of 2010. Cash used in financing activities for the 2010 Period was $215,142 as compared to cash provided by financing activities of $112,786 in the 2009 Period. This decrease is primarily a result of cash received from the issuance of common stock in the 2009 period of $172,613 as compared to $1,000 in the 2010 period and increased principal payments on long term debt during the 2010 period.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. The PIPE Investors did not exercise any options during the second or third quarters of 2010. As of September 30, 2010, total principal outstanding to the PIPE Investors was approximately $731,258.

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

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009.

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

Total revenues remained relatively flat at $678,155 during the third Quarter of 2010 (the “2010 Quarter”) as compared to $684,177 during the third Quarter of 2009 (the “2009 Quarter”).

Revenues realized from commercial contracts remained relatively flat at $668,068 during the 2010 Quarter as compared to $675,913 during the 2009 Quarter. The receipt of a large Pepset order and several large Custom Peptide orders in the first and second quarters of 2010 had minimal impact on the third quarter of 2010.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services decreased by $33,536, or 6.4%, from $520,315 in the 2009 Quarter to $486,779 in the 2010 Quarter. The total cost of services as a percentage of revenue decreased from 76.0% in the 2009 Quarter to 71.8% in the 2010 Quarter.

Direct materials increased by $14,230, or 8.1%, from $175,457 in the 2009 Quarter to $189,687 in the 2010 Quarter. The cost of direct materials as a percentage of revenue increased from 25.6% during the 2009 Quarter to 28.0% during the 2010 Quarter. This increase is primarily the result of a general increase in the price of materials in the 2010 Quarter as compared to the 2009 Quarter.

Direct labor decreased by $11,989, or 6.3%, from $191,243 in the 2009 Quarter to $179,254 in the 2010 Quarter. The cost of direct labor as a percentage of revenue remained relatively flat at 26.4% and 28.0% for the 2010 Quarter and 2009 Quarter, respectively. This decrease correlates to the decreases in the related revenue accounts.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $35,777, or 23.3%, from $153,615 in the 2009 Quarter to $117,838 in the 2010 Quarter. The cost of overhead as a percentage of revenue decreased from 22.5% in the 2009 Quarter to 17.4% in the 2010 Quarter. This decrease is primarily a result of decreases in business insurance expense of $7,000, decreases in pension costs of $9,000, decrease in rental costs allocated to overhead of $21,000 and decreases in lease costs of $9,000, These decreases were partially offset by increases in waste disposal of $8,000 and gas costs of $3,600.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation.

Total SGA costs decreased by $316,733, or 35.5%, from $890,964 in the 2009 Quarter to $574,231 in the 2010 Quarter. The cost of SGA as a percentage of revenue decreased from 130.2% in the 2009 Quarter to 84.7% in the 2010 Quarter.

Total selling and marketing costs increased by $10,149, or 14.6%, from $69,372 in the 2009 Quarter to $79,521 in the 2010 Quarter. This increase is primarily a result of increases in compensation and benefits of $20,000 partially offset by decreases in advertising and trade show costs of $10,000.

Total general and administrative expenses decreased by $326,882, or 39.8%, from $821,592 in the 2009 Quarter to $494,710 in the 2010 Quarter. This decrease was primarily a result of decreases in salaries and benefits of $40,000 stock based compensation of $42,000, travel costs of $12,000, decrease in NASDAQ fees of $27,000, consulting fees of $42,000 and accounting and legal costs of $183,000. These decreases were partially offset by increases in depreciation expense of $40,000. The decrease in accounting and legal expenses was primarily a result of one-time costs associated with the sale of CBI Services and FIL in 2009. The decrease in stock based compensation resulted from no restricted stock amortization and a reduced value placed on options for calculating stock option expense in the 2010 Quarter. The increase in depreciation expense is the result of depreciation expense for the Richmond, Virginia lab and office space being allocated to overhead accounts of CBI Services and FIL for the 2009 quarter. For the 2010 Quarter, these expenses were charged to corporate administrative costs. The Company was delisted from NASDAQ in January 2010. Consequently, no NASDQ fees were incurred during the third quarter of 2010.

Other Income (Expenses)

Rental income increased $149,774, or 198.9% from $75,306 during the 2009 Quarter to $225,080 in the 2010 Quarter. This increase is primarily the result of the lease of the Richmond, VA office and laboratory space to Bostwick Laboratories which produced rental income of approximately $145,000 for the quarter ending September 30, 2010. This lease commenced in November 2009

Interest expense increased by $43,308, or 266.0%, from $16,279 in the 2009 Quarter to $59,587 in the 2010 Quarter. This increase is primarily the result of interest on the Company’s mortgage being included in income from discontinued operations in the 2009 quarter.

Realized losses increased by $5,866, or 72.9%, from a loss of $8,044 in the 2009 Quarter to a loss of $13,910 in the 2010 Quarter. These losses are the foreign exchange impact of Mimotopes receiving payment from customers and making payment to vendors in currency other than Australian Dollars.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009.

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

Total revenues increased by $234,550, or 11.6%, from $2,015,027 during the nine months ended September 30, 2009 (the “2009 Period”) to $2,249,577 during the nine months ended September 30, 2010 (the “2010 Period”).

Revenues realized from commercial contracts increased by $226,003, or 11.4%, from $1,990,441 in the 2009 Period to $2,216,444 in the 2010 Period. This increase was primarily the result of Mimotopes receiving two large Pepset contracts in late 2009. The gross amount of these contracts is approximately $438,000. In addition, Mimotopes received a large Pepset order that resulted in revenues of approximately $124,000 and several large Custom Peptide orders of approximately $76,000 during the 2010 Period. In addition, the 2009 quarter included a one-time outsourced project for approximately $22,000. These increases were offset by decreases in Synphase revenue of approximately $97,000, Anti Sera revenue of approximately $16,000 and Biorganic Chemistry Revenue of approximately $163,000.

Cost of Services

Cost of services consists primarily of costs associated with direct materials, direct labor and overhead. Cost of services increased by $78,556, or 5.3%, from $1,471,192 in the 2009 Period to $1,549,748 in the 2010 Period. Cost of services as a percentage of revenue decreased from 73.0% in the 2009 Period to 68.9% in the 2010 Period.

Direct materials increased by $116,156, or 23.3%, from $499,059 in the 2009 Period to $615,215 in the 2010 Period. The cost of direct materials as a percentage of revenue increased from 24.8% for the 2009 Period to 27.3% for the 2010 Period. This increase is primarily the result of material obtained relating to the large volume of Pepset orders in the 2010 Period.

Direct labor increased by $34,722, or 6.7%, from $514,592 in the 2009 Period to $549,314 in the 2010 Period. The cost of direct labor as a percentage of revenue remained relatively flat at 24.4% and 25.5% for the 2010 Period and 2009 Period, respectively.

Overhead represents costs such as indirect labor, depreciation, freight charges, repairs and miscellaneous supplies indirectly related to a particular project. Overhead decreased by $72,322, or 15.8%, from $457,541 in the 2009 Period to $385,219 in the 2010 Period. The cost of overhead as a percentage of revenue decreased from 22.7% in the 2009 Period to 17.1% in the 2010 Period. This decrease is primarily a result of decreases in pension expense of $11,000, decreases in business insurance of $15,000, decreases in rental costs allocated to overhead of $39,000 and decreases in lease costs allocated to overhead of $15,000. These decreases are a direct result of plans implemented by management in 2009 to control and reduce operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) consist primarily of compensation and related costs for administrative, marketing and sales personnel, facility expenditures, professional fees, consulting, taxes, and depreciation.

Total SGA costs decreased by $304,624, or 13.1%, from $2,327,000 in the 2009 Period to $2,022,376 in the 2010 Period. The cost of SGA as a percentage of revenue decreased from 115.5% in the 2009 Period to 89.9% in the 2010 Period.

Total selling and marketing costs decreased by $43,917, or 19.8%, from $222,220 in the 2009 Period to $178,303 in the 2010 Period. This decrease is primarily due to the reorganization of the sales and marketing team.

Total general and administrative expenses decreased by $260,707, or 12.4%, from $2,104,780 in the 2009 Period to $1,844,073 in the 2010 Period. This decrease was primarily a result of decreases in accounting and legal costs of $365,000, stock based compensation of $123,000, travel related costs of $19,000 and telephone and internet costs of $27,000. These decreases per partially offset by increases salaries and wages of $74,000, business insurance costs of $55,000, depreciation expense of $123,000 and lease costs of 31,000. The decrease in stock based compensation resulted from no restricted stock amortization and a reduced value placed on options for calculating stock option expense in the 2010 Period. The increase in depreciation expense is the result of depreciation expense for the Richmond, Virginia lab and office space being allocated to overhead accounts of CBI Services and FIL for the 2009 quarter. For the 2010 Quarter, these expenses were charged to corporate administrative costs. As with depreciation, a portion of business insurance was allocated to CBI Services and FIL during the 2009 Period

Other Income (Expenses)

Rental income increased $499,971, or 303.0% from $165,033 during the 2009 Period to $665,004 in the 2010 Period. This increase is primarily the result of the lease of the Richmond, VA office and laboratory space to Bostwick Laboratories which produced rental income of approximately $460,579 for the Period ending September 30, 2010. This lease commenced in November 2009. In addition, Mimotopes leases excess lab and warehouse space. One of these tenants increased the amount of space leased which increased the monthly rental income by approximately $14,000 per month during the second quarter of 2010.

Interest expense decreased by $254,935, or 59.6%, from $427,843 in the 2009 Period to $172,908 in the 2010 Period. This decrease is primarily the result of a decrease in debt amortization included in interest expense. These costs were fully amortized during 2009 resulting in no impact on interest expense for the 2010 Period. Interest expense for 2009 includes debt amortization of $341,000. In addition, interest on the mortgage was allocated to CBI Services and FIL during the 2009 Period.

Realized losses decreased $226,399, or 112.3%, from a loss of $201,519 in the 2009 Period to a gain of $24,880 in the 2010 Period. These gains include the foreign exchange impact of Mimotopes receiving payment from customers and making payment to vendors in currency other than Australian Dollars. These transactions resulted in a gain of $24,904 in the 2010 Period compared to a loss of $11,698 in the 2009 Period. In addition, the 2009 Period included a loss of approximately $190,000 on the sale of investments.

Discontinued Operations

At the 2009 Annual Meeting of Shareholders, approval was made to sell the assets of CBI’s FIL and CBI Services Divisions. The sale of these assets to Bostwick was completed in November 2009. As of November 2, 2009, the Company has deconsolidated the operations of these divisions and recorded a loss related to the remaining net investment as a discontinued operation. The income from operating these divisions during the three and nine month periods ending September 30, 2009 Period has been reclassified to discontinued operations in the Consolidated Statement of Operations.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total losses for the Company for the nine months ended September 30, 2010 and 2009 were $711,414 and $2,005,412, respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the nine months ended September 30, 2010 and 2009, losses from continuing operations were $711,414 and $2,068,825, respectively. Income from discontinued operations was $0 and $63,413 for the nine months ended September 30 2010 and 2009, respectively.

The Company generated negative cash flows for the nine months ended September 30, 2010 of $399,854, as compared to positive cash flows of $76,999 for the nine months ended September 30, 2009. Net working capital as of September 30, 2010 and December 31, 2009 was ($2,746,219) and ($2,650,756), respectively.

The 2010 Period reflects cash used in operating activities of $184,203 as compared to cash used in operating activities of $34,013 during the 2009 Period. The decrease over the prior period was primarily a result of the continued use of the net proceeds from the sale of CBI Services and FIL to reduce accounts payable and other liabilities at the corporate offices during the 2010 period and realized losses on investments during the 2009 period. Cash provided by investing activities for the 2010 Period was $0 in comparison to cash provided by investing activities of $64,381 in the 2009 Period. The Company did not engage in any investing activities during the first nine months of 2010. Cash used in financing activities for the 2010 Period was $215,142 as compared to cash provided by financing activities of $112,786 in the 2009 Period. This decrease is primarily a result of cash received from the issuance of common stock in the 2009 period of $172,613 as compared to $1,000 in the 2010 period and increased principal payments on long term debt during the 2010 period.

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

During the first quarter of 2010, the PIPE Investors exercised their options on the principal and interest outstanding in the amount of $496,813 resulting in the issuance of 1,114,626 shares of the Company’s stock. The PIPE Investors did not exercise any options during the second or third quarters of 2010. As of September 30, 2010, total principal outstanding to the PIPE Investors was approximately $731,258.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2010 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.1	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.2	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.3	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.4	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (7)

10.5	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (8)

10.6	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (9)

10.7	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (10)

10.8	Convertible Promissory Note, dated as of June 22, 2009, from the Company to LH Financial (11)

10.9	Subscription Agreement, dated as of June 22, 2009, between the Company and LH Financial (11)

10.10	Second Modification, Waiver and Acknowledgement Agreement, dated as of July 9, 2009, between the Company and LH Financial (12)

10.11	Asset Purchase Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.12	Lease Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.13	Non-Competition Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.14	First Modification, Waiver and Acknowledgement Agreement, between the Company and Fornova, dated as of August 29, 2009 (14)

10.15	Share Exchange Agreement, between the Company and GL Biochem (Shanghai) Ltd and the shareholders thereof, dated as of September 1, 2009 (15)

31.1	Certification of Vincent McNelley (16)

32.2	Section 906 Certification of Vincent McNelley (16)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated June 22, 2009, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 14, 2009, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 16, 2009, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 2, 2009, File No. 001-13467.
(15)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 1, 2009, File No. 001-13467.
(16)	Filed herewith.

COMMONWEALTH BIOTECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/S/ VINCENT MCNELLEY
Vincent McNelley
Acting Principal Financial Officer