Form 10-K
period 2010-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2011-05-04
CIK 1042418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-13467

COMMONWEALTH BIOTECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Virginia	54-1641133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Grove Road

Midlothian, Virginia 23114

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (804) 464-1601

Securities registered pursuant to Section 12(b) of the Exchange Act:

(Title of Class)	(Name of Exchange on which registered)
Common Stock, without par value per share	OTC Markets Group Inc. – OTC Pink

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2010 was approximately $594,000 based on the closing sales price of the shares of $0.06 per share, as reported on the NASDAQ Capital Market on December 31, 2010, multiplied by the number of shares outstanding on that date (9,906,338).

As of April 14, 2011, there were 12,093,838 shares of Common Stock outstanding.

PART I

Item 1.	Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of pptide-based discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a wholly-owned subsidiary of CBI. Through November 2, 2009, CBI also provided services through CBI Services and Fairfax Identity Laboratories (“FIL”), two divisions that were sold to Bostwick Laboratories, Inc. (“Bostwick”) effective November 2, 2009.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. After expenses, the Company anticipates receiving net proceeds of approximately $825,000. In addition, the Company has a sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

CBI Services, FIL and Mimotopes are shown in the Consolidated Statement of Operations as discontinued operations.

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

Total losses for the Company were $1,004,270 and $2,360,372 for the years ended December 31, 2010 and 2009, respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the years ended December 31, 2010 and 2009, losses from continuing operations were $644,617 and $2,456,039, respectively. Income (Loss) resulting from the discontinued operations in 2010 and 2009 were $(359,653) and $95,667, respectively.

The Company generated negative cash flows of $454,748 in 2010, compared to an increase in cash of $473,731 in 2009. Net working capital as of December 31, 2010 and December 31, 2009 was ($1,065,096) and ($841,718), respectively. The negative working capital is primarily due to continuing losses and debt obligations due within one year.

As of December 31, 2010, the Company had $99,912 in cash and cash equivalents, which was an 82.0% decrease over the cash balance at December 31, 2009. This decrease was primarily due to continued operating losses.

Cash used by operating activities was $173,807 in 2010 compared to cash provided by operating activities of $267,944 in 2009. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL. In addition, 2009 included debt discount amortization of approximately $249,000. This discount was fully amortized in 2009.

Cash used by investing activities was $0 in 2010, compared to cash provided by investing activities in 2009 of $574,165. The primary investing activities in 2009 were proceeds from the sale of CBI Services and FIL and from the sale of investment securities. Substantially all of the Company’s investment securities were liquidated in 2009.

Cash used by financing activities for 2010 and 2009 was $280,941 and $365,378, respectively. Restricted cash required to be escrowed for the benefit of the PIPE Investors in 2009 was distributed in October 2010 and accounted for as a reduction in principal outstanding.

On November 2, 2009, the Company re-negotiated the terms of its outstanding mortgage debt with BB&T which now becomes due in November 2012, including any non compliance with upcoming covenants which could cause the Company to be in default.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. After expenses, the Company anticipates receiving net proceeds of approximately $825,000. In addition, the Company has a sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

A continued lack of adequate cash resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources, if they cannot be generated internally. Lastly, there can be no assurance that the Company will be able to secure a suitable merger partner.

During the last year, the Company’s business has undergone substantial changes in relation to size, scale and scope of activities. Once the sale of Mimotopes is complete, the Company will have no operating units or subsidiaries.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2010 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Change in Operating Structure

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

At its Richmond, Virginia location, CBI Services’ core competencies were in the area of genomics and proteomics, principally serving the early stage research and development needs of its clients. These support true drug discovery at the most fundamental stage but also support many of the pre-clinical needs of our clients and, most recently, several clinical trials are being supported. Through CBI Services, the Company provided these services under the FDA’s Good Laboratory Practices (GLP) Guidelines (21CFR Part 58). CBI Services was also able to provide clinical trial support under Good Clinical Practices (GCP) Guidelines by virtue of its Clinical Laboratory Improvement Act (CLIA) certification. A unique feature of the Richmond location is its Bio-Safety Level 3 (BSL-3) laboratory and its CDC Registration for Select Agents. The Company had capabilities in the area of bacterial and viral organisms and a very strong program in bio-threat toxin analysis. This capability had been at the core of the Company’s government-based contracts.

Also at the Richmond location was FIL. FIL has been at the forefront of DNA technology of profiling for identity since it opened its doors in 1990. FIL’s rigorous standards were designed to provide credible evidence that affects decisions regarding criminal trials, paternity, immigration, estate settlement, adoption, and other issues of identity. FIL provides Forensics, Paternity and Convicted Offender DNA Index System (“CODIS”) services to government and private concerns. FIL was accredited by the American Association of Blood Banks, the National Forensic Science Technology Center, and the Department of Health, State of New York. All testing was done under CLIA guidelines. Its employees have extensive laboratory and courtroom experience.

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

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. After expenses, the Company anticipates receiving net proceeds of approximately $825,000. Once the sale of Mimotopes is complete, the Company will have no operating units or subsidiaries.

Strategy Going Forward

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. After expenses, the Company anticipates receiving net proceeds of approximately $825,000. In addition, the Company has a sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

Operations

Once the sale of Mimotopes is completed, the Company will have no operating units or subsidiaries.

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

Employees

Worldwide, CBI employs approximately 32 full-time staff in Richmond and Melbourne. Once the sale of Mimotopes is completed, staff in Richmond will consist of two full-time employees (CEO and Senior Staff Accountant) and a consultant who serves as Acting Principal Financial Officer.

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

Facilities

CBI currently operates in two facilities, located in Richmond (Virginia) and Melbourne (Australia). The corporate headquarters is located in Richmond. The Company owns property in Richmond, subject to a mortgage held by BB&T with an outstanding balance of $2,456,634 at December 31, 2010. Currently this facility is leased to Bostwick through November 1, 2014. Monthly lease payments are approximately $48,000. The Company owns its facility in Melbourne but leases the land upon which it sits. The addresses of the properties are set forth below:

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

The Company’s facility located in Melbourne, Australia has a functional floor area of 24,000 square feet, including 10,000 square feet of state-of-the-art laboratory space. The Company owns all plant and equipment at the site and rents the land from Monash University on a rolling seven-year lease with renewal options. Once the sale of Mimotopes is completed, the Company will have no operating units or subsidiaries.

Item 3.	Legal Proceedings.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The information is as set forth on page 1 of the Company’s 2010 Annual Report to Shareholders under the caption “Stockholder Matters”, filed with the SEC as Exhibit 13.1 hereto.

Recent Sales of Unregistered Securities

All sales of securities of the Company during the period covered by this report have been previously reported on Form 8-K.

Equity Compensation Plan

The following table provides information about CBI’s equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	433,012	$4.48	1,544,596
Equity compensation plans not approved by security holders	0	0	0

Total	433,012	$4.48	1,544,596

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information is as set forth on pages 3 through 13 of the Company’s 2010 Annual Report to Shareholders under the caption “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” respectively, filed with the SEC as Exhibit 13.1 hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes thereto, together with the report of Witt Mares, PLC for 2010 and 2009 are set forth on pages 14 through 42 of the Company’s 2010 Annual Report to Shareholders, filed with the SEC as Exhibit 13.1 hereto.

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

CBI’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, CBI’s management identified deficiencies in the design or operation of its internal controls that resulted in a material weakness. The material weakness was due to insufficient resources in the accounting and finance department resulting in ineffective review and preparation of its annual report, including an inability to account properly for complex transactions.

The annual report does not include an attestation report of CBI’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit CBI to provide only management’s report in the annual report.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2010 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Appointment Year (Separation Year)
Richard J. Freer, Ph.D.	67	Chief Executive Officer and Director	1992
Robert B. Harris, Ph.D.	57	President	(2009)
Thomas R. Reynolds	47	Executive Vice President	(2009)
James H. Brennan	57	Vice President, Financial Operations	(2009)
James D. Causey	57	Director	2004
Daniel O. Hayden Donald A. McAfee, Ph.D.	61 67	Director Director	(2009) (2009)
Bill Guo	46	Director	2008
Paul D’Sylva, Ph.D.	40	Director	2007
Samuel P. Sears, Jr.	65	Director	2001
Eric Tao Maria Song, M.D., Ph.D.	43 41	Director Director	2009 2009

Bill Guo MSc, MBA. Mr. Guo is the Chairman and founder of VenturePharm Group, a leading full service pharmaceutical company in Asia, and led its flagship VenturePharm Laboratories (“HK.8225”) to become the first clinical research organization listed on the Hong Kong Stock Exchange. He has over 10 years global pharmaceutical industry experience from researcher to senior executive in North America at Johnson & Johnson, Novapharm and VenturePharm Canada. He has over 9 years of experience as an entrepreneur in China. Mr. Guo was a Ph.D. candidate in the Department of Pharmaceutics and was awarded an MSc degree in industrial pharmacy from the University of Toronto, Toronto, Canada, an MBA program certificate from Herriot Watt University, Toronto, Canada, and an Executive education certificate from Judge Business School, University of Cambridge, UK. Fortune magazine recognized him as one of the top emerging entrepreneurs in China. He was also recipient of various rewards: 2005 National Hero awarded by the State Council of China; one of the ten best management elites in China in 2004; one of the ten most influential individuals in business in China, 2005; distinguished entrepreneur awarded from overseas by government of China, 2005; sole winner of Youth Chinese Entrepreneur Award organized by Asia Business Week in 2003 and 2005 Entrepreneurs and innovation by BCC (British Chamber of Commerce). Mr. Guo’s term as a director runs through 2011, or until his successor is appointed. Mr. Guo has been chosen as a director because of his leadership skills and his experience in the global pharmaceutical industry.

Richard J. Freer, Ph.D. Since co-founding CBI in 1992, Dr. Freer has served as a director of CBI and, until 2008, as the Chairman of the Board of CBI. He assumed the role of Chief Operating Officer in 2002 and Chief Executive Officer in 2011. From 1975 until 1997, Dr. Freer was employed in the Department of Pharmacology and Toxicology at Virginia Commonwealth University (“VCU”), first as an Associate Professor and then a full Professor. In addition, from 1988 through 1995, Dr. Freer was first Director and then Chair of the Biomedical Engineering Program. From 1996 through 1997, Dr. Freer served as Professor in VCU’s Department of Biochemistry and Molecular Biophysics. Dr. Freer received a bachelor’s degree in Biology from Marist College and a doctorate degree in Pharmacology from Columbia University. Dr. Freer’s term as a director runs through 2012, or until his successor is appointed. Dr. Freer has been chosen as a director because he is one of the founders of our company and he has extensive knowledge of our operations and the industry in which we operate.

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

Thomas R. Reynolds. Mr. Reynolds served as CBI’s Executive Vice President for Science and Technology. He assumed the role of CBI’s Secretary in 1998. Since the founding of CBI in 1992, Mr. Reynolds has served as Vice President and Senior Vice President. From 1987 until 1997, Mr. Reynolds served as Manager of the Nucleic Acids Core Laboratory at the Massey Cancer Center in the Department of Microbiology and Immunology at Virginia Commonwealth University. Mr. Reynolds received a Bachelor’s degree in Biology from the Pennsylvania State University. Mr. Reynolds resigned his position on November 2, 2009, coincident with his joining Bostwick Laboratories, Inc. following the asset sale of CBI Services and FIL to Bostwick.

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

Paul D’ Sylva, Ph.D. Dr. D’Sylva assumed the position of Chief Executive Officer of CBI in January 2007 and served in that position until 2009. Dr. D’Sylva served previously as the co-founder and Managing Director of PharmAust Limited. From 2001 to 2005, Dr. D’Sylva served as Director of Research and Development at Murdoch University. Dr. D’Sylva has a strong track record in raising investment capital for early stage business ventures and has led the development of a number of successful research joint-venture institutes, companies and funds. During his tenure at Murdoch University, he founded and directed the AU$12.5m Investment Fund — Murdoch Westscheme Enterprise Partnership, founded and directed the commercial consulting company MurdochLink Pty Ltd, and was involved in the establishment and governance of a number of key research centers and institutes. He sits on the advisory board of the Centre for Computational Comparative Genomics, a joint-venture research institute in Bioinformatics based at Murdoch University and retains a non-executive role at Murdoch University as an Adjunct Professor of Business. He received a Ph.D. from the University of Arizona in public finance and econometrics. Dr. D’Sylva’s term as a director runs through 2010, or until his successor is appointed. Dr. D’sylva has been chosen as a director because of his experience in our industry and his knowledge of the Australian market.

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

Audit Committee

The members of the Audit Committee as of December 31, 2010 were Samuel P. Sears, Jr., James D. Causey, and Eric V. Tao. Dr. McAfee resigned from CBI’s Board of Directors (and, consequently, the Audit Committee) on January 21, 2009. Mr. Tao replaced Dr. McAfee on the Audit Committee. Each member of the Audit Committee is independent under the rules of the SEC and the NASDAQ Capital Market. The Board of Directors has determined that all members of the Audit Committee are independent and “audit committee financial experts” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Exchange Act.

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

The following table sets forth the compensation paid to or earned by (i) the Chief Executive Officer, and (ii) CBI’s two other most highly compensated executive officers (collectively, the “Named Executive Officers”) during each of CBI’s last two fiscal years:

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All other Compensation ($)	Total ($)
Richard J. Freer, Ph.D.	2010	$104,915	—	$19,600	—	—	$124,515
COO	2009	$116,104	—	$6,300	—	—	$122,404

(1)	Amounts reflect the dollar value on grant date for the fiscal years ended December 31, 2010 and December 31, 2009, in accordance with ASC Topic 718.

Director Compensation

The following table shows all cash compensation paid to CBI’s directors in 2010. Directors did not receive any compensation other than as stated in the chart below.

Name	Fees Earned or Paid in Cash	Options Awards	Total
Maria Song, Ph.D.	$8,500	—	$8,500
Eric Tao	$8,500	—	$8,500
James D. Causey	$8,500	—	$8,500
Samuel P. Sears, Jr.	$8,500	—	$8,500

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the value of outstanding equity awards held by the Named Executive Officers as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard J. Freer, Ph.D.	7,069		$3.75	12/31/2011	—	—
	26,500	—	$3.85	11/09/2012
	7,885	—	$4.80	01/03/2018
	10,000		$3.30	11/13/2013
	10,000		$6.00	01/01/2017
	20,000		$4.35	01/01/2017

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

To the extent Dr. Freer becomes “Disabled,” as such term is defined in the employment agreement, during the term of the agreement, CBI shall continue pay him his full salary and benefits until he shall become eligible for disability income under our disability plan. While receiving disability income payments, CBI shall pay Dr. Freer the difference between such payments and his salary (without bonus).

The agreement contains a non-competition provision, which prohibits Dr. Freer from competing with CBI or soliciting its employees under certain circumstances. A court may, however, determine that this non-competition provision is unenforceable or only partially enforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This table below contains certain information about the beneficial owners known to CBI as of April 14, 2010 of more than 5% of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
VenturePharm Laboratories, Ltd(1) No 3 Jinzhuang Sijiqing Haidian District 100089 China	2,613,426	21.61%
Richard J. Freer, Ph.D. 718 Grove Road Midlothian, VA 23114	2,110,974	17.46%

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

This table demonstrates the alignment of the interests of CBI’s directors and executive officers with the interests of CBI’s shareholders by showing how much of CBI’s outstanding common stock is beneficially owned by CBI’s directors, each of the Named Executive Officers and all directors and Named Executive Officers as a group as of April 14, 2011. Except as otherwise noted, the beneficial owners listed have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)(1)
Paul D’Sylva, Ph.D.(2)	225,000	1.86
Richard J. Freer, Ph.D.(3)	2,110,974	17.46
Samuel P. Sears, Jr.(5)	83,029	*
James D. Causey(7)	72,000	*
Bill Guo(9)	2,613,426	21.61
Maria Song, Ph.D.(11)	—	*
Eric V. Tao(10)	21,000	*
All directors and executive officers as a group (10 persons)(11)	3,581,373	36.15%

*	Less than 1%.
(1)

Applicable percentages are based on 12,093,838 shares outstanding on April 14, 2011. Also includes shares of common stock subject to options and warrants that may be exercised within 60 days of March 31, 2011. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information supplied by officers, directors, and principal shareholders and Schedule 13Gs filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, CBI believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Dr. D’Sylva’s address is 718 Grove Road, Richmond, Virginia 23114.

(3)

Dr. Freer’s address is 718 Grove Road, Richmond, Virginia 23114. The number of shares deemed to be beneficially held by Dr. Freer includes currently exercisable options to purchase an aggregate of 51,454 shares of common stock.

(4)

Dr. Harris’ address is 718 Grove Road, Richmond, Virginia 23114. The number of shares deemed to be beneficially held by Dr. Harris includes currently exercisable options to purchase an aggregate of 46,299 shares of common stock.

(5)

Mr. Sears’ address is 718 Grove Road, Richmond, Virginia 23114. The number of shares deemed to be beneficially held by Mr. Sears includes currently exercisable options to purchase an aggregate of 35,029 shares of common stock.

(6)

Mr. McAfee’s address is 718 Grove Road, Richmond, Virginia 23114. The number of shares deemed to be beneficially held by Mr. McAfee includes currently exercisable options to purchase an aggregate of 35,029 shares of common stock. Dr. McAfee resigned from CBI’s Board of Directors on January 21, 2009.

(7)

Mr. Causey’s address is 718 Grove Road, Richmond, Virginia 23114. The number of shares deemed to be beneficially held by Mr. Causey includes currently exercisable options to purchase an aggregate of 24,000 shares of common stock.

(8)

Mr. Hayden’s address is 718 Grove Road, Richmond, Virginia 23114. The number of shares deemed to be beneficially held by Mr. Hayden represent currently exercisable options to purchase an aggregate of 13,000 shares of common stock.

(9)

Mr. Guo’s address is 718 Grove Road, Richmond, Virginia 23114. The number of shares deemed to be beneficially owned by Mr. Guo includes 2,613,426 shares held by VPL over which Mr. Guo exercises voting power.

(10)	Mr. Tao’s address is 718 Grove Road, Richmond, Virginia 23114.
(11)	Ms. Song’s address is 718 Grove Road, Richmond, Virginia 23114.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

CBI believes that it meets the independence standards adopted by the Securities and Exchange Commission and the OTC Market Group, Inc. (OTC Pink).

Related Transactions

On August 19, 2008, VPL acquired all of the Company’s common stock held by PharmAust Chemistry Ltd. Concurrently therewith, the Company and VPL entered into a put agreement, exercised on July 7, 2008, pursuant to which the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share.

Item 14.	Principal Accountant Fees and Services.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

For fiscal 2009, CBI paid Witt Mares, PLC fees of $105,000, for the annual audit of our financial statements and fees of $54,500 for the quarterly review of financial statements included in our Forms 10-Q.

For fiscal 2010, CBI paid Witt Mares, PLC fees of $65,000, for the annual audit of our financial statements and fees of $15,000 for the quarterly review of financial statements included in our Forms 10-Q.

Audit Related Fees

For fiscal 2009, CBI paid Witt Mares, PLC $3,175, for audit-related services.

For fiscal 2010, CBI did not pay any fees to Witt Mares, PLC for audit-related services.

Tax Fees

For fiscal 2009, CBI paid Witt Mares, PLC $8,275 for tax services.

For fiscal 2010, CBI paid Witt Mares, PLC $4,000 for tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Biotechnologies, Inc.

By:	/s/ Richard J. Freer, Ph.D
Richard J. Freer, PH.D
Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2011

By:	/s/ Vincent B. McNelley
Vincent B. McNelley
Acting Principal Financial Officer
(Principal Financial Officer)

Date:	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard J. Freer, Ph.D Richard J. Freer, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	April l5, 2011

/s/ Bill Guo Bill Guo	Director	April 15, 2011

/s/ James. P. Causey James P. Causey	Director	April 15, 2011

/s/ Samuel P. Sears, Jr. Samuel P. Sears, Jr.	Director	April l5, 2011

/s/ Maria Song, M.D., Ph.D. Maria Song, M.D., Ph.D.	Director	April l5, 2011

/s/ Paul D’Sylva, Ph.D Paul D’Sylva, Ph.D.	Director	April l5, 2011

/s/ Eric Tao Eric Tao	Director	April l5, 2011

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

1. First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (4)

2. Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

3. 1997 Stock Incentive Plan, as amended (7)

4. 2000 Stock Incentive Plan (8)

5. 2002 Stock Incentive Plan, as amended (9)

6. 2007 Stock Incentive Plan (10)

7. 2009 Stock Incentive Plan

(1)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2009, File No. 001-13467.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008), File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(1)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467

EXHIBIT INDEX

Exhibit Number	Description Of Exhibits

3(i).1	Articles of Incorporation of Commonwealth Biotechnologies, Inc. (1)

3(i).2	Articles of Amendment of Articles of Incorporation of Commonwealth Biotechnologies, Inc. (2)

3(ii).1	Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (3)

3(ii).2	Amendment to Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (4)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class A Warrant (5)

4.3	Form of Class B Warrant (5)

4.4	Form of Secured Convertible Promissory Note (5)

10.1	Subscription Agreement (5)

10.2	Security Agreement (5)

10.3	Stock Purchase Agreement by and among Commonwealth Biotechnologies, Inc., Pharmaust Limited and Pharmaust Chemistry Ltd. dated November 24, 2006 (6)

10.4	Voting and Lock-Up Agreement dated as of February 9, 2007 (7)

10.5	Registration Rights Agreement, dated as of February 9, 2007 (7)

10.6	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (8)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (8)

10.8	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (9)

10.9	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (10)

10.10	Officer’s Severance Agreement for James H. Brennan (13)

13.1	2010 Annual Report (20)

21.1	Subsidiaries of Commonwealth Biotechnologies, Inc. (14)

23.1	Consent of Witt Mares, PLC (20)

31.1	Certification of Richard J. Freer, Ph.D. (20)

31.2	Certification of Vincent B. McNelley (20)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (20)

32.2	Section 906 Certification of Vincent B. McNelley (20)

99.1	1997 Stock Incentive Plan, as amended (15)

99.2	2000 Stock Incentive Plan (16)

99.3	2002 Stock Incentive Plan, as amended (17)

99.4	2007 Stock Incentive Plan (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 31, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 28, 2008, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2007, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-148942.
(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(18)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467.
(19)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008), File No. 001-13467.
(20)	Filed herewith.