Form 10-Q
period 2011-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2011-05-23
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 20, 2011, 12,660,504 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$56,066	$99,912
Investments	527	527
Other current assets	26,552	3,735
Assets of discontinued operations	2,400,601	2,268,071

Total current assets	2,483,746	2,372,245

Property and Equipment, net	4,945	5,432

Other Assets
Assets held for sale	3,730,231	3,769,712

Total other assets	3,730,231	3,769,712

Total Assets	$6,218,922	$6,147,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$9,764	$12,853
Loan from corporate officer	23,904	—
Accrued payroll liabilities	32,773	12,969
Liabilities of discontinued operations	1,051,795	995,874

Total current liabilities	1,118,236	1,021,696

Total Liabilities Not Subject to Compromise	1,118,236	1,021,696

Liabilities Subject to Compromise
Debt plus accrued interest	3,712,690	3,726,052
Priority claims	35,175	35,175
Accounts payable and other unsecured creditors	512,196	512,196
Deferred revenue	128,434	128,434
Rent deposit	144,873	144,873
Other liabilities	161,298	177,922

Total Liabilities Subject to Compromise	4,694,666	4,724,652

Total Liabilities	5,812,902	5,746,348

Commitments, and contingencies	—	—
Stockholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2011- 12,093,838 2010 - 9,906,338 issued and outstanding	—	—
Additional paid-in-capital	26,204,816	26,119,191
Restricted stock	—	—
Other comprehensive income	652,842	652,927
Accumulated deficit	(26,451,638)	(26,371,077)

Total stockholders’ equity	406,020	401,041

Total Liabilities and Stockholders’ Equity	$6,218,922	$6,147,389

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
Revenues
Rental income	$148,495	$144,873

Total revenues	148,495	144,873

Operating costs and expenses
Chapter 11 expenses	20,000	—
General and administrative	217,510	356,513

Total Operating Costs and Expenses	237,510	356,513

Operating loss	(89,015)	(211,640)

Other income (expense)
Interest expense	(67,636)	(65,065)
Other income	—	13,327

Total other income (expense)	(67,636)	(51,738)

Loss from continuing operations	(156,651)	(263,378)

Income from operating discontinued operations	76,091	8,325

Total income from discontinued operations	76,091	8,325

Net loss	$(80,560)	$(255,053)

Basic and diluted loss per common share from continued operations	$(0.01)	$(0.03)

Basic and diluted income (loss) per common share from discontinued operation	$—	$—

Basic and diluted loss per common share after discontinued operation	$(0.01)	$(0.03)

See accompanying notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(80,560)	$(255,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Intercompany loans	(603)	5,615
Income from discontinued operations	(76,091)	(8,325)
Depreciation and amortization	39,968	45,421
Stock-based compensation	—	3,000
Loss on disposal of equipment	—	9,862
Expenses satisfied with the issuance of stock	35,000	34,452
Changes in:
Accounts receivable	—	93,105
Prepaid expenses and inventory	2,286	(2,282)
Accounts payable and other current liabilities	85,115	(125,063)

Net cash provided by (used in) operating activities	5,115	(199,268)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Principal payments on long term debt and capital leases	(48,961)	(71,996)
Issuance of restricted stock	—	1,000

Net cash used in financing activities	(48,961)	(70,996)

Net decrease in cash and cash equivalents	(43,846)	(270,264)
Cash and cash equivalents, beginning of period	99,912	554,660

Cash and cash equivalents, end of period	$56,066	$284,396

Supplemental disclosure of cash flow information
Cash payments for interest	$31,700	$35,600
Non-cash investing and financing activities
Debt reduction through issuance of stock	$—	$462,300
Expenses satisfied through the issuance of stock	$35,000	$34,500
Accounts payable and other current liabilities satisfied with the issuance of stock	$—	$59,500
Prepaid expenses satisfied through the issuance of note payable	$23,904	$—

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

Total losses for the Company were $80,560 and $255,053 for the quarters ended March 31, 2011 (the “2011 Quarter) and 2010 (the “2010 Quarter”), respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the 2011 Quarter and 2010 Quarter, losses from continuing operations were $156,651 and $263,378, respectively. Income resulting from the discontinued operations in the 2011 Quarter and 2010 Quarter was $76,091 and $8,325, respectively.

The Company generated negative cash flows of $43,846 and $270,264 in the 2011 Quarter and 2010 Quarter, respectively. Net working capital as of March 31, 2011 and December 31, 2010 was ($1,069,109) and ($1,065,096), respectively. The negative working capital is primarily due to continuing losses and debt obligations due within one year.

As of March 31, 2011, the Company had $56,066 in cash and cash equivalents, which was a 43.9% decrease over the cash balance at December 31, 2010. This decrease was primarily due to continued operating losses.

Cash provided by (used in) operating activities was $5,115 and (199,268) in the 2011 Quarter and 2010 Quarter, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

The Company did not engage in any investing activities during the 2011 Quarter or the 2010 Quarter.

Cash used by financing activities for the 2011 Quarter and the 2010 Quarter was $48,961 and $70,996, respectively. This change was primarily the result of reduced principal payments on the Company’s mortgage.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Estimated net proceeds to be received by the Company are as follows:

Proceeds escrowed at closing	$850,000
Estimated Payoff PIPE Investor Notes	(675,000)
Break fee to losing bidder	(24,000)
Estimated Expenses	(25,000)

Estimated net proceeds	$126,000

In addition, the Company has a non-binding sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

During the last year, the Company’s business has undergone substantial changes in relation to size, scale and scope of activities. Now that the sale of Mimotopes is complete, the Company has no operating units or subsidiaries.

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

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Now that the sale of Mimotopes is complete, the Company has no operating units or subsidiaries.

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

Rental income is recognized when earned in accordance with the terms of the lease agreement.

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

Restricted Cash

Restricted cash in Mimotopes represents the amount that is held by a third party in escrow as required under the terms of the Company’s land lease agreement. The total amount held in escrow as of March 31, 2011 was approximately $113,000. Interest income earned on restricted cash is recorded in other interest income.

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

FASB Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company’s Management has evaluated the impact of this guidance to its consolidated financial statements. Management is not aware of any material uncertain tax positions, and has not accrued the effect of any uncertain tax positions as of March 31, 2011 and December 31, 2010. The Company’s tax returns are subject to examination by the taxing authorities, generally for a period of three years from the date they are filed. With few exceptions, the Company is no longer subject to income tax examinations by federal, state or local tax authorities for years before 2007. The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 10,873,699 and 9,735,795 for the three months ended March 31, 2011 and 2010, respectively. (see Note 4).

Employee Stock Plans

The Company adopted a Stock Incentive Plan on June 24, 1997. The Plan provides for granting to employees, officers, directors, consultants and certain other non-employees of the Company options to purchase shares of common stock. This plan has expired and no additional shares may be issued.

A 2000 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders. The Plan makes up to 300,000 shares of common stock available for grants of restricted stock awards and stock options in the form of incentive stock options and non-qualified options to employees, directors and consultants of the Company. This plan has expired and no additional shares may be issued.

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

Reclassifications

Certain reclassifications were made to the consolidated financial statements for the quarter ended March 31, 2010 to conform to the quarter ended March 31, 2011 presentation.

NOTE 3. CHAPTER 11 INFORMATION

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Estimated net proceeds to be received by the Company are as follows:

Proceeds escrowed at closing	$850,000
Estimated Payoff PIPE Investor Notes	(675,000)
Break fee to losing bidder	(24,000)
Estimated Expenses	(25,000)

Estimated net proceeds	$126,000

In addition, the Company has a non-binding sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

The following Debtor-in-Possession Balance Sheet excludes the accounts of Mimotopes which are included in the Consolidated Balance Sheet as a discontinued operation. The assets and liabilities of Mimotopes are not included in the Bankruptcy filing.

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Balance Sheet

March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$56,066
Other Assets	27,079

Total current assets	83,145

Property and Equipment, net	4,945

Other Assets
Investment in Mimotopes Common Stock	4,980,658
Due from Mimotopes	643,896
Assets held for sale	3,730,231

Total other assets	9,354,785

Total Assets	$9,442,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$9,764
Loan from corporate officer	23,904
Accrued payroll liabilities	32,773

Total current liabilities	66,441

Total Liabilities Not Subject to Compromise	66,441

Liabilities Subject to Compromise
Debt plus accrued interest	3,712,690
Priority claims	35,175
Accounts payable and other unsecured creditors	512,196
Deferred revenue	128,434
Rent deposit	143,673
Other liabilities	162,498

Total Liabilities Subject to Compromise	4,694,666

Total Liabilities	4,761,107

Commitments, and contingencies	—
Stockholders’ equity
Prepetition stockholder’s equity	4,682,078
Postpetition issuance of restricted stock	50,625
Postpetition net loss	(50,935)

Total stockholders’ equity	4,681,768

Total Liabilities and Stockholders’ Equity	$9,442,875

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statement of Operations

For the Period January 20, 2011 Through March 31, 2011

The following Debtor-in-Possession Statement of Operations excludes the accounts of Mimotopes which are included in the Consolidated Statement of Operations as a discontinued operation:

Revenues
Rental income	$98,997

Total revenues	98,997

Operating costs and expenses
General and administrative	101,906

Total Operating Costs and Expenses	101,906

Operating loss	(2,910)

Other expense
Interest expense	(48,026)

Total other expense	(48,026)

Postpetition loss	(50,935)

NOTE 4. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2011 included compensation expense for stock-based awards granted prior to, but not yet exercised as of December 31, 2010, based on the fair value on the grant date.

Stock-based compensation expense related to employee stock options recognized under ASC 718 for the three months ended March 31, 2011 and March 31, 2010 was approximately $0 and $3,000, respectively. As of March 31, 2011, total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2011 was $0. During the three months ended March 31, 2011, the Company did not receive cash from the exercise of stock awards.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718 for the quarters ending March 31, 2011 and 2010.

	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price
Options and warrants outstanding, beginning of quarter	433,012	$4.48	757,089	$4.43
Granted	—	—	10,000	0.50
Exercised	—	—	—	—
Expired	—	—	(252,997)	4.24

Options and warrants outstanding, end of quarter	433,012	$4.48	514,092	$4.46

Options and warrants exercisable, end of quarter	433,012	$4.48	514,092	$4.46

Weighted -average fair value peroption and warrants granted during the year		$—		$0.48

The assumptions used to determine the weighted average fair value per option granted are as follows:

	Three Months Ended March 31,
	2011	2010
Assumptions:
Expected volatility	—	123.72%
Expected annual dividend yield	—	0.00%
Risk free rate of return	—	3.31%
Expected option term (years)	—	10

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

NOTE 5. LOSS PER SHARE

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

	Three Months Ending March 31,
	2011	2010
Basic and diluted loss per share:
Loss from continuing operations	$(156,651)	$(263,378)
Income loss from discontinued operations	76,091	8,325

Net loss	$(80,560)	$(255,053)

Basic and diluted loss per common share from continued operations	$(0.01)	$(0.03)

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$(0.01)	$(0.03)

Weighted average share outstanding	10,873,699	9,735,795

NOTE 6. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Net Loss	$(80,560)	$(255,053)
FX Adjustments	(85)	21,640

Total Comprehensive Loss	$(80,645)	$(233,413)

NOTE 7. INCOME TAXES

The Company adopted the provisions of ASC 810-10 effective January 1, 2007. ASC810-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing ASC 810-10.

The Company files income tax returns in U.S. federal jurisdiction and the Commonwealth of Virginia. The Company is no longer subject to U.S. or state tax examinations for years before 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

NOTE 8. ASSETS HELD FOR SALE

The Company has a non-binding sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. The net book value of these assets was $3,730,231 and $3,769,712 at March 31, 2011 and December 31, 2010, respectively. The components of net book value are as follows:

	March 31,	December 31,
	2011	2010
Land	$403,919	$403,919
Building	5,230,369	5,230,369

	5,634,288	5,634,288
Accumulated Depreciation	(1,904,057)	(1,864,576)

	$3,730,231	$3,769,712

NOTE 9. DEBT

PIPE Investors Agreement

On December 31, 2007 the Company issued $1,950,000 of convertible debt in a subscription agreement between the Company and the PIPE Investors. The debt carries an interest rate of 10% annually and matured in July 31, 2009. Quarterly interest payments may be made in the form of either cash or common stock. The debt may be converted into shares of common stock at a conversion price of $2.00 per share. In conjunction with the debt, the Company also issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013.

The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%. The Company also issued Class B warrants to purchase 243,750 shares of common stock at an exercise price of $5.00 per share. The fair value of the Class B warrants is $0.36 per share. The fair value of the Class B warrants is calculated using the Black- Scholes method. The debt carries a beneficial conversion feature, which along with the relative fair value of the warrants, resulted in a debt discount of $1,950,000 which was recorded against the convertible debt and offset in additional paid in capital. This discount was amortized as interest expense over the life of the debt. The Company registered the required minimum number of shares based upon the agreement on April 30, 2008 and will register the remaining shares by as soon as possible as required under the agreement

Modification, Waiver and Acknowledgement Agreement

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

As a result of the above modification, the Company reported a loss of $1,202,419 for the extinguishment of debt relative to the original beneficial conversion feature and debt discount.

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “ PIPE Investors”). The Notes matured on December 31, 2009, and carried an interest rate of 8% per annum. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. All shares were exercised and no additional interest will be accrued for the rest of the year.

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 4th Quarter. During this period, obligations under the note will continue to accrue.

This note matured on June 30, 2010 and was considered in default on July 1, 2010. Under the terms of the notes, the interest rate increased from 10% to 12% on July 1, 2010.

In October 2010, restricted cash of $200,000 was distributed to the PIPE Investors and accounted for as a reduction of principal outstanding.

As of March 31, 2011, the principal balance outstanding was approximately $533,000.

Second Modification, Waiver and Acknowledgement Agreement

On October 9, 2009, the second Modification Agreement relating to the above mentioned debt was approved at the 2009 Annual Meeting of Shareholders. The restructured agreement calls for the conversion price for the remaining balance of PIPE notes to be lowered from $2.00 per share to $0.50 per share.

Sale of CBI Services and FIL

On November 2, 2009, the Company entered into an Agreement with its PIPE investors in connection with the sale of CBI Services and FIL. As a condition of the Agreement, the Lenders received 250,000 shares of restricted common stock and CBI placed into escrow $200,000 to be released back to the Borrower upon satisfaction of the note. In October 2010 these funds were distributed to the PIPE Investors and accounted for as a reduction in principal outstanding.

Principal and Interest Conversions

During the year ended December 31, 2009, the Company received notices of conversion for $611,381 in principal and $165,593 in interest resulting in the issuance of 1,696,224 shares of common stock.

During January 2010, the Company received notices of conversion for $462,361 in principal and $34,452 in interest resulting in the issuance of 993,626 shares of common stock.

No notices of conversion were received during the three months ended March 31, 2011.

Fornova Agreement

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (“the Note”) payable to Fornova Pharmaworld Inc. (“the Holder”). The Note has an interest rate of 10% per annum compounded monthly. The Company will pay interest on a monthly basis beginning on September 28, 2008. At any time between October 27, 2008 and August 21, 2009, the Holder may convert the Notes into shares of the Company’s common stock at a conversion price of $1.01 per share. Additionally, the Note features a call date beginning January 29, 2009, if exercised the holder can call the note in the amount of the outstanding principal balance plus accrued interest. If the holder’s call feature is exercised, the Company would most likely satisfy the debt and accrued interest with common stock.

As of December 31, 2009, this note has matured.

Mortgage with Financial Institution

The Company’s mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratios. At March 31, 2011, the Company was in violation of covenants; however, the Company was granted a waiver of the covenants by the bank through December 31, 2011.

This loan is classified in the consolidated balance sheets as follows:

	March 31, 2011	December 31, 2010
Current maturities of long term debt	$292,500	$292,500
Long term debt less current maturities	2,115,174	2,164,134

	$2,407,674	$2,456,634

NOTE 10. RELATED PARTY LOAN

On March 9, 2011, the Company’s current Chief Executive Officer loaned the Company $23,904 to purchase D&O and Workman’s Compensation Insurance. This transaction was approved by the Bankruptcy Court. The loan has an interest rate of 5%. Monthly payments of principal and interest began on April 9, 2011. This loan matures on January 9, 2012.

NOTE 11. DISCONTINUED OPERATIONS

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the

United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. The sale closed on April 29, 2011. Mimotopes is shown as a discontinued operation in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 and in the Consolidated Statement of Operations for the three-month periods ended March 31, 2011 and 2010.

Mimotopes Assets and Liabilities of Discontinued Operations:

	March 31,	December 31,
	2011	2010
Assets
Cash	$330,972	$91,825
Accounts receivable (1)	301,132	414,211
Other assets	1,181	1,163
Restricted cash	113,045	111,178

	746,330	618,377

Building	1,965,151	1,932,699
Furniture and Fixtures	271,091	266,614
Office equipment	192,788	189,605
Lab equipment	965,932	949,981
Other	17,322	17,339

	3,412,284	3,356,238
Accumulated depreciation	(1,758,013)	(1,706,544)

	1,654,271	1,649,694

Total assets of discontinued operations	$2,400,601	$2,268,071

Liabilities
Accounts payable	$411,572	$443,283
Accrued payroll liabilities	335,861	281,534
Other liabilities	304,362	271,057

Total liabilities of discontinued operations	$1,051,795	$995,874

(1)	Related Party Transaction: Includes a receivable of approximately $41,000 that is due from the Chairman of the Board of Mimotopes.

Mimotopes - Income from Operating Discontinued Operations:

	Three Months Ended March 31,
	2011	2010
Revenues	$707,790	$825,101

Cost of services	430,546	534,485

Gross profit	277,244	290,616

Sales, general and administrative	296,909	422,219

Operating loss	(19,665)	(131,603)

Other Income, net	95,756	139,928

Income (loss) from operating discontinued operations	$76,091	$8,325

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

Effective January 25, 2010, the Company’s stock was delisted from the NASDAQ Capital Market

The Company’s common stock currently trades on the Pink Sheets under the symbol CBTEQ.PK.

NOTE 13. ISSUANCE OF RESTRICTED STOCK

In January 2011, bonuses, in the form of restricted stock, were issued to three current employees and a consultant. Total shares issued were 500,000. The market value of these shares was approximately $35,000. These transactions were approved by the Company’s Board of Directors.

In December 2010, the Board of Directors approved a resolution allowing officers of the Company to receive restricted stock in lieu of cash compensation. In March 2011, 1,687,500 restricted shares were issued to the Company’s CEO under this arrangement. The market value of these shares was approximately $51,000. The issuance of these shares resulted in a $51,000 reduction in accrued payroll liabilities that were included in the consolidated balance sheet at December 31, 2010.

NOTE 14. SUBSEQUENT EVENTS

In December 2010, the Board of Directors approved a resolution allowing Directors and Officers of the Company to receive restricted stock in lieu of cash compensation. In April 2011, 566,666 restricted shares were issued to two independent directors under this arrangement. The market value of these shares was approximately $17,000. The issuance of these shares resulted in a $17,000 reduction in other current liabilities that were included in the consolidated balance sheet at March 31, 2011.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011.

Estimated net proceeds to be received by the Company are as follows:

Proceeds escrowed at closing	$850,000
Estimated Payoff PIPE Investor Notes	(675,000)
Break fee to losing bidder	(24,000)
Estimated Expenses	(25,000)

Estimated net proceeds	$126,000

Estimated loss on sale is as follows:

Net Sales Price	$850,000
Estimated Selling Expenses	(49,000)
Investment in Mimotopes Common Stock	(4,981,000)
Receivable due from Mimotopes (written off per the terms of the share purchase agreement)	(625,000)

Estimated loss on sale of Mimotopes Common Stock	$(4,805,000)

The Company has a non-binding sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court.

The Company has evaluated subsequent events for potential recognition and/or disclosure and determined that there were none, other than those described above, that required accrual or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Company’s Financial Statements and Notes included herein.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) is a specialized life sciences outsourcing business that offers cutting-edge expertise and a complete array of Peptide-based discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a wholly-owned subsidiary of CBI. Through November 2, 2009, CBI also provided services through CBI Services and Fairfax Identity Laboratories (“FIL”), two divisions that were sold to Bostwick Laboratories, Inc. (“Bostwick”) effective November 2, 2009.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. The sale closed on April 29, 2011.

In addition, the Company has a non-binding sales agreement for the purchase of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

Mimotopes is shown in the Consolidated Balance Sheet and Consolidated Statement of Operations as discontinued operations.

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

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. The sale closed on April 29, 2011. With the sale of Mimotopes complete, the Company does not have any operating units or subsidiaries.

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

Total losses for the Company were $80,560 and $255,053 for the quarters ended March 31, 2011 (the “2011 Quarter) and 2010 (the “2010 Quarter”), respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the 2011 Quarter and 2010 Quarter, losses from continuing operations were $156,651 and $263,378, respectively. Income resulting from the discontinued operations in the 2011 Quarter and 2010 Quarter was $76,091 and $8,325, respectively.

The Company generated negative cash flows of $43,846 and $270,264 in the 2011 Quarter and 2010 Quarter, respectively. Net working capital as of March 31, 2011 and December 31, 2010 was ($1,069,109) and ($1,065,096), respectively. The negative working capital is primarily due to continuing losses and debt obligations due within one year.

As of March 31, 2011, the Company had $56,066 in cash and cash equivalents, which was a 43.9% decrease over the cash balance at December 31, 2010. This decrease was primarily due to continued operating losses.

Cash provided by (used in) operating activities was $5,115 and (199,268) in the 2011 Quarter and 2010 Quarter, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

The Company did not engage in any investing activities during the 2011 Quarter or the 2010 Quarter.

Cash used by financing activities for the 2011 Quarter and the 2010 Quarter was $48,961 and $70,996, respectively. This change was primarily the result of reduced principal payments on the Company’s mortgage.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Estimated net proceeds to be received by the Company are as follows:

Proceeds escrowed at closing	$850,000
Estimated Payoff PIPE Investor Notes	(675,000)
Break fee to losing bidder	(24,000)
Estimated Expenses	(25,000)

Estimated net proceeds	$126,000

In addition, the Company has a non-binding sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

During the last year, the Company’s business has undergone substantial changes in relation to size, scale and scope of activities. Now that the sale of Mimotopes is complete, the Company has no operating units or subsidiaries.

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

Results of Operations

Three Months Ended March 31, 2011 (the “2011 Quarter) Compared with Three Months Ended March 31, 2010 (the “2010 Quarter).

Revenues

Total revenues were $148,495 and $144,873 during the 2011 Quarter and 2010 Quarter, respectively. Revenues consist solely of rental income received from Bostwick for the lease of office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. This lease commenced in November 2009. The small increase in rental revenues during the 2011 Quarter is due to escalation in the monthly rents commencing November 2010.

Chapter 11 Expenses

Chapter 11 expenses relate solely to the retainer paid to the Company’s bankruptcy attorneys prior to filing the Chapter 11 petition.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $139,003, or 39.0%, from $356,513 in the 2010 Quarter to $217,510 in 2011 Quarter. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of CBI Services and FIL in November 2009. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense was fairly consistent at $67,636 and $65,065 for the 2011 Quarter and 2010 Quarter, respectively. During the first two weeks and January 2010, the PIPE investors converted $462,631 in principal and $34,452 in accrued interest into 993,626 shares of the Company’s common stock.

Discontinued Operations

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $875,000. The sale closed on April 29, 2011. Estimated net proceeds to be received by the Company are as follows:

Proceeds escrowed at closing	$850,000
Estimated Payoff PIPE Investor Notes	(675,000)
Break fee to losing bidder	(24,000)
Estimated Expenses	(25,000)

Estimated net proceeds	$126,000

Mimotopes is shown in the Consolidated Balance Sheet and Consolidated Statement of Operations as a discontinued operation.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

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

Total losses for the Company were $80,560 and $255,053 for the quarters ended March 31, 2011 (the “2011 Quarter) and 2010 (the “2010 Quarter”), respectively. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve. For the 2011 Quarter and 2010 Quarter, losses from continuing operations were $156,651 and $263,378, respectively. Income resulting from the discontinued operations in the 2011 Quarter and 2010 Quarter was $76,091 and $8,325, respectively.

The Company generated negative cash flows of $43,846 and $270,264 in the 2011 Quarter and 2010 Quarter, respectively. Net working capital as of March 31, 2011 and December 31, 2010 was ($1,069,109) and ($1,065,096), respectively. The negative working capital is primarily due to continuing losses and debt obligations due within one year.

As of March 31, 2011, the Company had $56,066 in cash and cash equivalents, which was a 43.9% decrease over the cash balance at December 31, 2010. This decrease was primarily due to continued operating losses.

Cash provided by (used in) operating activities was $5,115 and (199,268) in the 2011 Quarter and 2010 Quarter, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

The Company did not engage in any investing activities during the 2011 Quarter or the 2010 Quarter.

Cash used by financing activities for the 2011 Quarter and the 2010 Quarter was $48,961 and $70,996, respectively. This change was primarily the result of reduced principal payments on the Company’s mortgage.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Estimated net proceeds to be received by the Company are as follows:

Proceeds escrowed at closing	$850,000
Estimated Payoff PIPE Investor Notes	(675,000)
Break fee to losing bidder	(24,000)
Estimated Expenses	(25,000)

Estimated net proceeds	$126,000

In addition, the Company has a non-binding sales agreement for the sale of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale is subject to acceptance and approval by the Bankruptcy Court. Management believes that this offer will be accepted as the “Stalking Horse” bid by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

During the last year, the Company’s business has undergone substantial changes in relation to size, scale and scope of activities. Now that the sale of Mimotopes is complete, the Company has no operating units or subsidiaries.

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

Rental Income is recognized when earned under the terms of the lease agreement.

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

Corporate Guidance

As a consequence of the Sarbanes-Oxley Act and rules approved by The Securities and Exchange Commission (SEC), CBI implemented the following: to

•	CBI’s Board is composed of four independent and three Insider directors.

•	Only independent directors serve on the three principal committees: Audit, Compensation and Nominating.

•

All the independent directors, Mr. Samuel P. Sears, Mr. James Causey, and Mr. Eric V. Tao who serve on the Audit Committee, meet all of the requirements as defined by the SEC for being a “financial expert.”

•	CBI has adopted a formal Corporate Code of Conduct. Copies are available on request from the Company or on the Company’s website at www.cbi-biotech.com.

On March 11, 2011, the Board voted to remove Mr. William X. Guo as Chairman of the Board. In addition, the Board voted to remove Mr. William X. Guo from the Board. However, removal from the Board requires approval by the Company’s stockholders.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Operating Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2011 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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