Form 10-Q
period 2011-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2011-08-22
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 22, 2011, 12,660,504 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$98,834	$99,912
Investments	527	527
Accounts receivable, net	7,737	—
Other current assets	17,966	3,735
Assets of discontinued operations	—	2,268,071

Total current assets	125,064	2,372,245

Property and Equipment, net	4,459	5,432

Other Assets
Assets held for sale	3,690,749	3,769,712

Total other assets	3,690,749	3,769,712

Total Assets	$3,820,272	$6,147,389

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$57,183	$12,853
Loan from corporate officer	16,673	—
Accrued payroll liabilities	114,234	12,969
Liabilities of discontinued operations	—	995,874

Total current liabilities	188,090	1,021,696

Total Liabilities Not Subject to Compromise	188,090	1,021,696

Liabilities Subject to Compromise
Debt plus accrued interest	2,960,106	3,726,052
Priority claims	35,175	35,175
Accounts payable and other unsecured creditors	516,849	512,196
Deferred revenue	75,000	128,434
Rent deposit	144,873	144,873
Other liabilities	78,194	177,922

Total Liabilities Subject to Compromise	3,810,197	4,724,652

Total Liabilities	3,998,287	5,746,348

Commitments, and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2011- 12,660,504 2010 - 9,906,338 issued and outstanding	—	—
Additional paid-in-capital	26,221,816	26,119,191
Restricted stock	—	—
Other comprehensive income	—	652,927
Accumulated deficit	(26,399,831)	(26,371,077)

Total stockholders’ equity	(178,015)	401,041

Total Liabilities and Stockholders’ Equity (Deficit)	$3,820,272	$6,147,389

See accompanying summary of accounting policy and notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues
Rental income	$148,495	$147,287	$296,990	$315,705

Total revenues	148,495	147,287	296,990	315,705

Operating costs and expenses
Chapter 11 expenses	14,498	—	34,498	—
General and administrative	159,772	231,610	377,282	587,982

Total Operating Costs and Expenses	174,270	231,610	411,780	587,982

Operating loss	(25,775)	(84,323)	(114,790)	(272,277)

Other income (expense)
Interest expense	(72,888)	(48,256)	(140,524)	(113,321)
Loss on deconsolidation of subsidiary	(575,026)	—	(575,026)	—
Realized gains	764,239	—	764,239	—
Other income	434	—	434	(9,273)

Total other income (expense)	116,759	(48,256)	49,123	(122,594)

Income (loss) from continuing operations	90,984	(132,579)	(65,667)	(394,871)

Income (loss) from operating discontinued operations	(39,177)	(85,697)	36,914	(78,458)

Total income (loss) from discontinued operations	(39,177)	(85,697)	36,914	(78,458)

Net income (loss)	$51,807	$(218,276)	$(28,753)	$(473,329)

Basic and diluted loss per common share from continued operations	$—	$(0.02)	$—	$(0.05)

Basic and diluted income (loss) per common share from discontinued operation	$—	$—	$—	$—

Basic and diluted loss per common share after discontinued operation	$—	$(0.02)	$—	$(0.05)

See accompanying summary of accounting policy and notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(28,753)	$(473,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,936	95,501
Net gain on the deconsolidation of Mimotopes	(189,214)	—
Stock-based compensation	—	6,000
Expenses satisfied with the issuance of stock	35,000	93,952
(Income) Loss from discontinued operations	(36,914)	78,458
Changes in:
Other current assets	9,672
Accounts receivable	11,661	127,472
Accounts payable and other current liabilities	(21,788)	(37,382)

Net cash used in operating activities	(140,400)	(109,328)

Cash flows from investing activities:
Proceeds from the sale of Mimotopes	826,000	—

Net cash provided by investing activities	826,000	—

Cash flows from financing activities:
Principal payments on long term debt	(679,447)	(141,505)
Issuance of common stock	—	1,000
Principal payments on loan from corporate officer	(7,231)	—

Net cash used in financing activities	(686,678)	(140,505)

Effects of exchange rates	—	(20,560)

Net decrease in cash and cash equivalents	(1,078)	(270,393)
Cash and cash equivalents, beginning of period	99,912	692,092

Cash and cash equivalents, end of period	$98,834	$421,699

Supplemental disclosure of cash flow information
Cash payments for interest	$64,000	$71,000
Non-cash investing and financing activities
Debt reduction through issuance of stock	$—	$462,000
Expenses satisfied with the issuance of stock	$85,625	$94,000
Accrued expenses satisfied with the issuance of stock	$17,000	$—
Prepaid expenses satisfied with note payable	$23,905	$—

See accompanying summary of accounting policy and notes to financial statements

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

Total income (losses) for the Company were $51,807 and $(218,276) for the quarters ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”), respectively. For the six month period ending June 30, 2011 (the “2011 Period”), the Company generated a net loss of $28,753, as compared to a net loss of $473,329 for the six month period ending June 30, 2010 (the “2010 Period”). This change was primarily due to the net gain of approximately $189,000 resulting from the sale and deconsolidation of the Company’s Australian subsidiary. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve.

The Company generated negative cash flows of $1,078 and $270,393 in the 2011 Period and 2010 Period, respectively. Net working capital as of June 30, 2011 and December 31, 2010 was approximately ($63,000) and $1,350,000, respectively. The overall improvement in working capital in comparison to prior periods is primarily a result of liabilities subject to compromise being classified as long-term liabilities which includes debt previously classified as current liabilities in the consolidated balance sheet.

The Company had $98,834 and $99,912 in cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively.

Cash used in operating activities was $140,400 and $109,328 in the 2011 and 2010 Periods, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

Cash provided by investing activities relates solely to cash received from the sale of Mimotopes of approximately $826,000.

Cash used by financing activities for the 2011 and 2010 Periods was $686,678 and $140,505, respectively. This change was primarily the result of the pay off of the PIPE investor notes from a portion of the proceeds from the sale of Mimotopes.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were as follows:

Proceeds escrowed at closing	$850,000
Payoff PIPE Investor Notes	(700,000)
Legal costs	(20,000)
Break fee to losing bidder	(24,000)

Net proceeds	$106,000

In addition, land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. Any sale is subject to acceptance and approval by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Consequently, Mimotopes was deconsolidated during the second quarter of 2011.

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

FASB Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company’s Management has evaluated the impact of this guidance to its consolidated financial statements. Management is not aware of any material uncertain tax positions, and has not accrued the effect of any uncertain tax positions as of June 30, 2011 and December 31, 2010. The Company’s tax returns are subject to examination by the taxing authorities, generally for a period of three years from the date they are filed. With few exceptions, the Company is no longer subject to income tax examinations by federal, state or local tax authorities for years before 2007. The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 12,542,189 and 9,906,338 for the three months ended June 30, 2011 and 2010, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 11,712,553 and 9,821,040 for the six months ended June 30, 2011 and 2010, respectively. (see Note 5).

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

Reclassifications

Certain reclassifications were made to the consolidated financial statements for the quarter ended June 30, 2010 to conform to the quarter ended June 30, 2011 presentation.

NOTE 3. CHAPTER 11 INFORMATION

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were as follows:

Proceeds escrowed at closing	$850,000
Payoff PIPE Investor Notes	(700,000)
Legal costs	(20,000)
Break fee to losing bidder	(24,000)

Net proceeds	$106,000

In addition, land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. Any sale is subject to acceptance and approval by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

The following Debtor-in-Possession Balance Sheet excludes the accounts of Mimotopes which are included in the Consolidated Balance Sheet as a discontinued operation. The assets and liabilities of Mimotopes are not included in the Bankruptcy filing.

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Balance Sheet

As of June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$98,834
Investments	527
Accounts receivable, net	7,737
Other current assets	17,966
Assets of discontinued operations	—

Total current assets	125,064

Property and Equipment, net	4,459

Other Assets
Assets held for sale	3,690,749

Total other assets	3,690,749

Total Assets	$3,820,272

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$57,183
Loan from corporate officer	16,673
Accrued payroll liabilities	114,234
Liabilities of discontinued operations	—

Total current liabilities	188,090

Total Liabilities Not Subject to Compromise	188,090

Liabilities Subject to Compromise
Debt plus accrued interest	2,960,106
Priority claims	35,175
Accounts payable and other unsecured creditors	516,849
Deferred revenue	75,000
Rent deposit	144,873
Other liabilities	78,194

Total Liabilities Subject to Compromise	3,810,197

Total Liabilities	3,998,287

Commitments, and contingencies	—
Stockholders’ equity (deficit)
Prepetition stockholders’ equity	4,682,078
Postpetition issuance of restricted stock	67,625
Postpetition accumulated deficit	(4,927,718)

Total stockholders’ equity	(178,015)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,820,272

See accompanying summary of accounting policy and notes to financial statements

The following Debtor-in-Possession Statement of Operations excludes the accounts of Mimotopes which are included in the Consolidated Statement of Operations as a discontinued operation:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statement of Operations

	January 20, 2011 through March 31, 2011	Three Month Period Ending June 30, 2011	Six Month Period Ending June 30, 2011
Revenues
Rental income	$98,997	$148,495	$247,492

Total revenues	98,997	148,495	247,492

Operating costs and expenses
Chapter 11 expenses	20,000	14,498	34,498
General and administrative	81,906	159,772	241,678

Total Operating Costs and Expenses	101,906	174,270	276,176

Operating loss	(2,909)	(25,775)	(28,684)

Other expense
Interest expense	(48,026)	(72,888)	(120,914)
Loss on deconsolidation of subsidiary	—	(575,026)	(575,026)
Realized gains	—	764,239	764,239
Other income	—	434	434

Total other expense	(48,026)	116,759	68,733

Postpetition income (loss)	$(50,935)	$90,984	$40,049

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

Stock-based compensation expense related to employee stock options recognized under ASC 718 for the three months ended June 30, 2011 and 2010 was approximately $0 and $3,000, respectively. As of June 30, 2011, total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and six month periods ended June 30, 2011 was $0. During the six months ended June 30, 2011, the Company did not receive cash from the exercise of stock awards.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718 for the three and six month periods ending June 30, 2011 and 2010.

For the Three Months Ending June 30,
	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price

Options and warrants outstanding, beginning of quarter	433,012	$4.48	517,092	$4.45

Granted	—	—	—	—

Exercised	—	—	—	—

Expired	—	—	—	—

Options and warrants outstanding, end of quarter	433,012	$4.48	517,092	$4.45

Options and warrants exercisable, end of year	433,012	$4.48	517,092	$4.45

Weighted -average fair value per option and warrants granted during the year		$—		$—

For the Six Months Ending June 30,
	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price

Options and warrants outstanding, beginning of quarter	433,012	$4.48	757,089	$4.43

Granted	—	—	10,000	0.50

Exercised	—	—	—	—

Expired	—	—	(249,997)	4.24

Options and warrants outstanding, end of quarter	433,012	$4.48	517,092	$4.45

Options and warrants exercisable, end of year	433,012	$4.48	517,092	$4.45

Weighted -average fair value per option and warrants granted during the year		$—		$0.48

The assumptions used to determine the weighted average fair value per option granted are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Assumptions:

Expected volatility	—	—	—	120.49%

Expected annual dividend yield	—	—	—	0.00%

Risk free rate of return	—	—	—	2.61%

Expected option term (years)	—	—	—	10

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

The Class A Warrants expire on May 31, 2013. The Class B Warrants expired on December 31, 2009.

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

	Three Months Ending June 30,
Basic and diluted loss per share:
	2011	2010
Income (loss) from continuing operations	$90,984	$(132,579)
Loss from discontinued operations	(39,177)	(85,697)

Net income (loss)	$51,807	$(218,276)

Basic and diluted loss per common share from continued operations	$—	$(0.02)

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$—	$(0.02)

Weighted average share outstanding	12,542,189	9,906,338

	Six Months Ending June 30,
Basic and diluted loss per share:
	2011	2010
Loss from continuing operations	$(65,667)	$(394,871)
Loss from discontinued operations	36,914	(78,458)

Net loss	$(28,753)	$(473,329)

Basic and diluted loss per common share from continued operations	$—	$(0.05)

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$—	$(0.05)

Weighted average share outstanding	11,712,553	9,821,040

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss, net of tax, for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Income (Loss)	$51,807	$(218,276)	$(28,753)	$(473,329)
FX Adjustments	—	(104,407)	—	(83,854)

Total Comprehensive Income (Loss)	$51,807	$(322,683)	$(28,753)	$(557,183)

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

NOTE 8. ASSETS HELD FOR SALE

Land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. Any sale is subject to acceptance and approval by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations.

The Company currently has land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia listed for sale. These are shown as assets held for sale in the consolidated balance sheet. The sale is subject to acceptance and approval by the Bankruptcy Court. The net book value of these assets was $3,690,749 and $3,769,712 at June 30, 2011 and December 31, 2010, respectively. The components of net book value are as follows:

	June 30, 2011	December 31, 2010

Land	$403,919	$403,919
Building	5,230,369	5,230,369

	5,634,288	5,634,288
Accumulated Depreciation	(1,943,539)	(1,864,576)

	$3,690,749	$3,769,712

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

The Class A Warrants expire on May 31, 2013. The Class B Warrants expired on December 31, 2009.

On June 22, 2009, the registrant completed the issuance of an aggregate principal amount of $369,950 of subordinated notes (the “Notes”) convertible into shares of the registrant’s common stock, without par value per share (“Common Stock”), to 6 institutional investors (the “PIPE Investors”). The Notes matured on December 31, 2009, and carried an interest rate of 8% per annum. Prior to maturity, a holder of a Note may convert such Note into shares of the registrant’s Common Stock at a conversion price of $0.50 per share. The purchase price for the Notes was paid by the partial surrender of certain outstanding promissory notes and deemed payment of interest in connection therewith. According to the registrant’s transfer agent, on June 22, 2009, the registrant had issued and outstanding 7,416,896 shares of common stock. The amount of common stock underlying the Notes represents less than 9.99% of the registrant’s issued and outstanding common stock on June 22, 2009. All shares were exercised and no additional interest will be accrued for the rest of the year.

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

On April 26, 2011, a portion of the proceeds from the sale of Mimotopes was used to pay off the PIPE investors. This pay off was comprised of the following:

Principal	$533,000
Accrued Interest	163,000
Legal Costs	20,000

$716,000

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

No notices of conversion were received during the six month period ended June 30, 2011.

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

Mortgage with Financial Institution

The Company’s mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratios. At June 30, 2011, the Company was in violation of covenants; however, the Company was granted a waiver of the covenants by the bank through December 31, 2011.

Current and long-term maturities are as follows:

	June 30, 2011	December 31, 2010

Current maturities of long term debt	$292,500	$292,500
Long term debt less current maturities	2,017,726	2,164,134

	$2,310,226	$2,456,634

NOTE 10. RELATED PARTY LOAN

On March 9, 2011, the Company’s current Chief Executive Officer loaned the Company $23,904 to purchase D&O and Workman’s Compensation Insurance. This transaction was approved by the Bankruptcy Court. The loan has an interest rate of 5%. Monthly payments of principal and interest began on April 9, 2011. This loan matures on January 9, 2012.

NOTE 11. DISCONTINUED OPERATIONS

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Mimotopes is shown as a discontinued operation in the Consolidated Balance Sheet at December 31, 2011. During the second quarter of 2011, Mimotopes was deconsolidated resulting in a net gain of approximately $189,000.

Mimotopes Assets and Liabilities of Discontinued Operations:

	June 30,	December 31,
	2011	2010
Assets
Cash	$—	$91,825
Accounts receivable (1)	—	414,211
Other assets	—	1,163
Restricted cash	—	111,178

	—	618,377

Building	—	1,932,699
Furniture and Fixtures	—	266,614
Office equipment	—	189,605
Lab equipment	—	949,981
Other	—	17,339

	—	3,356,238
Accumulated depreciation	—	(1,706,544)

	—	1,649,694

Total assets of discontinued operations	$—	$2,268,071

Liabilities
Accounts payable	$—	$443,283
Accrued payroll liabilities	—	281,534
Other liabilities	—	271,057

Total liabilities of discontinued operations	$—	$995,874

(1)	Related Party Transaction: Includes a receivable of approximately $41,000 that is due from the Chairman of the Board of Mimotopes.

Mimotopes - Income from Operating Discontinued Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$191,024	$746,322	$895,651	$707,790

Cost of services	140,080	528,483	593,009	430,546

Gross profit	50,944	217,839	302,642	277,244

Sales, general and administrative	122,027	437,944	393,303	296,909

Operating loss	(71,083)	(220,105)	(90,661)	(19,665)

Other Income, net	31,906	134,408	127,575	98,123

Income (loss) from operating discontinued operations	$(39,177)	$(85,697)	$36,914	$78,458

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

In December 2010, the Board of Directors approved a resolution allowing officers of the Company to receive restricted stock in lieu of cash compensation. In March 2011, 1,687,500 restricted shares were issued to the Company’s CEO under this arrangement. The market value of these shares was approximately $51,000. The issuance of these shares resulted in a $51,000 reduction in accrued payroll liabilities that were included in the consolidated balance sheet at December 31, 2010. In April 2011, 566,666 restricted shares were issued to two independent directors under this arrangement. The market value of these shares was approximately $17,000. The issuance of these shares resulted in a $17,000 reduction in other current liabilities that were included in the consolidated balance sheet at June 30, 2011.

NOTE 14. SALE OF MIMOTOPES

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were as follows:

Proceeds escrowed at closing	$850,000
Payoff PIPE Investor Notes	(700,000)
Legal costs	(20,000)
Break fee to losing bidder	(24,000)

Net proceeds	$106,000

This transaction resulted in a net gain of approximately $189,000. This gain is summarized as follows:

Loss on deconsolidation	$(575,026)
Recognition of other comprehensive income relating to Mimotopes foreign currency transactions	764,239

$189,213

In addition, the Company recorded a reduction to retained earnings of approximately $5,005,000. This represents the retained deficit balance of Mimotopes at December 31, 2010.

A current director of the Company is also a current director of Mimotopes. For financial reporting purposes, Mimotopes is no longer considered a related party.

NOTE 15. SUBSEQUENT EVENTS

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

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Mimotopes was deconsolidated during the second quarter of 2011.

In addition, the Company has land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia listed for sale. Any sale is subject to acceptance and approval by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

Total income (losses) for the Company were $51,807 and ($218,276) for the quarters ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”), respectively. For the six month period ending June 30, 2011 (the “2011 Period”), the Company generated a net loss of $28,753, as compared to a net loss of $473,329 for the six month period ending June 30, 2010 (the “2010 Period”). This change was primarily due to the net gain of approximately $189,000 resulting from the sale and deconsolidation of the Company’s Australian subsidiary. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve.

The Company generated negative cash flows of $1,078 and $270,393 in the 2011 Period and 2010 Period, respectively. Net working capital as of June 30, 2011 and December 31, 2010 was approximately ($63,000) and $1,350,000, respectively. The overall improvement in working capital in comparison to prior periods is primarily a result of liabilities subject to compromise being classified as long-term liabilities which includes debt previously classified as current liabilities in the consolidated balance sheet.

The Company had $98,834 and $99,912 in cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively.

Cash used in operating activities was $140,400 and $109,328 in the 2011 and 2010 Periods, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

Cash provided by investing activities relates solely to cash received from the sale of Mimotopes of approximately $826,000.

Cash used by financing activities for the 2011 and 2010 Periods was $686,678 and $140,505, respectively. This change was primarily the result of the pay off of the PIPE investor notes from a portion of the proceeds from the sale of Mimotopes.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were as follows:

Proceeds escrowed at closing	$850,000
Payoff PIPE Investor Notes	(700,000)
Legal costs	(20,000)
Break fee to losing bidder	(24,000)

Net proceeds	$106,000

In addition, land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. Any sale is subject to acceptance and approval by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

Results of Operations

Three Months Ended June 30, 2011 (the “2011 Quarter) Compared with Three Months Ended June 30, 2010 (the “2010 Quarter).

Revenues

Total revenues were $148,495 and $147,287 during the 2011 Quarter and 2010 Quarter, respectively. Revenues consist solely of rental income received from Bostwick for the lease of office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. This lease commenced in November 2009.

Chapter 11 Expenses

Chapter 11 expenses relate solely legal costs incurred in relation to the Company’s bankruptcy petition that was filed in January 2011.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $71,838 or 31.0%, from $231,610 in the 2010 Quarter to $159,772 in 2011 Quarter. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of CBI Services and FIL in November 2009. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense increased $24,632, or 51.0%, from $48,256 in the 2010 Quarter to $72,888 during the 2011 Quarter. This increase was a result of the interest rate on the PIPE investor notes increasing from 10% to 12% as a result of the note being in default.

Sale of Mimotopes

The sale of Mimotopes resulted in a net gain of approximately $189,000. This gain was a result of a loss of $575,026 on the deconsolidation of Mimotopes, offset by a realized gain on the recognition of other comprehensive income relating to Mimotopes foreign exchange transactions.

Discontinued Operations

Discontinued operations consists solely of the operation of Mimotopes during the 2010 Quarter. As a result of the sale of Mimotopes in April 2011, Mimotopes was deconsolidated during the second quarter of 2011.

Six Months Ended June 30, 2011 (the “2011 Period”) Compared with Six Months Ended June 30, 2010 (the “2010 Period”).

Revenues

Total revenues were $296,990 and $315,705 during the 2011 and 2010 Period, respectively. Revenues consist solely of rental income received from Bostwick for the lease of office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. This lease commenced in November 2009.

Chapter 11 Expenses

Chapter 11 expenses relate solely legal costs incurred in relation to the Company’s bankruptcy petition that was filed in January 2011.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $210,700, or 35.8%, from $587,982 in the 2010 Period to $377,282 in the 2011 Period. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of CBI Services and FIL in November 2009. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense increased $27,203, or 24.0%, from $113,321 in the 2010 Period to $140,524 during the 2011 Period. This increase was a result of the interest rate on the PIPE investor notes increasing from 10% to 12% as a result of the note being in default.

Sale of Mimotpes

The sale of Mimotopes resulted in a net gain of approximately $189,000. This gain was a result of a loss of $575,026 on the deconsolidation of Mimotopes, offset by a realized gain on the recognition of other comprehensive income relating to Mimotopes foreign exchange transactions.

Discontinued Operations

Discontinued operations consists solely of the operation of Mimotopes during the 2010 Quarter. As a result of the sale of Mimotopes in April 2011, Mimotopes was deconsolidated during the second quarter of 2011.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total income (losses) for the Company were $51,807 and ($218,276) for the quarters ended June 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”), respectively. For the six month period ending June 30, 2011 (the “2011 Period”), the Company generated a net loss of $28,753, as compared to a net loss of $473,329 for the six month period ending June 30, 2010 (the “2010 Period”). This change was primarily due to the net gain of approximately $189,000 resulting from the sale and deconsolidation of the Company’s Australian subsidiary. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve.

The Company generated negative cash flows of $1,078 and $270,393 in the 2011 Period and 2010 Period, respectively. Net working capital as of June 30, 2011 and December 31, 2010 was approximately ($63,000) and $1,350,000, respectively. The overall improvement in working capital in comparison to prior periods is primarily a result of liabilities subject to compromise being classified as long-term liabilities which includes debt previously classified as current liabilities in the consolidated balance sheet.

The Company had $98,834 and $99,912 in cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively.

Cash used in operating activities was $140,400 and $109,328 in the 2011 and 2010 Periods, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

Cash provided by investing activities relates solely to cash received from the sale of Mimotopes of approximately $826,000.

Cash used by financing activities for the 2011 and 2010 Periods was $686,678 and $140,505, respectively. This change was primarily the result of the pay off of the PIPE investor notes from a portion of the proceeds from the sale of Mimotopes.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were as follows:

Proceeds escrowed at closing	$850,000
Payoff PIPE Investor Notes	(700,000)
Legal costs	(20,000)
Break fee to losing bidder	(24,000)

Net proceeds	$106,000

In addition, land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. Any sale is subject to acceptance and approval by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Operating Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2011 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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