Form 10-Q
period 2011-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2011-11-14
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011, 12,660,504 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$69,588	$99,912
Investments	527	527
Accounts receivable, net	7,738	—
Other current assets	8,724	3,735
Assets of discontinued operations	—	2,268,071

Total current assets	86,576	2,372,245

Property and Equipment, net	4,011	5,432

Other Assets
Assets held for sale	3,651,268	3,769,712

Total other assets	3,651,268	3,769,712

Total Assets	$3,741,856	$6,147,389

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$69,969	$12,853
Loan from corporate officer	4,418	—
Accrued payroll liabilities	123,682	12,969
Liabilities of discontinued operations	—	995,874

Total current liabilties	198,069	1,021,696

Total Liabilities Not Subject to Compromise	198,069	1,021,696

Liabilities Subject to Compromise
Debt plus accrued interest	2,898,265	3,726,052
Priority claims	35,175	35,175
Accounts payable and other unsecured creditors	542,717	512,196
Deferred revenue	75,000	128,434
Rent deposit	144,873	144,873
Other liabilities	61,811	177,922

Total Liabilities Subject to Compromise	3,757,842	4,724,652

Total Liabilities	3,955,911	5,746,348

Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2011 - 12,660,504 2010 - 9,906,338 issued and outstanding	—	—
Additional paid-in-capital	26,221,816	26,119,191
Restricted stock	—	—
Other comprehensive income	—	652,927
Accumulated deficit	(26,435,871)	(26,371,077)

Total stockholders’ equity (deficit)	(214,055)	401,041

Total Liabilities and Stockholders’ Equity (Deficit)	$3,741,856	$6,147,389

See accompanying summary of accounting policies and notes to financial statements

Commonwealth Biotechnologies, Inc.

Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues
Rental income	$148,495	$144,873	$445,485	$460,579

Total revenues	148,495	144,873	445,485	460,579

Operating costs and expenses
Chapter 11 expenses	—	—	34,498	—
General and administrative	141,132	188,690	518,414	776,672

Total Operating Costs and Expenses	141,132	188,690	552,912	776,672

Operating income (loss)	7,363	(43,817)	(107,427)	(316,093)

Other income (expense)
Interest expense	(43,404)	(59,587)	(183,929)	(170,387)
Loss on deconsolidation of subsidiary	—	—	(575,026)	—
Realized gains	—	—	764,239	—
Other income	—	12,623	434	—

Total other income (expense)	(43,404)	(46,964)	5,718	(170,388)

Income (loss) from continuing operations	(36,041)	(90,781)	(101,709)	(486,481)

Income (loss) from operating discontinued operations	—	(147,304)	36,914	(224,934)

Total income (loss) from disconintued operations	—	(147,304)	36,914	(224,934)

Net income (loss)	$(36,041)	$(238,085)	$(64,795)	$(711,414)

Basic and diluted loss per common share from continued operations	$—	$(0.01)	$(0.01)	$(0.05)

Basic and diluted income (loss) per common share from discontinued operation	$—	$(0.01)	$—	$(0.02)

Basic and diluted loss per common share after discontinued operation	$—	$(0.02)	$(0.01)	$(0.07)

See accompanying summary of accounting policies and notes to financial statements

COMMONWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(64,795)	$(711,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,866	135,483
Net gain on the deconsolidation of Mimotopes	(189,214)	—
Stock-based compensation	—	6,000
Expenses satisfied with the issuance of stock	35,000	93,952
(Income) loss from discontinued operations	(36,914)	224,934
Changes in:
Other current assets	18,914	(2,219)
Accounts receivable	11,660	119,460
Accounts payable and other current liabilities	22,433	(104,985)

Net cash provided by (used in) operating activities	(83,050)	(238,789)

Cash flows from investing activities:
Proceeds from the sale of Mimotopes	826,000	—

Net cash provided by investing activities	826,000	—

Cash flows from financing activities:
Principal payments on long term debt	(753,788)	(141,505)
Issuance of common stock	—	1,000
Principal payments on loan from Corporate Officer	(19,486)	—

Net cash provided by (used in) financing activities	(773,274)	(140,505)

Effects of exchange rates	—	(20,560)

Net decrease in cash and cash equivalents	(30,324)	(399,854)
Cash and cash equivalents, beginning of period	99,912	692,092

Cash and cash equivalents, end of period	$69,588	$292,238

Supplemental disclosure of cash flow information
Cash payments for interest	$146,000	$71,000
Non-cash investing and financing activities
Debt reduction through issuance of stock	$—	$462,000
Prepaid expenses satisfied with note payable	$23,905	$—
Expenses satisfied with the issuance of stock	$35,000	$94,000
Accrued expenses satisfied with the issusance of stock	$68,000	$—

See accompanying summary of accounting policies and notes to financial statements

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

Total income (losses) for the Company were ($36,041) and ($238,085) for the quarters ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”), respectively. For the nine month period ending September 30, 2011 (the “2011 Period”), the Company generated a net loss of ($64,795), as compared to a net loss of ($711,414) for the nine month period ending September 30, 2010 (the “2010 Period”). This change was primarily due to the net gain of approximately $189,000 resulting from the sale and deconsolidation of the Company’s Australian subsidiary. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve.

The Company generated negative cash flows of $30,324 and $399,854 in the 2011 Period and 2010 Period, respectively. Net working capital as of September 30, 2011 and December 31, 2010 was approximately ($171,000) and $1,350,000, respectively. The overall improvement in working capital in comparison to prior periods is primarily a result of liabilities subject to compromise being classified as long-term liabilities which includes debt previously classified as current liabilities in the consolidated balance sheet.

The Company had $69,588 and $99,912 in cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively.

Cash used in operating activities was $83,050 and $238,789 in the 2011 and 2010 Periods, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

Cash provided by investing activities relates solely to cash received from the sale of Mimotopes of approximately $826,000.

Cash used by financing activities for the 2011 and 2010 Periods was $773,274 and $140,505, respectively. This change was primarily the result of the pay off of the PIPE investor notes from a portion of the proceeds from the sale of Mimotopes.

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

In addition, land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. On November 10, 2011 the Bankruptcy Court gave approval for management to pursue a sale at auction. The auction is scheduled for December 5, 2011. The minimum bid price is $3,000,000. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

FASB Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company’s Management has evaluated the impact of this guidance to its consolidated financial statements. Management is not aware of any material uncertain tax positions, and has not accrued the effect of any uncertain tax positions as of September 30, 2011 and December 31, 2010. The Company’s tax returns are subject to examination by the taxing authorities, generally for a period of three years from the date they are filed. With few exceptions, the Company is no longer subject to income tax examinations by federal, state or local tax authorities for years before 2007. The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Loss per Common Share

Basic loss per common share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 12,660,504 and 9,906,338 for the three months ended September 30, 2011 and 2010, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 11,921,997 and 9,849,785 for the nine months ended September 30, 2011 and 2010, respectively.

Employee Stock Plans

The Company adopted a Stock Incentive Plan on September 24, 1997. The Plan provides for granting to employees, officers, directors, consultants and certain other non-employees of the Company options to purchase shares of common stock. This plan has expired and no additional shares may be issued.

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

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 825-10-65-1”). This FSP relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107 (ASC Topic 825-10), “Disclosures about Fair Value of Financial Instruments”. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. FSP 107-1 is effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In September 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was primarily codified into FASB ASC Topic 810, “Consolidation”. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted this standard during the first quarter of 2010. Its adoption did not have a significant impact on the Company’s results of operations or consolidated financial statements.

In September 2009, the FASB issued revisions to ASC 860-10, ASC 860-40, ASC 860-50 which enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and the company’s continuing involvement in transferred assets. This statement removes the concept of qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. The Company adopted this standard during the first quarter of 2010. Its adoption did not have a significant impact on the Company’s results of operations or consolidated financial statements.

Reclassifications

Certain reclassifications were made to the consolidated financial statements for the quarter ended September 30, 2010 to conform to the quarter ended September 30, 2011 presentation.

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

Commonwealth Biotechnologies, Inc.

Debotor-n-Possession Balance Sheet

As of September 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$69,588
Investments	527
Accounts receivable, net	7,737
Other current assets	8,724
Assets of discontinued operations	—

Total current assets	86,576

Property and Equipment, net	4,011

Other Assets
Assets held for sale	3,651,268

Total other assets	3,651,268

Total Assets	$3,741,856

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$69,969
Loan from corporate officer	4,418
Accrued payroll liabilities	123,682

Total current liabilities	198,069

Total Liabilities Not Subject to Compromise	198,069

Liabilities Subject to Compromise
Debt plus accrued interest	2,898,265
Priority claims	35,175
Accounts payable and other unsecured creditors	542,717
Deferred revenue	75,000
Rent deposit	144,873
Other liabilities	61,811

Total Liabilities Subject to Compromise	3,757,842

Total Liabilities	3,955,911

Commitments, and contingencies	—
Stockholders’ equity (deficit)
Prepetition stockholders’ equity	4,682,078
Postpetition issuance of restricted stock	67,625
Postpetition accumulated deficit	(4,963,758)

Total stockholders’ equity (deficit)	(214,055)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,741,856

See accompanying summary of accounting policy and notes to financial statements

The following Debtor-in-Possession Statement of Operations excludes the accounts of Mimotopes which are included in the Consolidated Statement of Operations as a discontinued operation:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statement of Operations

	Three Month Period Ended September 30, 2011	January 20, 2011 through September 30, 2011
Revenues
Rental income	$148,495	$395,987

Total revenues	148,495	395,987

Operating costs and expenses
Chapter 11 expenses	—	34,498
General and administrative	141,132	382,810

Total Operating Costs and Expenses	141,132	417,308

Operating income (loss)	7,363	(21,321)

Other income (expense)
Interest expense	(43,404)	(164,319)
Loss on deconsolidation of subsidiary	—	(575,026)
Realized gains	—	764,239
Other income	—	434

Total other income (expense)	(43,404)	25,328

Postpetition income (loss)	(36,041)	4,007

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

No stock-based compensation expense related to employee stock options recognized under ASC 718 was recognized for the three months ended September 30, 2011 and 2010. As of September 30, 2011, total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and nine month periods ended September 30, 2011 was $0. During the nine months ended September 30, 2011, the Company did not receive cash from the exercise of stock awards.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718 for the three and nine month periods ending September 30, 2011 and 2010.

For the Three Months Ending September 30,
	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price

Options and warrants outstanding, beginning of quarter	433,012	$4.48	517,092	$4.45

Granted	—	—	—	—

Exercised	—	—	—	—

Expired	—	—	(84,080)	4.30

Options and warrants outstanding, end of quarter	433,012	$4.48	433,012	$4.48

Options and warrants exercisable, end of year	433,012	$4.48	433,012	$4.48

Weighted - average fair value per option and warrants granted during the year		$—		$—

For the Nine Months Ending September 30,
	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price

Options and warrants outstanding, beginning of quarter	433,012	$4.48	757,089	$4.43

Granted	—	—	10,000	0.50

Exercised	—	—	—	—

Expired	—	—	(334,077)	4.26

Options and warrants outstanding, end of quarter	433,012	$4.48	433,012	$4.48

Options and warrants exercisable, end of year	433,012	$4.48	433,012	$4.48

Weighted - average fair value per option and warrants granted during the year		$—		$0.48

The assumptions used to determine the weighted average fair value per option granted are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Assumptions:

Expected volatility	—	—	—	122.24%

Expected annual dividend yield	—	—	—	0.00%

Risk free rate of return	—	—	—	2.65%

Expected option term (years)	—	—	—	10

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

	Three Months Ending September 30,
	2011	2010
Basic and diluted loss per share:
Loss from continuing operations	$(36,041)	$(90,781)
Loss from discontinued operations	—	(147,304)

Net loss	$(36,041)	$(238,085)

Basic and diluted loss per common share from continued operations	—	$(0.01)

Basic and diluted income per common share from discontinued operations	$—	$(0.01)

Basic and diluted loss per common share after discontinued operations	$—	$(0.02)

Weighted average share outstanding	12,660,504	9,906,338

	Nine Months Ending September 30,
	2011	2010
Basic and diluted loss per share:
Loss from continuing operations	$(101,709)	$(486,480)
Income (loss) from discontinued operations	36,914	(224,934)

Net loss	$(64,795)	$(711,414)

Basic and diluted loss per common share from continued operations	$(0.01)	$(0.05)

Basic and diluted income per common share from discontinued operations	$—	$(0.02)

Basic and diluted loss per common share after discontinued operations	$(0.01)	$(0.07)

Weighted average share outstanding	11,921,997	9,849,785

NOTE 6. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Income (Loss)	$(36,041)	$(238,085)	$(64,795)	$(711,414)
FX Adjustments	—	168,155	—	84,302

Total Comphrehensive Loss	$(36,041)	$(69,930)	$(64,795)	$(627,112)

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

The Company files income tax returns in U.S. federal jurisdiction and the Commonwealth of Virginia. The Company is no longer subject to U.S. or state tax examinations for years before 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

NOTE 8. ASSETS HELD FOR SALE

Land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. Any sale is subject to acceptance and approval by the Bankruptcy Court. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations.

The Company currently has land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia listed for sale. These are shown as assets held for sale in the consolidated balance sheet. The sale is subject to acceptance and approval by the Bankruptcy Court. The net book value of these assets was $3,651,268 and $3,769,712 at September 30, 2011 and December 31, 2010, respectively. The components of net book value are as follows:

	September	December 31,
	2011	2010

Land	$403,919	$403,919
Building	5,230,369	5,230,369

	5,634,288	5,634,288
Accumulated Depreciation	(1,983,020)	(1,864,576)

	$3,651,268	$3,769,712

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

This note matured on September 30, 2010 and was considered in default on July 1, 2010. Under the terms of the notes, the interest rate increased from 10% to 12% on July 1, 2010.

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

No notices of conversion were received during the nine month period ended September 30, 2011.

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

Mortgage with Financial Institution

The Company’s mortgage includes certain restrictive covenants, which require the Company to maintain minimum levels of the current ratio, debt to net worth and cash flow ratios. At September 30, 2011, the Company was in violation of covenants; however, the Company was granted a waiver of the covenants by the bank through December 31, 2011.

Current and long-term maturities are as follows:

	September 30, 2011	December 31, 2010

Current maturities of long term debt	$292,500	$292,500
Long term debt less current maturities	1,943,385	2,164,134

	$2,235,885	$2,456,634

NOTE 10. RELATED PARTY LOAN

On March 9, 2011, the Company’s current Chief Executive Officer loaned the Company $23,904 to purchase D&O and Workman’s Compensation Insurance. This transaction was approved by the Bankruptcy Court. The loan has an interest rate of 5%. Monthly payments of principal and interest began on April 9, 2011. This loan matures on Novmeber 9, 2012. At September 30, 2011 the principal balance on this note was $4,418.

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

Mimotopes Assets and Liabilities of Discontinued Operations:

	September 30,	December 31,
	2011	2010
Assets
Cash	$—	$91,825
Accounts receivable (1)	—	414,211
Other assets	—	1,163
Restricted cash	—	111,178

	—	618,377

Building	—	1,932,699
Furniture and Fixtures	—	266,614
Office equipment	—	189,605
Lab equipment	—	949,981
Other	—	17,339

	—	3,356,238
Accumulated depreciation	—	(1,706,544)

	—	1,649,694

Total assets of discontinued operations	$—	$2,268,071

Liabilities
Accounts payable	$—	$443,283
Accrued payroll liabilities	—	281,534
Other liabilities	—	271,057

Total liabilities of discontinued operations	$—	$995,874

(1)	Related Party Transaction: Includes a receivable of approximately $41,000 that is due from the Chairman of the Board of Mimotopes.

Mimotopes - Income from Operating Discontinued Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$665,232	$895,651	$2,236,954

Cost of services	—	486,313	593,009	1,549,748

Gross profit	—	178,919	302,642	687,206

Sales, general and administrative	—	384,860	393,303	1,245,704

Operating loss	—	(205,941)	(90,661)	(558,498)

Other Income	—	58,637	127,575	333,564

Income (loss) from operating discontinued operations	$—	$(147,304)	$36,914	$(224,934)

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

In December 2010, the Board of Directors approved a resolution allowing officers of the Company to receive restricted stock in lieu of cash compensation. In March 2011, 1,687,500 restricted shares were issued to the Company’s CEO under this arrangement. The market value of these shares was approximately $51,000. The issuance of these shares resulted in a $51,000 reduction in accrued payroll liabilities that were included in the consolidated balance sheet at December 31, 2010. In April 2011, 566,666 restricted shares were issued to two independent directors under this arrangement. The market value of these shares was approximately $17,000. The issuance of these shares resulted in a $17,000 reduction in other current liabilities that were included in the consolidated balance sheet at September 30, 2011.

NOTE 14. SALE OF MIMOTOPES

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds to be received by the Company were as follows:

Proceeds escrowed at closing	$850,000
Payoff PIPE Investor Notes	(700,000)
Legal costs	(20,000)
Break fee to losing bidder	(24,000)

Net proceeds	$106,000

This transaction resulted in a net gain of approximately $189,000. This gain is summarized as follows:

Loss on deconsolidation	$(575,026)
Recognition of other comprehensive incomerelating to Mimotopes foreign currency transactions	764,239

$189,213

In addition, the Company recorded a reduction to retained earnings of approximately $5,005,000. This represents the retained deficit balance of Mimotopes at December 31, 2010.

A current director of the Company is also a current director of Mimotopes. For financial reporting purposes, Mimotopes is no longer considered a related party.

NOTE 15. SUBSEQUENT EVENTS

On November 10, 2011 the Bankruptcy Court gave approval for management to pursue a sale at auction. The auction is scheduled for December 5, 2011. The minimum bid price is $3,000,000.

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

Going Concern

Total income (losses) for the Company were ($36,041) and ($238,085) for the quarters ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”), respectively. For the nine month period ending September 30, 2011 (the “2011 Period”), the Company generated a net loss of ($64,795), as compared to a net loss of ($711,414) for the nine month period ending September 30, 2010 (the “2010 Period”). This change was primarily due to the net gain of approximately $189,000 resulting from the sale and deconsolidation of the Company’s Australian subsidiary. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve.

The Company generated negative cash flows of $30,324 and $399,854 in the 2011 Period and 2010 Period, respectively. Net working capital as of September 30, 2011 and December 31, 2010 was approximately ($171,000) and $1,350,000, respectively. The overall improvement in working capital in comparison to prior periods is primarily a result of liabilities subject to compromise being classified as long-term liabilities which includes debt previously classified as current liabilities in the consolidated balance sheet.

The Company had $69,588 and $99,912 in cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively.

Cash used in operating activities was $83,050 and $238,789 in the 2011 and 2010 Periods, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

Cash provided by investing activities relates solely to cash received from the sale of Mimotopes of approximately $826,000.

Cash used by financing activities for the 2011 and 2010 Periods was $773,274 and $140,505, respectively. This change was primarily the result of the pay off of the PIPE investor notes from a portion of the proceeds from the sale of Mimotopes.

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

In addition, land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. On November 10, 2011 the Bankruptcy Court gave approval for management to pursue a sale at auction. The auction is scheduled for December 5, 2011. The minimum bid price is $3,000,000. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

Results of Operations

Three Months Ended September 30, 2011 (the “2011 Quarter) Compared with Three Months Ended September 30, 2010 (the “2010 Quarter).

Revenues

Total revenues were $148,495 and $144,873 during the 2011 Quarter and 2010 Quarter, respectively. Revenues consist solely of rental income received from Bostwick for the lease of office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. This lease commenced in November 2009.

Chapter 11 Expenses

No expenses were incurred that related directly to the Company’s Chapter 11 Bankruptcy filing.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $ 47,558 or 25.2%, from $188,690 in the 2010 Quarter to $141,132 in 2011 Quarter. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of CBI Services and FIL in November 2009. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a part-time consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense decreased $16,183, or 27.2%, from $59,587 in the 2010 Quarter to $43,404 during the 2011 Quarter. This decrease was a result of the pay off of the PIPE Investor Notes from a portion of the proceeds received on the sale of Mimotopes.

Nine Months Ended September 30, 2011 (the “2011 Period”) Compared with Nine Months Ended September 30, 2010 (the “2010 Period”).

Revenues

Total revenues were $445,485 and $437,033 during the 2011 and 2010 Period, respectively. Revenues consist solely of rental income received from Bostwick for the lease of office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. This lease commenced in November 2009.

Chapter 11 Expenses

Chapter 11 expenses relate solely legal costs incurred in relation to the Company’s bankruptcy petition that was filed in January 2011.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $258,258, or 33.3%, from $776,672 in the 2010 Period to $518,414 in the 2011 Period. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of CBI Services and FIL in November 2009. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense increased $11,019 or 6.4%, from $172,910 in the 2010 Period to $183,929 during the 2011 Period. This increase was a result of the interest rate on the PIPE investor notes increasing from 10% to 12% as a result of the note being in default.

Sale of Mimotopes

The sale of Mimotopes resulted in a net gain of approximately $189,000. This gain was a result of a loss of $575,026 on the deconsolidation of Mimotopes, offset by a realized gain on the recognition of other comprehensive income relating to Mimotopes foreign exchange transactions.

Discontinued Operations

Discontinued operations consists solely of the operation of Mimotopes until April 2011. As a result of the sale of Mimotopes in April 2011, Mimotopes was deconsolidated during the second quarter of 2011.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total income (losses) for the Company were ($36,041) and ($238,085) for the quarters ended September 30, 2011 (the “2011 Quarter”) and 2010 (the “2010 Quarter”), respectively. For the nine month period ending September 30, 2011 (the “2011 Period”), the Company generated a net loss of ($64,795), as compared to a net loss of ($711,414) for the nine month period ending September 30, 2010 (the “2010 Period”). This change was primarily due to the net gain of approximately $189,000 resulting from the sale and deconsolidation of the Company’s Australian subsidiary. Recent operating losses may continue into future periods and there can be no assurance by management that the Company’s financial outlook will improve.

The Company generated negative cash flows of $30,324 and $399,854 in the 2011 Period and 2010 Period, respectively. Net working capital as of September 30, 2011 and December 31, 2010 was approximately ($171,000) and $1,350,000, respectively. The overall improvement in working capital in comparison to prior periods is primarily a result of liabilities subject to compromise being classified as long-term liabilities which includes debt previously classified as current liabilities in the consolidated balance sheet.

The Company had $69,588 and $99,912 in cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively.

Cash used in operating activities was $83,050 and $238,789 in the 2011 and 2010 Periods, respectively. This change was primarily a result of continued losses and reduced accounts receivable resulting from the sale of CBI Services and FIL.

Cash provided by investing activities relates solely to cash received from the sale of Mimotopes of approximately $826,000.

Cash used by financing activities for the 2011 and 2010 Periods was $773,274 and $140,505, respectively. This change was primarily the result of the pay off of the PIPE investor notes from a portion of the proceeds from the sale of Mimotopes.

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

In addition, land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia is currently listed for sale. On November 10, 2011 the Bankruptcy Court gave approval for management to pursue a sale at auction. The auction is scheduled for December 5, 2011. The minimum bid price is $3,000,000. The Company plans to use the net proceeds from these asset sales to pay off all secured and unsecured creditors and to fund operations. Once the Company is a debt-free public shell, a merger with a private Company seeking access to the public financial markets will be pursued. This process is currently underway.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Operating Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2011 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Third Amended and Restated Bylaws (3)

4.1	Form of Common Stock Certificate (1)

10.1	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (4)

10.2	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (5)

10.3	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (6)

10.4	Subscription Agreement, dated as of December 31, 2007, by and between the Company and LH Financial (7)

10.5	Ancillary Agreement, dated as of March 28, 2008, by and between the Company and Venturepharm Laboratories Limited (8)

10.6	Convertible Promissory Note, dated as of August 29, 2008, from the Company to Fornova Pharmaworld Inc. (9)

10.7	Modification, Waiver and Acknowledgement Agreement, dated September 18, 2008, by and between the Company and LH Financial (10)

10.8	Convertible Promissory Note, dated as of September 22, 2009, from the Company to LH Financial (11)

10.9	Subscription Agreement, dated as of September 22, 2009, between the Company and LH Financial (11)

10.10	Second Modification, Waiver and Acknowledgement Agreement, dated as of July 9, 2009, between the Company and LH Financial (12)

10.11	Asset Purchase Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.12	Lease Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.13	Non-Competition Agreement, dated as of July 16, 2009, between the Company and Bostwick Laboratories, Inc. (13)

10.14	First Modification, Waiver and Acknowledgement Agreement, between the Company and Fornova, dated as of August 29, 2009 (14)

10.15	Share Exchange Agreement, between the Company and GL Biochem (Shanghai) Ltd and the shareholders thereof, dated as of September 1, 2009 (15)

31.1	Certification of Richard J. Freer, Ph.D. (16)

31.2	Certification of Vincent McNelley (16)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (16)

32.2	Section 906 Certification of Vincent McNelley (16)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 29, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 28, 2005, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 2, 2008, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2008, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 24, 2008, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 22, 2009, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 14, 2009, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated July 16, 2009, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 2, 2009, File No. 001-13467.
(15)	Incorporated by reference to the Company’s Current Report of Form 8-K, dated September 1, 2009, File No. 001-13467.
(16)	Filed herewith.

COMMONWEALTH BIOTECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BIOTECHNOLOGIES, INC.

By:	/s/ Vincent McNelley
Vincent McNelley
Acting Principal Financial Officer