Form 10-K
period 2011-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2012-04-16
CIK 1042418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 30, 2011 was approximately $165,000 based on the closing sales price of the shares of $0.013 per share, as reported on the NASDAQ Capital Market on December 30, 2011, multiplied by the number of shares outstanding on that date (12,660,504).

As of April 12, 2012, there were 12,660,504 shares of Common Stock outstanding.

PART I

Item 1.	Business.

Overview

Commonwealth Biotechnologies, Inc. (the “Company” or “CBI”) was a specialized life sciences outsourcing business that offered cutting-edge expertise and a complete array of Peptide-based discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a wholly-owned subsidiary of CBI. Through November 2, 2009, CBI also provided services through CBI Services and Fairfax Identity Laboratories (“FIL”), two divisions that were sold to Bostwick Laboratories, Inc. (“Bostwick”) effective November 2, 2009.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries.

In December 2011, the Bankruptcy court approved the sale (the “Building Sale”) at auction of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale closed on December 29, 2011 for a gross sales price of $3,800,000. After the payoff of the related mortgage and payment of other selling related costs, net proceeds to the Company were approximately $1,369,000. The Company plans to use the net proceeds from this sale to payoff a significant portion of unsecured creditors and to fund operations.

In addition, the Company is actively seeking to execute a merger and acquisition (“M&A”) transaction with a private Company seeking access to the public financial markets.

Mimotopes is shown in the Consolidated Financial Statements as discontinued operations.

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

Net losses were $227,888 and $1,004,270 for the years ended December 31, 2011 and 2010, respectively. As of result of the Building Sale and the Sale of Mimotopes during 2011, the Company has no sources of revenue. Consequently, there can be no assurance by management that the Company’s financial outlook will improve or that an M&A partner will be obtained in a timely manner.

The Company generated positive cash flows of $1,222,056 in 2011, compared to a decrease in cash of $454,748 in 2010. Net working capital as of December 31, 2011 and December 31, 2010 was $836,081 and $1,350,549, respectively.

The Company had $1,321,968 and $99,912 in cash and cash equivalents at December 31, 2011 and 2010, respectively. This increase was primarily the result of the net proceeds received on the sale of Mimotopes and the Building Sale during 2011.

Cash provided by (used in) operating activities was $67,533 and $(173,807) in 2011 and 2010, respectively. This change was primarily the result of the sale of Mimotopes in the second quarter of 2011 and the Building Sale on December 29, 2011. As a result of these sales, the Company has no operating subsidiaries or an ongoing source of revenue. These decreases in operating cash flows were partially offset by the increase in accrued expenses relating primarily to accrued legal fees resulting from the Company’s bankruptcy filing in January 2011.

Cash provided by investing activities was $1,474,837 and $0 in 2011 and 2010, respectively. The primary investing activities in 2011 were proceeds from the Building Sale and the sale of Mimotopes.

Cash used by financing activities for 2011 and 2010 was $320,314 and $280,941, respectively. This change is primarily payments on the mortgage prior to the Building Sale.

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

In December 2011, the Bankruptcy court approved the sale (the “Building Sale”) at auction of land, office and laboratory space location at 601 Biotech Drive, Chesterfield County , Virginia 23235. The sale closed on December 29, 2011 for a gross sales price of $3,800,000. After the payoff of the related mortgage and payment of other selling related costs, net proceeds to the Company were approximately $1,369,000. The Company plans to use the net proceeds from this sale to payoff a significant portion of unsecured creditors and to fund operations.

In addition, the Company is actively seeking to execute an M&A transaction with a private Company seeking access to the public financial markets.

Mimotopes is shown in the Consolidated Statement of Operations as discontinued operations.

A continued lack of adequate cash resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources, if they cannot be generated internally. Lastly, there can be no assurance that the Company will be able to secure a suitable M&A partner.

During the last year, the Company’s business has undergone substantial changes in relation to size, scale and scope of activities. The Company currently has no operating units or subsidiaries.

As of result of the Building Sale and Sale of Mimotopes during 2011, the Company has no sources of revenue and must fund administrative expenses from cash on hand.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2011 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

In December 2011, the Bankruptcy court approved the sale (the “Building Sale”) at auction of land, office and laboratory space located at 601 Biotech Drive, Chesterfield County , Virginia. The sale closed on December 29, 2011 for a gross sales price of $3,800,000. After the payoff of the related mortgage and payment of other selling related costs, net proceeds to the Company were approximately $1,369,000. The Company plans to use the net proceeds from this sale to payoff a significant portion of unsecured creditors and to fund operations.

Strategy Going Forward

The Company currently has no operating units or subsidiaries. The Company is actively seeking to execute an M&A transaction with a private Company seeking access to the public financial markets. The Company plans to complete this process while under the protection of the Bankruptcy Court. Until a M&A transation is completed, administrative expenses will be funded from cash on hand.

Operations

The Company currently has no operating units or subsidiaries.

Intellectual Property

Prior to the asset sale to Bostwick, CBI was primarily focused on fee-for-service offerings. In addition, CBI developed various intellectual properties that had resulted in U.S. and international patents. Most of these were assigned to Bostwick as part of the asset sale. However, the Company retained one dormant patent application in the vaccine development area. More specifically, this dormant patent application relates to formulations, methods and kits for minimizing or preventing the reversion of attenuated microorganisms, such as viruses, to their respective wild types or other infectious forms, and for the design and evaluation of vaccines and vaccine formulations that minimize or eliminate such disadvantageous reversions. Management believes this technology could be attractive to potential M&A partners.

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

Employees

The administrative staff in Richmond consists of two full-time employees (CEO and Senior Staff Accountant) and a consultant who serves, on a part-time basis, as Acting Principal Financial Officer.

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

Facilities

The Company has no operating units or subsidiaries. The Company currently leases office space which serves as the Company’s administrative headquarters. The location of this leased space is as follows:

718 Grove Road

Midlothian, Virginia 23114

Month-to-month lease – Monthly Payments of $1,236

Item 3.	Legal Proceedings.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code.

On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company is disputing Fornova’s claim that it is owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company is seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. As of the date of this filing, the outcome of this claim cannot be estimated. Principal and accrued interest on this note are shown in the consolidated balance sheet at December 31, 2011 as debt plus accrued interest.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The information is as set forth on page 1 of the Company’s 2011 Annual Report to Shareholders under the caption “Stockholder Matters”, filed with the SEC as Exhibit 13.1 hereto.

Recent Sales of Unregistered Securities

All sales of securities of the Company during the period covered by this report have been previously reported on Form 8-K.

Equity Compensation Plan

The following table provides information about CBI’s equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	645,443	$1.16	644,597
Equity compensation plans not approved by security holders	0	0	0
Total	645,443	$1.16	644,597

Item 6.	Selected Financial Data.

The information is as set forth on page 2 Company’s 2011 Annual Report to Shareholders under the caption “Selected Financial Data”, filed with the SEC as Exhibit 13.1 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information is as set forth on pages 3 through 9 of the Company’s 2011 Annual Report to Shareholders under the caption “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” respectively, filed with the SEC as Exhibit 13.1 hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes thereto, together with the report of Witt Mares, PLC for 2011 and 2010 are set forth on pages 12 through 38 of the Company’s 2011 Annual Report to Shareholders, filed with the SEC as Exhibit 13.1 hereto.

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

CBI’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, CBI’s management identified deficiencies in the design or operation of its internal controls that resulted in a material weakness. The material weakness was due to insufficient resources in the accounting and finance department resulting in ineffective review and preparation of its annual report, including an inability to account properly for complex transactions.

The annual report does not include an attestation report of CBI’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit CBI to provide only management’s report in the annual report.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2011 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Appointment Year (Separation Year)
Richard J. Freer, Ph.D.	67	Chief Executive Officer and Director	1992
James D. Causey	57	Director	2004
Bill Guo	46	Director	2008
Paul D’Sylva, Ph.D.	40	Director	2007
Samuel P. Sears, Jr.	65	Director	2001
Eric Tao	43	Director	2009
Maria Song, M.D., Ph.D.	41	Director	2009

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

Audit Committee

The members of the Audit Committee as of December 31, 2011 were Samuel P. Sears, Jr., James D. Causey, and Eric V. Tao. Dr. McAfee resigned from CBI’s Board of Directors (and, consequently, the Audit Committee) on January 21, 2009. Mr. Tao replaced Dr. McAfee on the Audit Committee. Each member of the Audit Committee is independent under the rules of the SEC and the NASDAQ Capital Market. The Board of Directors has determined that all members of the Audit Committee are independent and “audit committee financial experts” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Exchange Act.

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

The following table sets forth the compensation paid to or earned by (i) the Chief Executive Officer, and (ii) CBI’s two other most highly compensated executive officers (collectively, the “Named Executive Officers”) during each of CBI’s last two fiscal years:

Name and principal position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All other Compensation ($)	Total ($)
Richard J. Freer, Ph.D.	2011	$153,976	—	—	—	—	$153,976
COO	2010	$104,915	—	$19,600	—	—	$124,515

(1)	Amounts reflect the dollar value on grant date for the fiscal years ended December 31, 2011 and 2010, in accordance with ASC Topic 718.
(2)	For 2011, salary is comprised of $29,531 in gross W-2 wages and $124,445 in accrued wages earned but not paid during 2011.

Director Compensation

The following table shows all cash compensation paid to CBI’s directors in 2011. Directors did not receive any compensation other than as stated in the chart below.

Name	Fees Earned or Paid in Cash	Options Awards	Total
Maria Song, Ph.D.	$8,500	—	$8,500
Eric Tao	$8,500	—	$8,500
James D. Causey	$8,500	—	$8,500
Samuel P. Sears, Jr.	$8,500	—	$8,500

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the value of outstanding equity awards held by the Named Executive Officers as of December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard J. Freer, Ph.D.	7,069		$3.75	12/31/2011	—	—
	26,500		$3.85	11/09/2012
	7,885		$4.80	01/03/2018
	10,000		$3.30	11/13/2013
	10,000		$6.00	01/01/2017
	20,000		$4.35	01/01/2017

Employment Agreements

RICHARD J. FREER, PH.D.

As of January 1, 2008, CBI entered into an amended employment agreement with Dr. Freer pursuant to which Dr. Freer will serve as Chairman of the Board and Chief Operating Officer. This agreement expired on December 31, 2011. The employment agreement provides Dr. Freer with:

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

This table below contains certain information about the beneficial owners known to CBI as of April 12, 2012 of more than 5% of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
VenturePharm Laboratories, Ltd (1) No 3 Jinzhuang Sijiqing Haidian District 100089 China	2,613,426	21.61%
Richard J. Freer, Ph.D. 718 Grove Road Midlothian, VA 23114	2,353,233	18.58%

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

This table demonstrates the alignment of the interests of CBI’s directors and executive officers with the interests of CBI’s shareholders by showing how much of CBI’s outstanding common stock is beneficially owned by CBI’s directors, each of the Named Executive Officers and all directors and Named Executive Officers as a group as of April 12, 2012. Except as otherwise noted, the beneficial owners listed have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)(1)
Paul D’Sylva, Ph.D.(2)	225,000	1.78
Richard J. Freer, Ph.D.(3)	2,110,974	17.08
Samuel P. Sears, Jr.(4)	366,362	3.17
James D. Causey(5)	355,333	3.00
Bill Guo(6)	2,613,426	20.64
Maria Song, Ph.D. (8)	—	*
Eric V. Tao(7)	21,000	*
All directors and executive officers as a group (10 persons)(11)	3,581,373	36.15%

*	Less than 1%.
(1)

Applicable percentages are based on 12,660,504 shares outstanding on April 12, 2012. Also includes shares of common stock subject to options and warrants that may be exercised within 60 days of March 31, 2011. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. This table is based upon information supplied by officers, directors, and principal shareholders and Schedule 13Gs filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, CBI believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Dr. D’Sylva’s address is 718 Grove Road, Midlothian, Virginia 23114.
(3)

Dr. Freer’s address is 718 Grove Road, Midlothian, Virginia 23114. The number of shares deemed to be beneficially held by Dr. Freer includes currently exercisable options to purchase an aggregate of 51,454 shares of common stock.

(4)

Mr. Sears’ address is 718 Grove Road, Midlothian, Virginia 23114. The number of shares deemed to be beneficially held by Mr. Sears includes currently exercisable options to purchase an aggregate of 35,029 shares of common stock.

(5)

Mr. Causey’s address is 718 Grove Road, Midlothian, Virginia 23114. The number of shares deemed to be beneficially held by Mr. Causey includes currently exercisable options to purchase an aggregate of 24,000 shares of common stock.

(6)

Mr. Guo’s address is 718 Grove Road, Midlothian, Virginia 23114. The number of shares deemed to be beneficially owned by Mr. Guo includes 2,613,426 shares held by VPL over which Mr. Guo exercises voting power.

(7)	Mr. Tao’s address is 718 Grove Road, Midlothian, Virginia 23114.
(8)	Ms. Song’s address is 718 Grove Road, Midlothian, Virginia 23114.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

For fiscal 2011, CBI paid Witt Mares, PLC fees of $37,000, for the annual audit of our financial statements and fees of $21,678 for the quarterly review of financial statements included in our Forms 10-Q.

For fiscal 2010, CBI paid Witt Mares, PLC fees of $65,000, for the annual audit of our financial statements and fees of $15,000 for the quarterly review of financial statements included in our Forms 10-Q.

Audit Related Fees

For fiscal 2011, CBI did not pay any fees to Witt Mares, PLC for audit-related services.

For fiscal 2010, CBI did not pay any fees to Witt Mares, PLC for audit-related services.

Tax Fees

For fiscal 2011, CBI paid Witt Mares, PLC $4,000 for tax services.

For fiscal 2010, CBI paid Witt Mares, PLC $4,000 for tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Biotechnologies, Inc.

By:	/s/ RICHARD J. FREER, PH.D
Richard J. Freer, PH.D
Chief Executive Officer
(Principal Executive Officer)

Date:	April 13, 2012

By:	/s/ VINCENT B. MCNELLEY
Vincent B. McNelley
Acting Principal Financial Officer
(Principal Financial Officer)

Date:	April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RICHARD J. FREER, PH.D Richard J. Freer, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2012

/s/ BILL GUO Bill Guo	Director	April 13, 2012

/s/ JAMES. P. CAUSEY James P. Causey	Director	April 13, 2012

/s/ SAMUEL P. SEARS, JR. Samuel P. Sears, Jr.	Director	April 13, 2012

/s/ MARIA SONG, M.D., PH.D. Maria Song, M.D., Ph.D.	Director	April 13, 2012

/s/ PAUL D’SYLVA, PH.D Paul D’Sylva, Ph.D.	Director	April 13, 2012

/s/ ERIC TAO Eric Tao	Director	April 13, 2012

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

1.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (4)

2.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

3.	1997 Stock Incentive Plan, as amended (7)

4.	2000 Stock Incentive Plan (8)

5.	2002 Stock Incentive Plan, as amended (9)

6.	2007 Stock Incentive Plan (10)

7.	2009 Stock Incentive Plan

(1)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2009, File No. 001-13467.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008), File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(1)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467

EXHIBIT INDEX

Exhibit Number	Description Of Exhibits

3(i).1	Articles of Incorporation of Commonwealth Biotechnologies, Inc. (1)

3(i).2	Articles of Amendment of Articles of Incorporation of Commonwealth Biotechnologies, Inc. (2)

3(ii).1	Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (3)

3(ii).2	Amendment to Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (4)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class A Warrant (5)

4.3	Form of Class B Warrant (5)

4.4	Form of Secured Convertible Promissory Note (5)

10.1	Subscription Agreement (5)

10.2	Security Agreement (5)

10.3	Stock Purchase Agreement by and among Commonwealth Biotechnologies, Inc., Pharmaust Limited and Pharmaust Chemistry Ltd. dated November 24, 2006 (6)

10.4	Voting and Lock-Up Agreement dated as of February 9, 2007 (7)

10.5	Registration Rights Agreement, dated as of February 9, 2007 (7)

10.6	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (8)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (8)

10.8	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (9)

10.9	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (10)

10.10	Officer’s Severance Agreement for James H. Brennan (13)

13.1	2011 Annual Report (20)

21.1	Subsidiaries of Commonwealth Biotechnologies, Inc. (14)

23.1	Consent of Witt Mares, PLC (20)

31.1	Certification of Richard J. Freer, Ph.D. (20)

31.2	Certification of Vincent B. McNelley(20)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (20)

32.2	Section 906 Certification of Vincent B. McNelley (20)

99.1	1997 Stock Incentive Plan, as amended (15)

99.2	2000 Stock Incentive Plan (16)

99.3	2002 Stock Incentive Plan, as amended (17)

99.4	2007 Stock Incentive Plan (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 31, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 28, 2008, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2007, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-148942.
(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(18)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467.
(19)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008),

File No. 001-13467.

(20)	Filed herewith.