Form 10-Q
period 2012-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2012-05-15
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, 12,660,504 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Biotechnologies, Inc.

Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,249,317	$1,321,968
Investments	527	527
Accounts receivable, net	—	—
Other current assets	52,648	53,735

Total current assets	1,302,492	1,376,230

Property and Equipment, net	—	—

Total Assets	$1,302,492	$1,376,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$360,696	$374,245
Accrued payroll liabilities	181,405	165,904

Total current liabilities	542,101	540,149

Total Liabilities Not Subject to Compromise	542,101	540,149

Liabilities Subject to Compromise
Debt plus accrued interest	679,167	666,667
Priority claims	35,175	35,175
Accounts payable and other unsecured creditors	473,776	448,453
Other liabilities	51,000	54,936

Total Liabilities Subject to Compromise	1,239,118	1,205,231

Total Liabilities	1,781,219	1,745,380

Commitments, and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2012 and 2011 - 12,660,504 issued and outstanding	—	—
Additional paid-in-capital	26,229,815	26,229,815
Restricted stock	—	—
Other comprehensive income	—	—
Accumulated deficit	(26,708,542)	(26,598,965)

Total stockholders’ equity (deficit)	(478,727)	(369,150)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,302,492	$1,376,230

See accompanying summary of accounting policy and notes to financial statements

Commonwealth Biotechnologies, Inc.

Condensed Statement of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues	$—	$—

Total revenues	—	—

Operating costs and expenses
Chapter 11 expenses	1,625	20,000
General and administrative	103,408	217,510

Total Operating Costs and Expenses	105,033	237,510

Operating loss	(105,033)	(237,510)

Other income (expense)
Interest expense	(12,500)	(67,636)
Rental income	—	148,495
Other income	7,956	—

Total other income (expense)	(4,544)	80,859

Loss from continuing operations	(109,577)	(156,651)

Income from operating discontinued operations	—	76,091

Total income from discontinued operations	—	76,091

Net loss	$(109,577)	$(80,560)

Basic and diluted loss per common share from continued operations	$(0.01)	$(0.01)

Basic and diluted income (loss) per common share from discontinued operation	$—	$—

Basic and diluted loss per common share after discontinued operation	$(0.01)	$(0.01)

See accompanying summary of accounting policy and notes to financial statements

COMMWEALTH BIOTECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(109,577)	$(80,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Intercompany loans	—	(603)
Income from discontinued operations	—	(76,091)
Depreciation and amortization	—	39,968
Expenses satisfied with the issuance of stock	—	35,000
Changes in:
Prepaid expenses and inventory	1,087	2,286
Accounts payable and other current liabilities	35,839	85,115

Net cash provided by (used in) operating activities	(72,651)	5,115

Cash flows from investing activities	—	—

Cash flows from financing activities:
Principal payments on long term debt	—	(48,961)

Net cash used in financing activities	—	(48,961)

Net decrease in cash and cash equivalents	(72,651)	(43,846)
Cash and cash equivalents, beginning of period	1,321,968	99,912

Cash and cash equivalents, end of period	$1,249,317	$56,066

Supplemental disclosure of cash flow information
Cash payments for interest	$—	$31,700
Non-cash investing and financing activities
Expenses satisfied through the issuance of stock	$—	$35,000
Prepaid expenses satisfied through the issuance of note payable	$—	$23,904

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

Total losses for the Company were $109,577 and $80,560 for the quarters ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. This change was primarily due to the loss of rental income resulting from the Building Sale in December 2011 and the loss of operating income resulting from the sale of Mimotopes in April 2011. In addition, as a result of these sales, the Company has no operating units or subsidiaries and no source of current revenue.

The Company generated negative cash flows of $72,651 and $43,846 in the 2012 Quarter and 2011 Quarter, respectively. Net working capital as of March 31, 2012 and December 31, 2011 was approximately $843,000 and $836,000, respectively.

The Company had $1,249,317 and $1,321,968 in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively.

Cash provided by (used in) operating activities was $(72,651) and $5,115 in the 2012 and 2011 Quarters, respectively.

The Company did not have any investing activities during the 2012 Quarter or 2011 Quarter.

Cash used by financing activities for the 2012 and 2011 Quarters was $0 and $48,961, respectively. Cash used by financing activities in the 2011 Quarter consisted solely of principal payments on debt.

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

Revenue Recognition

The Company recognized revenue upon the completion of laboratory service projects, or upon the delivery of biologically relevant materials that had been synthesized in accordance with project terms. Laboratory service projects were generally administered under fee-for-service contracts or purchase orders. Any revenues from research and development arrangements, including corporate contracts and research grants, were recognized pursuant to the terms of the related agreements as work was performed, or as scientific milestones, if any, were achieved. Product sales were recognized when shipped. Amounts received in advance of the performance of services or acceptance of a milestone, were recorded as deferred revenue and recognized when completed.

Rental income was recognized when earned in accordance with the terms of the lease agreement.

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other noncurrent assets in accordance with ASC 360-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

FASB Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company’s Management has evaluated the impact of this guidance to its consolidated financial statements. Management is not aware of any material uncertain tax positions, and has not accrued the effect of any uncertain tax positions as of December 31, 2011 and 2010. The Company’s tax returns are subject to examination by the taxing authorities, generally for a period of three years from the date they are filed. With few exceptions, the Company is no longer subject to income tax examinations by federal, state or local tax authorities for years before 2008. The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 12,660,504 and 10,873,699 for the three months ended March 31, 2012 and 2011, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

New Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. The adoption of the accounting and disclosure requirements of this ASU did not have a material impact on the Company’s financial statements

In May 2011, the FASB published ASU 2011-04, “Fair Value Measurement (Topic 820) – Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” whereby the FASB and the International Accounting Standards Board (IASB) aligned their definitions of fair value such that their fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the accounting and disclosure requirements of this ASU did not have a significant impact on the Company’s financial statements.

NOTE 3. CHAPTER 11 INFORMATION

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales rice of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were approximately $106,000.

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

Debtor-in-Possession Balance Sheet at March 31, 2012 is as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Balance Sheet

As of March 31, 2012

ASSETS
Current Assets
Cash and cash equivalents	$1,249,317
Investments	527
Accounts receivable, net	—
Other current assets	52,648

Total current assets	1,302,492

Property and Equipment, net	—

Total Assets	$1,302,492

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$360,696
Accrued payroll liabilities	181,405

Total current liabilities	542,101

Total Liabilities Not Subject to Compromise	542,101

Liabilities Subject to Compromise
Debt plus accrued interest	679,167
Priority claims	35,175
Accounts payable and other unsecured creditors	473,776
Other liabilities	51,000

Total Liabilities Subject to Compromise	1,239,118

Total Liabilities	1,781,219

Commitments and contingencies	—
Stockholders’ equity (deficit)
Prepetition stockholders’ equity	4,682,078
Postpetition issuance of restricted stock and options	75,625
Postpetition accumulated deficit	(5,236,430)

Total stockholders’ equity (deficit)	(478,727)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,302,492

Debtor-in-Possession Statements of Operations are as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statement of Operations

	Three Months Ended March 31, 2012	January 20, 2011 to March 31, 2011
Revenues	$—	$—

Total revenues	—	—

Operating costs and expenses
Chapter 11 expenses	1,625	—
General and administrative	103,408	101,906

Total Operating Costs and Expenses	105,033	101,906

Operating loss	(105,033)	(101,906)

Other income (expense)
Interest expense	(12,500)	(48,026)
Rental income	—	98,997
Other income	7,956	—

Total other income (expense)	(4,544)	50,971

Postpetition loss	$(109,577)	$(50,935)

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

No stock-based compensation expense related to employee stock options recognized under ASC 718 was recognized for the three months ended March 31, 2012 and 2011. As of March 31, 2012 total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three month period ended March 31, 2012 was $0. During the three months ended March 31, 2012, the Company did not receive cash from the exercise of stock awards.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718 for the three month periods ending March 31, 2012 and 2011.

	Three Months Ended March 31, 2012	Weighted Average Exercise Price	Three Months Ended March 31, 2011	Weighted Average Exercise Price
Options and warrants outstanding, beginning of period	645,443	$1.16	433,012	$4.48
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Options and warrants outstanding, end of period	645,443	$1.16	433,012	$4.48

Options and warrants exercisable, end of period	645,443	$1.16	433,012	$4.48

Weighted-average fair value per option and warrants granted during the period		$—		$—

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

	Three Months Ended March 31,
Basic and diluted loss per share:	2012	2011
Loss from continuing operations	$(109,577)	$(156,651)
Income from discontinued operations	—	76,091

Net loss	$(109,577)	$(80,560)

Basic and diluted loss per common share from continued operations	$(0.01)	$(0.01)

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$(0.01)	$(0.01)

Weighted average share outstanding	12,660,554	10,873,699

NOTE 6. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net Loss	$(109,577)	$(80,560)
FX Adjustments	—	(85)

Total Comphrehensive Loss	$(109,577)	$(80,645)

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

The Company files income tax returns in U.S. federal jurisdiction and the Commonwealth of Virginia. The Company is no longer subject to U.S. or state tax examinations for years before 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

On July 22, 2009, the Company reached an agreement with its PIPE investors to extend for 6 months its convertible note facilities of approximately $1.3M that matured on June 30 and has also received consent to suspend the financial covenants under such note facilities through the 4th Quarter. Through that period, obligations under the note continued to accrue.

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

Sale of Mimotoptes

On April 26, 2011, a portion of the proceeds from the sale of Mimotopes was used to pay off the PIPE investors. This pay off was comprised of the following:

Principal	$533,000
Accrued Interest	163,000
Legal Costs	20,000

$716,000

Fornova Agreement

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (“the Note”) payable to Fornova Pharmaworld, Inc. (“the Holder”). The Note has an interest rate of 10% per annum compounded monthly. The Company will pay interest on a monthly basis beginning on September 28, 2008. At any time between October 27, 2008 and August 21, 2009, the Holder may convert the Notes into shares of the Company’s common stock at a conversion price of $1.01 per share. Additionally, the Note features a call date beginning January 29, 2009, if exercised the holder can call the note in the amount of the outstanding principal balance plus accrued interest. If the holder’s call feature is exercised, the Company would most likely satisfy the debt and accrued interest with common stock.

As of December 31, 2009, this note has matured.

Mortgage with Financial Institution

The Company’s mortgage was paid off at the closing of the building sale in December 2011.

NOTE 9. RELATED PARTY TRANSACTIONS

On March 9, 2011, one of the Company’s founders and current Chief Executive Officer (the “CEO”) loaned the Company $23,904 to purchase D&O insurance. This transaction was approved by the Bankruptcy Court. The loan had an interest rate of 5%. Monthly payments of principal and interest began on April 9, 2011. This loan was paid off in the fourth quarter of 2011.

Due to the financial condition of the Company, a portion of the CEO’s salary has been accrued and not paid at the election of the CEO. These accruals began in December 2010 and have been approved by the Bankruptcy Court. Salary earned but not paid was approximately $270,000 and $230,000 at March 31, 2012 and December 31, 2011, respectively.

NOTE 10. DISCONTINUED OPERATIONS

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Mimotopes is shown as a discontinued operation in the Consolidated Statement of Operations for the three month period ending March 31, 2011. During the second quarter of 2011, Mimotopes was deconsolidated resulting in a net gain of approximately $189,000.

Mimotopes - Income from Operating Discontinued Operations:

	Three Months Ended March 31,
	2012	2011
Revenues	$—	$707,790

Cost of services	—	430,546

Gross profit	—	277,244

Sales, general and administrative	—	296,909

Operating loss	—	(19,665)

Other Income, net	—	95,756

Income from operating discontinued operations	$—	$76,091

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

NOTE 12. ISSUANCE OF RESTRICTED STOCK

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

NOTE 13. SALE OF MIMOTOPES

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were approximately $106,000.

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

NOTE 14. SUBSEQUENT EVENTS

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

Going Concern

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

Total losses for the Company were $109,577 and $80,560 for the quarters ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. This change was primarily due to the loss of rental income resulting from the Building Sale in December 2011 and the loss of operating income resulting from the sale of Mimotopes in April 2011. In addition, as a result of these sales, the Company has no operating units or subsidiaries and no source of current revenue.

The Company generated negative cash flows of $72,651 and $43,846 in the 2012 Quarter and 2011 Quarter, respectively. Net working capital as of March 31, 2012 and December 31, 2011 was approximately $843,000 and $836,000, respectively.

The Company had $1,249,317 and $1,321,968 in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively.

Cash provided by (used in) operating activities was $(72,651) and $5,115 in the 2012 and 2011 Quarters, respectively.

The Company did not have any investing activities during the 2012 Quarter or 2011 Quarter.

Cash used by financing activities for the 2012 and 2011 Quarters was $0 and $48,961, respectively. Cash used by financing activities in the 2011 Quarter consisted solely of principal payments on debt.

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

Results of Operations

Three Months Ended March 31, 2012 (the “2012 Quarter”) Compared with Three Months Ended March 31, 2011 (the “2011 Quarter”).

Revenues

As a result of the Building Sale and sale of Mimotopes, the Company has no operating units or subsidiaries and no sources of future revenue.

Chapter 11 Expenses

Chapter 11 expenses consist solely of trustee fees and legal fees for the 2012 Quarter and 2011 Quarter, respectively.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $114,102 or 52.5%, from $217,510 in the 2011 Quarter to $103,408 in 2012 Quarter. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of Mimotopes in the second quarter of 2011. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a part-time consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense decreased $55,136, or 81.5%, from $67,636 in the 2011 Quarter to $12,500 during the 2012 Quarter. This decrease was a result of the pay off of the Company’s mortgage from a portion of the proceeds from the Building Sale in December 2011 and the payoff of the PIPE Investor Notes from a portion of the proceeds received on the sale of Mimotopes in the second quarter of 2011.

Other Income

Other income for the 2011 Quarter consists solely of rental income on office and laboratory space located at 601 Biotech Drive in Chesterfield Count, VA. Rental income from this lease ended as a result of the Building Sale in December 2011.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total losses for the Company were $109,577 and $80,560 for the quarters ended March 31, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. This change was primarily due to the loss of rental income resulting from the Building Sale in December 2011 and the loss of operating income resulting from the sale of Mimotopes in April 2011. In addition, as a result of these sales, the Company has no operating units or subsidiaries and no source of current revenue.

The Company generated negative cash flows of $72,651 and $43,846 in the 2012 Quarter and 2011 Quarter, respectively. Net working capital as of March 31, 2012 and December 31, 2011 was approximately $843,000 and $836,000, respectively.

The Company had $1,249,317 and $1,321,968 in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively.

Cash provided by (used in) operating activities was $(72,651) and $5,115 in the 2012 and 2011 Quarters, respectively.

The Company did not have any investing activities during the 2012 Quarter or 2011 Quarter.

Cash used by financing activities for the 2012 and 2011 Quarters was $0 and $48,961, respectively. Cash used by financing activities in the 2011 Quarter consisted solely of principal payments on debt.

Overall Liquidity

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

Revenue Recognition

The Company recognized revenue upon the completion of laboratory service projects, or upon the delivery of biologically relevant materials that had been synthesized in accordance with project terms. Laboratory service projects were generally administered under fee-for-service contracts or purchase orders. Any revenues from research and development arrangements, including corporate contracts and research grants, were recognized pursuant to the terms of the related agreements as work was performed, or as scientific milestones, if any, were achieved. Product sales were recognized when shipped. Amounts received in advance of the performance of services or acceptance of a milestone, were recorded as deferred revenue and recognized when completed.

Rental Income was recognized when earned under the terms of the lease agreement.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Operating Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2012 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company is disputing Fornova’s claim that it is owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company is seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. As of the date of this filing, the outcome of this claim cannot be estimated. Principal and accrued interest on this note are shown in the consolidated balance sheet at March 31, 2012 as debt plus accrued interest.

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