Form 10-Q
period 2012-06-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2012-08-17
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 15, 2012, 12,660,504 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Biotechnologies, Inc.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,149,425	$1,321,968
Investments	527	527
Accounts receivable, net	—	—
Other current assets	51,562	53,735

Total current assets	1,201,514	1,376,230

Property and Equipment, net	—	—

Total Assets	$1,201,514	$1,376,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$334,308	$374,245
Accrued payroll liabilities	226,174	165,904

Total current liabilities	560,482	540,149

Total Liabilities Not Subject to Compromise	560,482	540,149

Liabilities Subject to Compromise
Debt plus accrued interest	687,500	666,667
Priority claims	35,175	35,175
Accounts payable and other unsecured creditors	465,841	448,453
Other liabilities	51,000	54,936

Total Liabilities Subject to Compromise	1,239,516	1,205,231

Total Liabilities	1,799,998	1,745,380

Commitments, and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2012 and 2011 - 12,660,504 issued and outstanding	—	—
Additional paid-in-capital	26,229,815	26,229,815
Restricted stock	—	—
Other comprehensive income	—	—
Accumulated deficit	(26,828,299)	(26,598,965)

Total stockholders’ equity (deficit)	(598,484)	(369,150)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,201,514	$1,376,230

See accompanying summary of accounting policy and notes to financial statements

Commonwealth Biotechnologies, Inc.

Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating costs and expenses
Chapter 11 expenses	—	14,498	1,625	34,498
General and administrative	111,424	159,772	214,832	377,282

Total Operating Costs and Expenses	111,424	174,270	216,457	411,780

Operating loss	(111,424)	(174,270)	(216,457)	(411,780)

Other income (expense)
Interest expense	(8,333)	(72,888)	(20,833)	(140,524)
Rental income	—	148,495	—	296,990
Loss on deconsolidation of subsidiary	—	(575,026)	—	(575,026)
Realized gains	—	764,239	—	764,239
Other income	—	434	7,956	434

Total other income (expense)	(8,333)	265,254	(12,877)	346,113

Gain (Loss) from continuing operations	(119,757)	90,984	(229,334)	(65,667)

Income (loss) from operating discontinued operations	—	(39,177)	—	36,914

Total income (loss) from discontinued operations	—	(39,177)	—	36,914

Net income (loss)	$(119,757)	$51,807	$(229,334)	$(28,753)

Basic and diluted loss per common share from continued operations	$(0.01)	$—	$(0.02)	$—

Basic and diluted income (loss) per common share from discontinued operation	$—	$—	$—	$—

Basic and diluted loss per common share after discontinued operation	$(0.01)	$—	$(0.02)	$—

See accompanying summary of accounting policy and notes to financial statements

COMMWEALTH BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(229,334)	$(28,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on deconsolidation of Mimotopes	—	(189,214)
Income from discontinued operations	—	(36,914)
Depreciation and amortization	—	79,936
Expenses satisfied with the issuance of stock	—	35,000
Changes in:
Prepaid expenses and inventory	2,173	9,672
Accounts receivable	—	11,661
Accounts payable and other current liabilities	54,618	(21,788)

Net cash used in operating activities	(172,543)	(140,400)

Cash flows from investing activities
Proceeds from the sale of Mimotopes	—	826,000

Net cash provided by investing activities	—	826,000

Cash flows from financing activities:
Principal payments on long term debt	—	(679,447)
Principal payments on loan from Corporate Officer		(7,231)

Net cash used in financing activities	—	(686,678)

Net decrease in cash and cash equivalents	(172,543)	(1,078)
Cash and cash equivalents, beginning of period	1,321,968	99,912

Cash and cash equivalents, end of period	$1,149,425	$98,834

Supplemental disclosure of cash flow information
Cash payments for interest	$—	$64,000
Non-cash investing and financing activities
Expenses satisfied through the issuance of stock	$—	$85,625
Accrued expenses satisfied through the issuance of stock	$—	$17,000
Prepaid expenses satisfied through the issuance of note payable	$—	$23,905

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

Total income (losses) for the Company were $(119,757) and $51,807 for the quarters ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. Total losses for the Company were $229,334 and $28,753 for the six-month periods ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”), respectively. This change was primarily due to the loss of rental income resulting from the Building Sale in December 2011 and the loss of operating income resulting from the sale of Mimotopes in April 2011. In addition, the sale of Mimotopes resulted in a net gain of approximately $189,000 in the 2011 Quarter and 2011 Period. As a result of these sales, the Company has no operating units or subsidiaries and no source of current revenue.

The Company generated negative cash flows of $172,543 and $1,078 in the six-month periods ending June 30, 2012 and 2011, respectively. Net working capital as of June 30, 2012 and December 31, 2011 was approximately $641,000 and $836,000, respectively.

The Company had $1,149,425 and $1,321,968 in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively.

Cash used in operating activities was $172,543 and $140,400 in the 2012 and 2011 Periods, respectively.

The Company did not have any investing activities during the 2012 Period. Cash provided by investing activities during the 2011 Period consisted solely of proceeds from the sale of Mimotopes.

Cash used by financing activities for the 2012 and 2011 Quarters was $0 and $686,678, respectively. Cash used by financing activities in the 2011 period consisted primarily of principal payments on debt.

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

Accounts Receivable

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable were fully reserved at December 31, 2011 and June 30, 2012.

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

Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 12,660,504 and 12,542,189 for the three months ended June 30, 2012 and 2011, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 12,660,504 and 11,712,553 for the six months ended June 30, 2012 and 2011, respectively.

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

Debtor-in-Possession Balance Sheet at June 30, 2012 is as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Balance Sheet

As of June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$1,149,425
Investments	527
Accounts receivable, net	—
Other current assets	51,562

Total current assets	1,201,514

Property and Equipment, net	—

Total Assets	$1,201,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$334,308
Accrued payroll liabilities	226,174

Total current liabilties	560,482

Total Liabilities Not Subject to Compromise	560,482

Liabilities Subject to Compromise
Debt plus accrued interest	687,500
Priority claims	35,175
Accounts payable and other unsecured creditors	465,841
Other liabilities	51,000

Total Liabilities Subject to Compromise	1,239,516

Total Liabilities	1,799,998

Commitments and contingencies	—
Stockholders’ equity (deficit)
Prepetition stockholders’ equity	4,682,078
Postpetition issuance of restricted stock and options	75,625
Postpetition accumulated deficit	(5,356,187)

Total stockholders’ equity	(598,484)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,201,514

See accompanying summary of accounting policy and notes to financial statements

Debtor-in-Possession Statements of Operations are as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statement of Operations

	Three Months Ending June 30, 2012	Six Months Ending June 30, 2012	Three Months Ending June 30, 2011	January 20, 2011 to June 30, 2011
Revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating costs and expenses
Chapter 11 expenses	—	1,625	14,498	34,498
General and administrative	111,424	214,832	159,772	241,678
Total Operating Costs and Expenses	111,424	216,457	174,270	276,176

Operating loss	(111,424)	(216,457)	(174,270)	(276,176)

Other income (expense)
Interest expense	(8,333)	(20,833)	(72,888)	(120,914)
Loss on deconsolidation of subsidiary	—	—	(575,026)	(575,026)
Realized gains	—	—	764,239	764,239
Rental income	—	—	148,495	247,492
Other income	—	7,956	434	434

Total other income (expense)	(8,333)	(12,877)	265,254	316,225

Postpetition income (loss)	$(119,757)	$(229,334)	$90,984	$40,049

NOTE 4. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended June 30 2012 included compensation expense for stock-based awards granted prior to, but not yet exercised as of December 31, 2010, based on the fair value on the grant date.

No stock-based compensation expense related to employee stock options recognized under ASC 718 was recognized for the three or six month periods ended June 30, 2012 and 2011. As of June 30, 2012 total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and six month periods ended June 30, 2012 was $0. During the six month period ended June 30, 2012, the Company did not receive cash from the exercise of stock awards.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718 for the three and six month periods ending June 30, 2012 and 2011.

	Three Months Ended June 30, 2012	Weighted Average Exercise Price	Three Months Ended June 30, 2011	Weighted Average Exercise Price
Options and warrants outstanding, beginning of period	645,443	$1.16	433,012	$4.48
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Options and warrants outstanding, end of period	645,443	$1.16	433,012	$4.48

Options and warrants exercisable, end of period	645,443	$1.16	433,012	$4.48

Weighted-average fair value per option and warrants granted during the period		$—		$—

	Six Months Ended June 30, 2012	Weighted Average Exercise Price	Six Months Ended June 30, 2011	Weighted Average Exercise Price
Options and warrants outstanding, beginning of period	645,443	$1.16	433,012	$4.48
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Options and warrants outstanding, end of period	645,443	$—	433,012	$4.48

Options and warrants exercisable, end of period	645,443	$—	433,012	$4.48

Weighted-average fair value per option and warrants granted during the period		$—		$—

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

	Three Months Ended June 30,
Basic and diluted loss per share:	2012	2011
Income (loss) from continuing operations	$(119,757)	$90,984
Loss from discontinued operations	—	(39,177)

Net income (loss)	$(119,757)	$51,807

Basic and diluted loss per common share from continued operations	$(0.01)	$—

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$(0.01)	$—

Weighted average share outstanding	12,660,554	12,542,189

	Six Months Ended June 30,
Basic and diluted loss per share:	2012	2011
Loss from continuing operations	$(229,334)	$(65,667)
Income from discontinued operations	—	36,914

Net loss	$(229,334)	$(28,753)

Basic and diluted loss per common share from continued operations	$(0.02)	$—

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$(0.02)	$—

Weighted average share outstanding	12,660,554	11,712,553

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

Sale of Mimotopes

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

NOTE 8. RELATED PARTY TRANSACTIONS

On March 9, 2011, one of the Company’s founders and current Chief Executive Officer (the “CEO”) loaned the Company $23,904 to purchase D&O insurance. This transaction was approved by the Bankruptcy Court. The loan had an interest rate of 5%. Monthly payments of principal and interest began on April 9, 2011. This loan was paid off in the fourth quarter of 2011.

Due to the financial condition of the Company, a portion of the CEO’s salary has been accrued and not paid at the election of the CEO. These accruals began in December 2010 and have been approved by the Bankruptcy Court. Salary earned but not paid was approximately $296,000 and $230,000 at June, 2012 and December 31, 2011, respectively.

NOTE 9. DISCONTINUED OPERATIONS

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the

United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Mimotopes is shown as a discontinued operation in the Consolidated Statement of Operations for the six month period ending June 30, 2012. During the second quarter of 2011, Mimotopes was deconsolidated resulting in a net gain of approximately $189,000.

Mimotopes—Income from Operating Discontinued Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$—	$191,024	$—	$895,651
Cost of services	—	140,080	—	593,009

Gross profit	—	50,944	—	302,642
Sales, general and administrative	—	122,027	—	393,303

Operating loss	—	(71,083)	—	(90,661)
Other Income, net	—	31,906	—	127,575

Income from operating discontinued operations	$—	$(39,177)	$—	$36,914

NOTE 10. ISSUANCE OF RESTRICTED STOCK

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

NOTE 11. SALE OF MIMOTOPES

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company is disputing Fornova’s claim that it is owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company is seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. As of the date of this filing, the outcome of this claim cannot be estimated. Principal and accrued interest on this note are shown in the consolidated balance sheet at June 30, 2012 and December 31, 2011 as debt plus accrued interest.

NOTE 13. SUBSEQUENT EVENTS

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

Total income (losses) for the Company were $(119,757) and $51,807 for the quarters ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. Total losses for the Company were $229,334 and $28,753 for the six-month periods ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”), respectively This change was primarily due to the loss of rental income resulting from the Building Sale in December 2011 and the loss of operating income resulting from the sale of Mimotopes in April 2011. In addition, the sale of Mimotopes resulted in a net gain of approximately $189,000 in the 2011 Quarter and 2011 Period. As a result of these sales, the Company has no operating units or subsidiaries and no source of current revenue.

The Company generated negative cash flows of $172,543 and $1,078 in the six-month periods ending June 30, 2012 and 2011, respectively. Net working capital as of June 30, 2012 and December 31, 2011 was approximately $641,000 and $836,000, respectively.

The Company had $1,149,425 and $1,321,968 in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively.

Cash used in operating activities was $172,543 and $140,400 in the 2012 and 2011 Periods, respectively.

The Company did not have any investing activities during the 2012 Period. Cash provided by investing activities during the 2011 Period consisted solely of proceeds from the sale of Mimotopes.

Cash used by financing activities for the 2012 and 2011 Quarters was $0 and $686,678, respectively. Cash used by financing activities in the 2011 period consisted primarily of principal payments on debt.

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

Results of Operations

Three Months Ended June 30, 2012 (the “2012 Quarter”) Compared with Three Months Ended June 30, 2011 (the “2011 Quarter”).

Revenues

As a result of the Building Sale and sale of Mimotopes, the Company has no operating units or subsidiaries and no sources of future revenue.

Chapter 11 Expenses

Chapter 11 expenses consist solely of trustee fees and legal fees for the 2011 Quarter. No Chapter 11 expenses were incurred during the 2011 quarter.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $48,348, or 30.3%, from $159,772 in the 2011 Quarter to $111,424 in 2012 Quarter. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of Mimotopes in the second quarter of 2011. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a part-time consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense decreased $64,555, or 88.6%, from $72,888 in the 2011 Quarter to $8,333 during the 2012 Quarter. This decrease was a result of the pay off of the Company’s mortgage from a portion of the proceeds from the Building Sale in December 2011 and the payoff of the PIPE Investor Notes from a portion of the proceeds received on the sale of Mimotopes in the second quarter of 2011.

Other Income

Other income for the 2011 Quarter consists of rental income on office and laboratory space located at 601 Biotech Drive in Chesterfield Count, VA and a net gain of approximately $189,000 relating to the sale of Mimotopes. Rental income from this lease ended as a result of the Building Sale in December 2011.

Six months Ended June 30, 2012 (the “2012 Period”) Compared with Six months Ended June 30, 2011 (the “2011 Period”).

Revenues

As a result of the Building Sale and sale of Mimotopes, the Company has no operating units or subsidiaries and no sources of future revenue.

Chapter 11 Expenses

Chapter 11 expenses consist solely of trustee fees and legal fees for the 2012 and 2011 Periods.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $162,450, or 43.1%, from $377,282 in the 2011 Period to $214,832 in 2012 Period. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of Mimotopes in the second Period of 2011. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a part-time consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense decreased $119,691, or 85.2%, from $140,524 in the 2011 Period to $20,833 during the 2012 Period. This decrease was a result of the pay off of the Company’s mortgage from a portion of the proceeds from the Building Sale in December 2011 and the payoff of the PIPE Investor Notes from a portion of the proceeds received on the sale of Mimotopes in the second Period of 2011.

Other Income

Other income for the 2011 Period consists of rental income on office and laboratory space located at 601 Biotech Drive in Chesterfield Count, VA and a net gain of approximately $189,000 relating to the sale of Mimotopes. Rental income from this lease ended as a result of the Building Sale in December 2011.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total income (losses) for the Company were $(119,757) and $51,807 for the quarters ended June 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. Total losses for the Company were $229,334 and $28,753 for the six-month periods ended June 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”), respectively This change was primarily due to the loss of rental income resulting from the Building Sale in December 2011 and the loss of operating income resulting from the sale of Mimotopes in April 2011. In addition, the sale of Mimotopes resulted in a net gain of approximately $189,000 in the 2011 Quarter and 2011 Period. As a result of these sales, the Company has no operating units or subsidiaries and no source of current revenue.

The Company generated negative cash flows of $172,543 and $1,078 in the six-month periods ending June 30, 2012 and 2011, respectively. Net working capital as of June 30, 2012 and December 31, 2011 was approximately $641,000 and $836,000, respectively.

The Company had $1,149,425 and $1,321,968 in cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively.

Cash used in operating activities was $172,543 and $140,400 in the 2012 and 2011 Periods, respectively.

The Company did not have any investing activities during the 2012 Period. Cash provided by investing activities during the 2011 Period consisted solely of proceeds from the sale of Mimotopes.

Cash used by financing activities for the 2012 and 2011 Quarters was $0 and $686,678, respectively. Cash used by financing activities in the 2011 period consisted primarily of principal payments on debt.

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

Revenue Recognition

The Company recognized revenue upon the completion of laboratory service projects, or upon the delivery of biologically relevant materials that had been synthesized in accordance with project terms. Laboratory service projects were generally administered under fee-for-service contracts or purchase orders. Any revenues from research and development arrangements, including corporate contracts and research grants, were recognized pursuant to the terms of the related agreements as work was performed, or as scientific milestones, if any, were achieved. Product sales were recognized when shipped. Amounts received in advance of the performance of services or acceptance of a milestone, was recorded as deferred revenue and recognized when completed.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Operating Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of June 30, 2012 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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