Form 10-Q
period 2012-09-30
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2012-11-19
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 14, 2012, 15,560,504 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Biotechnologies, Inc.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$923,418	$1,321,968
Investments	—	527
Accounts receivable, net	—	—
Other current assets	54,820	53,735

Total current assets	978,238	1,376,230

Property and Equipment, net	—	—

Total Assets	$978,238	$1,376,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$221,267	$374,245
Accrued payroll liabilities	168,800	165,904
Other liabilities	12,500	—

Total current liabilities	402,567	540,149

Total Liabilities Not Subject to Compromise	402,567	540,149

Liabilities Subject to Compromise
Debt plus accrued interest	—	666,667
Priority claims	23,450	35,175
Accounts payable and other unsecured creditors	409,417	448,453
Other liabilities	51,000	54,936

Total Liabilities Subject to Compromise	483,867	1,205,231

Total Liabilities	886,434	1,745,380

Commitments, and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2012 - 15,560,504 issued and outstanding; 2011 12,660,504 issued and outstanding	—	—
Additional paid-in-capital	26,279,816	26,229,815
Restricted stock	—	—
Other comprehensive income	—	—
Accumulated deficit	(26,188,012)	(26,598,965)

Total stockholders’ equity (deficit)	91,804	(369,150)

Total Liabilities and Stockholders’ Equity (Deficit)	$978,238	$1,376,230

See accompanying summary of accounting policy and notes to financial statements

Commonwealth Biotechnologies, Inc.

Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating costs and expenses
Chapter 11 expenses	30,000	—	31,625	34,498
General and administrative	107,469	141,132	322,301	518,414

Total Operating Costs and Expenses	137,469	141,132	353,926	552,912

Operating loss	(137,469)	(141,132)	(353,926)	(552,912)

Other income (expense)
Interest expense	—	(43,404)	(20,833)	(183,929)
Rental income	—	148,495	—	445,485
Loss on deconsolidation of subsidiary	—	—	—	(575,026)
Realized gains	—	—	—	764,239
Gain on extinguishment of debt	687,500	—	687,500	—
Other income	90,256	—	98,212	434

Total other income	777,756	105,091	764,879	451,203

Gain / (Loss) from continuing operations	640,287	(36,041)	410,953	(101,709)

Income (loss) from operating discontinued operations	—	—	—	36,914

Total income (loss) from discontinued operations	—	—	—	36,914

Net income / (loss)	$640,287	$(36,041)	$410,953	$(64,795)

Basic and diluted income (loss) per common share from continued operations	$0.05	$—	$0.03	$(0.01)

Basic and diluted income (loss) per common share from discontinued operation	$—	$—	$—	$—

Basic and diluted income (loss) per common share after discontinued operation	$0.05	$—	$0.03	$(0.01)

See accompanying summary of accounting policy and notes to financial statements

COMMWEALTH BIOTECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$410,953	$(64,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain on deconsolidation of Mimotopes	—	(189,214)
Income from discontinued operations	—	(36,914)
Unrealized loss on investments	527	—
Gain on extinguishment of debt	(687,500)	—
Depreciation and amortization	—	119,866
Expenses satisfied with the issuance of stock	50,000	35,000
Changes in:
Prepaid expenses and inventory	(1,084)	18,914
Accounts receivable	—	11,660
Accounts payable and other current liabilities	(171,446)	22,433

Net cash used in operating activities	(398,550)	(83,050)

Cash flows from investing activities
Proceeds from the sale of Mimotopes	—	826,000

Net cash provided by investing activities	—	826,000

Cash flows from financing activities:
Principal payments on long term debt	—	(753,788)
Principal payments on loan from Corporate Officer		(19,486)

Net cash used in financing activities	—	(773,274)

Net decrease in cash and cash equivalents	(398,550)	(30,324)
Cash and cash equivalents, beginning of period	1,321,968	99,912

Cash and cash equivalents, end of period	$923,418	$69,588

Supplemental disclosure of cash flow information
Cash payments for interest	$—	$146,000
Non-cash investing and financing activities
Expenses satisfied through the issuance of stock	$50,000	$35,000
Accrued expenses satisfied through the issuance of stock	$—	$68,000
Gain on extinguishment of debt	$687,500	$—

See accompanying notes to financial statements

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements

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

Total income (loss) for the Company was $640,287 and $(36,041) for the quarters ended September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. Total income (loss) for the Company was $410,953 and $(64,795) for the nine-month periods ended September 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”), respectively. This change was primarily a result of a one-time gain on the extinguishment of debt of approximately $688,000.

The Company generated negative cash flows of $398,550 and $30,324 in the nine-month periods ending September 30, 2012 and 2011, respectively. Net working capital as of September 30, 2012 and December 31, 2011 was approximately $576,000 and $836,000, respectively.

The Company had $923,418 and $1,321,968 in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively.

Cash used in operating activities was $398,550 and $83,050 in the 2012 and 2011 Periods, respectively.

The Company did not have any investing activities during the 2012 Period. Cash provided by investing activities during the 2011 Period consisted solely of proceeds from the sale of Mimotopes.

Cash used by financing activities for the 2012 and 2011 Periods was $0 and $773,274, respectively. Cash used by financing activities in the 2011 period consisted primarily of principal payments on debt.

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other noncurrent assets in accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

FASB Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company’s Management has evaluated the impact of this guidance to its consolidated financial statements. Management is not aware of any material uncertain tax positions, and has not accrued the effect of any uncertain tax positions as of September 30, 2012 and December 31, 2011. The Company’s tax returns are subject to examination by the taxing authorities, generally for a period of three years from the date they are filed. With few exceptions, the Company is no longer subject to income tax examinations by federal, state or local tax authorities for years before 2008. The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 13,683,602 and 12,660,504 for the three months ended September 30, 2012 and 2011, respectively. Weighted average shares outstanding for basic and diluted loss per common share were 13,004,026 and 11,921,997 for the nine months ended September 30, 2012 and 2011, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Debtor-in-Possession Balance Sheet at September 30, 2012 is as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Balance Sheet

As of September 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$923,418
Investments	—
Accounts receivable, net	—
Other current assets	54,820

Total current assets	978,238

Property and Equipment, net	—

Total Assets	$978,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$221,267
Accrued payroll liabilities	168,800
Other liabilities	12,500

Total current liabilties	402,567

Total Liabilities Not Subject to Compromise	402,567

Liabilities Subject to Compromise
Debt plus accrued interest	—
Priority claims	23,450
Accounts payable and other unsecured creditors	409,417
Other liabilities	51,000

Total Liabilities Subject to Compromise	483,867

Total Liabilities	886,434

Commitments and contingencies	—
Stockholders’ equity (deficit)
Prepetition stockholders’ equity	4,682,078
Postpetition issuance of restricted stock and options	122,625
Postpetition accumulated deficit	(4,712,899)

Total stockholders’ equity	91,804

Total Liabilities and Stockholders’ Equity (Deficit)	$978,238

See accompanying summary of accounting policy and notes to financial statements

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Debtor-in-Possession Statements of Operations are as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statement of Operations

	Three Months Ending September 30, 2012	Nine Months Ending September 30, 2012	Three Months Ending September 30, 2011	Janury 20, 2011 to September 30, 2011

Revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating costs and expenses
Chapter 11 expenses	30,000	31,625	—	34,498
General and administrative	107,469	322,301	141,132	382,810

Total Operating Costs and Expenses	137,469	353,926	141,132	417,308

Operating loss	(137,469)	(353,926)	(141,132)	(417,308)

Other income (expense)
Interest expense	—	(20,833)	(43,404)	(164,319)
Loss on deconsolidation of subsidiary	—	—	—	(575,026)
Realized gains	—	—	—	764,239
Rental income	—	—	148,495	395,987
Gain on extinguishment of debt	687,500	687,500
Other income	90,256	98,212	—	434

Total other income (expense)	777,756	764,879	105,091	421,315

Postpetition income / (loss)	$640,287	$410,953	$(36,041)	$4,007

NOTE 4. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. No stock-based compensation expense related to employee stock options recognized under ASC 718 was recognized for the three or nine month periods ended September 30, 2012 and 2011. As of September 30, 2012 total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and nine month periods ended September 30, 2012 was $0. During the nine month period ended September 30, 2012, the Company did not receive cash from the exercise of stock awards.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of ASC 718 for the three and nine month periods ending September 30, 2012 and 2011.

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012	Weighted Average Exercise Price	Three Months Ended September 30, 2011	Weighted Average Exercise Price

Options and warrants outstanding, beginning of period	245,443	$3.02	433,012	$4.48

Granted	—	—	—	—

Exercised	—	—	—	—

Expired	—	—	—	—

Options and warrants outstanding, end of period	245,443	$3.02	433,012	$4.48

Options and warrants exercisable, end of period	245,443	$3.02	433,012	$4.48

Weighted -average fair value per option and warrants granted during the period		$—		$—

	Nine Months Ended September 30, 2012	Weighted Average Exercise Price	Nine Months Ended September 30, 2011	Weighted Average Exercise Price

Options and warrants outstanding, beginning of period	245,443	$3.02	433,012	$4.48

Granted	—	—	—	—

Exercised	—	—	—	—

Expired	—	—	—	—

Options and warrants outstanding, end of period	245,443	$3.02	433,012	$4.48

Options and warrants exercisable, end of period	245,443	$3.02	433,012	$4.48

Weighted -average fair value per option and warrants granted during the period		$—		$—

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

NOTE 5. EARNINGS (LOSS) PER SHARE

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
Basic and diluted loss per share:
	2012	2011
Income (loss) from continuing operations	$640,287	$(36,041)
Loss from discontinued operations	—	—

Net income / (loss)	$640,287	$(36,041)

Basic and diluted loss per common share from continued operations	$0.05	$—

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$0.05	$—

Weighted average share outstanding	13,683,602	12,660,504

	Nine Months Ended September 30,
Basic and diluted loss per share:
	2012	2011
Loss from continuing operations	$410,953	$(101,709)
Income from discontinued operations	—	36,914

Net loss	$410,953	$(64,795)

Basic and diluted loss per common share from continued operations	$0.03	$0.01

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$0.03	$0.01

Weighted average share outstanding	13,004,026	11,921,997

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 7. DEBT

Fornova Agreement

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (“the Note”) payable to Fornova Pharmaworld, Inc. (“the Holder”). On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it was owed $500,000 plus accrued interest relating to a convertible note that was originated in 2008. The Company was seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety. Effective September 30, 2012, principal and accrued interest in the amount of $687,500 was written off by the Company.

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

Due to the financial condition of the Company, a portion of the CEO’s salary has been accrued and not paid at the election of the CEO. These accruals began in December 2010 and have been approved by the Bankruptcy Court. Salary earned but not paid was approximately $255,000 and $230,000 at September 30, 2012 and December 31, 2011, respectively.

NOTE 9. DISCONTINUED OPERATIONS

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Mimotopes is shown as a discontinued operation in the Consolidated Statement of Operations for the nine month period ending September 30, 2012. During the second quarter of 2011, Mimotopes was deconsolidated resulting in a net gain of approximately $189,000.

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

Mimotopes - Income from Operating Discontinued Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$—	$—	$895,651

Cost of services	—	—	—	593,009

Gross profit	—	—	—	302,642

Sales, general and administrative	—	—	—	393,303

Operating loss	—	—	—	(90,661)

Other Income, net	—	—	—	127,575

Income (loss) from operating discontinued operations	$—	$—	$—	$36,914

NOTE 10. ISSUANCE OF RESTRICTED STOCK

In January 2011, bonuses, in the form of restricted stock, were issued to three current employees and a consultant. Total shares issued were 500,000. The market value of these shares was approximately $35,000. In September 2012, bonuses, in the form of restricted stock, were issued to a current employee. Total shares issued were 250,000. The market value of these shares was approximately $5,000. These transactions were approved by the Company’s Board of Directors.

In December 2010, the Board of Directors approved a resolution allowing officers of the Company to receive restricted stock in lieu of cash compensation. In March 2011 and August 2012, restricted shares issued to the Company’s CEO under this arrangement were 1,687,500 and 2,025,000, respectively. The market value of these shares was $51,000 and $40,500, respectively. In April 2011 and September 2012, restricted shares issued to two independent directors under this arrangement were 566,666 and 625,000, respectively. The market value of these shares was $17,000 and $12,500, respectively.

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

NOTE 12. COMMITMENTS AND CONTINGECIES

On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it was owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company was seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety.

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Total income (loss) for the Company was $640,287 and $(36,041) for the quarters ended September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. Total income (loss) for the Company was $410,953 and $(64,795) for the nine-month periods ended September 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”), respectively. This change was primarily a result of a one-time gain on the extinguishment of debt of approximately $688,000.

The Company generated negative cash flows of $398,550 and $30,324 in the nine-month periods ending September 30, 2012 and 2011, respectively. Net working capital as of September 30, 2012 and December 31, 2011 was approximately $576,000 and $836,000, respectively.

The Company had $923,418 and $1,321,968 in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively.

Cash used in operating activities was $398,550 and $83,050 in the 2012 and 2011 Periods, respectively.

The Company did not have any investing activities during the 2012 Period. Cash provided by investing activities during the 2011 Period consisted solely of proceeds from the sale of Mimotopes.

Cash used by financing activities for the 2012 and 2011 Periods was $0 and $773,274, respectively. Cash used by financing activities in the 2011 period consisted primarily of principal payments on debt.

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

Commonwealth Biotechnologies, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Results of Operations

Three Months Ended September 30, 2012 (the “2012 Quarter”) Compared with Three Months Ended September 30, 2011 (the “2011 Quarter”).

Revenues

As a result of the Building Sale and sale of Mimotopes, the Company has no operating units or subsidiaries and no sources of future revenue.

Chapter 11 Expenses

Chapter 11 expenses consist solely of trustee fees and legal fees relating to the Company’s bankruptcy filing.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $33,663, or 23.9%, from $141,132 in the 2011 Quarter to $107,469 in 2012 Quarter. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of Mimotopes in the second quarter of 2011. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a part-time consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense was $0 and $43,404 during the 2012 Quarter and 2011 Quarter, respectively. This decrease was a result of the pay off of the Company’s mortgage from a portion of the proceeds from the Building Sale in December 2011 and the payoff of the PIPE Investor Notes from a portion of the proceeds received on the sale of Mimotopes in the second quarter of 2011.

Other Income

Other income for the 2012 Quarter consists primarily of a net gain resulting from adjusting accounts payable to the final claims register approved by the bankruptcy court.

Other income for the 2011 Quarter consists of rental income on office and laboratory space located at 601 Biotech Drive in Chesterfield Count, VA and a net gain of approximately $189,000 relating to the sale of Mimotopes. Rental income from this lease ended as a result of the Building Sale in December 2011.

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (“the Note”) payable to Fornova Pharmaworld, Inc. (“the Holder”). On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it was owed $500,000 plus accrued interest relating to a convertible note that was originated in 2008. The Company was seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety. Consequently, principal and accrued interest of $500,000 and $187,500, respectively, were written off effective September 30, 2012. This write-off resulted in a gain on the extinguishment of debt of $687,500.

Nine months Ended September 30, 2012 (the “2012 Period”) Compared with Nine months Ended September 30, 2011 (the “2011 Period”).

Revenues

As a result of the Building Sale and sale of Mimotopes, the Company has no operating units or subsidiaries and no sources of future revenue.

Chapter 11 Expenses

Chapter 11 expenses consist solely of trustee fees and legal fees relating to the Company’s bankruptcy filing.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $196,113, or 37.8%, from $518,414 in the 2011 Period to $322,301 in 2012 Period. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of Mimotopes in the second Period of 2011. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a part-time consultant who serves as the acting principal financial officer.

Interest Expense

Interest expense decreased $163,096, or 88.7%, from $183,929 in the 2011 Period to $20,833 during the 2012 Period. This decrease was a result of the pay off of the Company’s mortgage from a portion of the proceeds from the Building Sale in December 2011 and the payoff of the PIPE Investor Notes from a portion of the proceeds received on the sale of Mimotopes in the second Period of 2011.

Other Income

Other income for the 2012 Period consists primarily of a net gain resulting from adjusting accounts payable to the final claims register approved by the bankruptcy court.

Other income for the 2011 Period consists of rental income on office and laboratory space located at 601 Biotech Drive in Chesterfield County, VA and a net gain of approximately $189,000 relating to the sale of Mimotopes. Rental income from this lease ended as a result of the Building Sale in December 2011.

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (“the Note”) payable to Fornova Pharmaworld, Inc. (“the Holder”). On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it was owed $500,000 plus accrued interest relating to a convertible note that was originated in 2008. The Company was seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety. Consequently, principal and accrued interest of $500,000 and $187,500, respectively, were written off effective September 30, 2012. This write off resulted in a gain on the extinguishment of debt of $687,500.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total income (loss) for the Company was $640,287 and $(36,041) for the quarters ended September 30, 2012 (the “2012 Quarter”) and 2011 (the “2011 Quarter”), respectively. Total income (loss) for the Company was $410,953 and $(64,795) for the nine-month periods ended September 30, 2012 (the “2012 Period”) and 2011 (the “2011 Period”), respectively. This change was primarily a result of a one-time gain on the extinguishment of debt of approximately $688,000.

The Company generated negative cash flows of $398,550 and $30,324 in the nine-month periods ending September 30, 2012 and 2011, respectively. Net working capital as of September 30, 2012 and December 31, 2011 was approximately $576,000 and $836,000, respectively.

The Company had $923,418 and $1,321,968 in cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively.

Cash used in operating activities was $398,550 and $83,050 in the 2012 and 2011 Periods, respectively.

The Company did not have any investing activities during the 2012 Period. Cash provided by investing activities during the 2011 Period consisted solely of proceeds from the sale of Mimotopes.

Cash used by financing activities for the 2012 and 2011 Periods was $0 and $773,274, respectively. Cash used by financing activities in the 2011 period consisted primarily of principal payments on debt.

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non-current assets in accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Operating Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of September 30, 2012 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company is disputing Fornova’s claim that it is owed $500,000 plus accrued interest relating to a convertible note that was originated in 2008. The Company is seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety.

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