Form 10-K
period 2012-12-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2013-05-20
CIK 1042418

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the shares of common stock, without par value (“Common Stock”), of the registrant held by non-affiliates on December 31, 2012 was approximately $165,000 based on the closing sales price of the shares of $0.01 per share, as reported on the NASDAQ Capital Market on December 31, 2012, multiplied by the number of shares outstanding on that date (15,560,504).

As of May 20, 2013, there were 15,560,504 shares of Common Stock outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

FORM 10-K

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

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries. Mimotopes is shown in the Consolidated Financial Statements as discontinued operations.

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Company (which is referred to herein on a prospective basis as the “Reorganized Company” after taking into effect the anticipated implementation of the transaction contemplated by the Plan). The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual property assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. As described in the Plan, the Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013. As of the date of this report the Company is working to consummate the transactions contemplated by the Plan.

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

Moreover, the Reorganized Company expects, as part of the Plan, to obtain certain intellectual property assets from HedgePath.

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

Total income (loss) for the Company was $186,366 and $(227,888) for the years ended December 31, 2012 and 2011, respectively. This change was primarily a result of a one-time gain on the extinguishment of debt of approximately $670,000 in 2012. In addition, the Company received rental income of $596,454 in 2011. As a result of the Building Sale in December 2011, the Company did not receive any rental income in 2012.

The Company generated negative cash flows of $464,266 in 2012, compared to an increase in cash of $1,222,056 in 2011. Net working capital as of December 31, 2012 and December 31, 2011 was $376,482 and $836,081, respectively.

The Company had $857,702 and $1,321,968 in cash and cash equivalents at December 31, 2012 and 2011, respectively.

Cash provided by (used in) operating activities was $(464,266) and $67,533 in 2012 and 2011, respectively. The change is primarily the result of the sale of Mimotopes in the second quarter of 2011. As a result of this sale, the Company has no operating units or subsidiaries.

Cash provided by investing activities was $0 and $1,474,837 in 2012 and 2011, respectively. The primary investing activities in 2011 were proceeds from the Building Sale and the sale of Mimotopes.

Cash used by financing activities for 2012 and 2011 was $0 and $320,314, respectively. Financing activities for 2011 consisted primarily of principal payments on debt.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2012 and 2011 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company.

Pursuant to the Plan, the Reorganized Company will acquire certain intellectual property assets of HedgePath and will operate the related business going forward. Until this transaction is completed, administrative expenses will be funded from cash on hand.

Operations

The Company currently has no operating units or subsidiaries.

Employees

Through December 31, 2011, the administrative staff in Richmond consisted of two full-time employees (CEO and Assistant Controller) and a consultant who serves, on a part-time basis, as Acting Principal Financial Officer. The CEO’s employment agreement expired on December 31, 2011. Effective May 1, 2013, a consulting agreement was executed with the CEO (see Item 11 for further details). Consequently, during 2012, the administrative staff in Richmond consisted of two part-time consultants (CEO and Acting Principal Financial Officer) and one full-time employee (Assistant Controller).

U.S. Government Regulation

CBI currently complies with existing federal, state and local laws and regulations and does not anticipate that continuing compliance will have any material effect upon its capital expenditures, earnings or competitive position. The business of the Reorganized Company will be subject to significant regulation relating to pharmaceutical products by governmental authorities in the United States and other countries. It is anticipated that complying with these regulations will involve a considerable level of time, expense and uncertainty.

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

On January 20, 2011, the Company filed a voluntary petition before the Bankruptcy Court seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. See “Business Overview”.

On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it was owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company was seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety. Consequently, principal and accrued interest of $500,000 and $166,667, respectively, were written off effective September 30, 2012. This write-off resulted in a gain on the extinguishment of debt of $666,667.

Item 4.	Submission of Matters to Vote of Security Holders

On January 4, 2013, the Company filed the Plan with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. As described by the Plan, Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “CBTE” until January 25, 2010. The Company’s common stock currently trades on the Pink Sheets under the symbol CBTEQ.PK. The following table sets forth the range of high and low sales price per share of common stock for the years ended December 31, 2012, 2011 and 2010, respectively. These market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Period	High Stock Price	Low Stock Price
1st Quarter, 2012	$0.05	$0.01
2nd Quarter, 2012	$0.03	$0.02
3rd Quarter, 2012	$0.02	$0.02
4th Quarter, 2012	$0.02	$0.01

1st Quarter, 2011	$0.08	$0.02
2nd Quarter, 2011	$0.07	$0.04
3rd Quarter, 2011	$0.04	$0.02
4th Quarter, 2011	$0.04	$0.02

1st Quarter, 2010	$0.65	$0.15
2nd Quarter, 2010	$0.26	$0.16
3rd Quarter, 2010	$0.17	$0.09
4th Quarter, 2010	$0.11	$0.06

On May 17, 2013, the last reported sales price for a share of the Company’s Common Stock was $10.

The Company has not paid and does not expect to pay any cash dividends on its Common Stock.

Recent Sales of Unregistered Securities

All sales of securities of the Company during the period covered by this report have been previously reported on Form 8-K.

Equity Compensation Plan

The following table provides information about CBI’s equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	245,443	$3.02	1,044,597
Equity compensation plans not approved by security holders	0	0	0
Total	245,443	$3.02	1,044,597

Item 6.	Selected Financial Data.

Set forth below is selected financial data with respect to the years ended December 31, 2012 and 2011. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

	As of and for the year ended December 31,
Operational Data
	2012	2011
Total revenues	$—	$—

Gain (loss) from continuing operations	186,366	(264,802)
Income from discontinued operations	—	36,914

Net income (loss)	$186,366	$(227,888)

Basic and diluted income (loss) per common share from continued operations	$0.01	$(0.02)

Basic and diluted income (loss) per common share from discontinued operations	—	—

Basic and diluted income (loss) per common share	$0.01	$(0.02)

Weighted average shares outstanding	13,646,638	12,108,141

Balance Sheet Data
Total Current Assets	$936,435	$1,401,230
Total Assets	936,435
Total Current Liabilities	559,953	565,149
Total Liabilities	1,069,219	1,740,830
Total Stockholders’ Equity (Deficit)	$(132,784)	$(369,150)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with “Selected Financial Data” and the Company’s Audited Financial Statements and Notes thereto included within.

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

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries. Mimotopes is shown in the Consolidated Financial Statements as discontinued operations.

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual property assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. The Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013.

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

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries.

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. The Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. As of the date of this report, the Company is working to consummate the transaction contemplated in the Plan.

Total income (loss) for the Company was $186,366 and $(227,888) for the years ended December 31, 2012 and 2011, respectively. This change was primarily a result of a one-time gain on the extinguishment of debt of approximately $670,000 in 2012. In addition, the Company received rental income of $596,454 in 2011. As a result of the Building Sale in December 2011, the Company did not receive any rental income in 2012.

The Company generated negative cash flows of $464,266 in 2012, compared to an increase in cash of $1,222,056 in 2011. Net working capital as of December 31, 2012 and December 31, 2011 was $376,482 and $836,081, respectively.

The Company had $857,702 and $1,321,968 in cash and cash equivalents at December 31, 2012 and 2011, respectively.

Cash provided by (used in) operating activities was $(464,266) and $67,533 in 2012 and 2011, respectively. The change is primarily the result of the sale of Mimotopes in the second quarter of 2011. As a result of this sale, the Company has no operating units or subsidiaries.

Cash provided by investing activities was $0 and $1,474,837 in 2012 and 2011, respectively. The primary investing activities in 2011 were proceeds from the Building Sale and the sale of Mimotopes.

Cash used by financing activities for 2012 and 2011 was $0 and $320,314, respectively. Financing activities for 2011 consisted primarily of principal payments on debt.

Other current assets as of December 31, 2012 include $75,000 of funds held in escrow by the Company’s Bankruptcy Attorney’s. These funds will be used to pay unbilled legal fees as approved by the Bankruptcy Court.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2012 and 2011 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations

Year Ended December 31, 2012 (“2012”) Compared with Year Ended December 31, 2011 (“2011”).

All financial comparisons are for continuing operations unless otherwise noted for discontinued operations.

Revenues

As a result of the sale of Mimotopes in the second quarter of 2011 and the Building Sale on December 29, 2011, the Company has no ongoing sources of revenue.

General and Administrative

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, professional fees, consulting, taxes, and other administrative expenses. Total GA costs decreased $421,426, or 42.9%, from $982,096 in 2011 to $560,670 in 2012. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of CBI Services and FIL in November 2009. Through December 31, 2011, the administrative staff in Richmond consisted of two full-time employees (CEO and Assistant Controller) and a consultant who serves, on a part-time basis, as Acting Principal Financial Officer. The CEO’s employment agreement expired on December 31, 2011. Effective May 1, 2013, a consulting agreement was executed with the CEO (see Item 11 for further details). Consequently, during 2012, the administrative staff in Richmond consisted of two part-time consultants (CEO and Acting Principal Financial Officer) and one full-time employee (Assistant Controller).

GA includes expenses relating to the Company’s Bankruptcy filing. These expenses, consisting primarily of legal fees, were approximately $159,000 and $176,000 for the years ended December 31, 2012 and 2011, respectively.

Since the Company has no current sources of revenue, future administrative costs must be funded from cash on hand.

Other Income (Expenses)

Rental income consists solely of rents received from Bostwick for the lease of office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. This lease commenced in November 2009 and was terminated as a result of the Building Sale on December 29, 2011. Consequently, the Company has no sources of future revenue until a suitable M&A transaction partner can be obtained.

Realized gains of approximately $80,000 during 2012 relate primarily to adjustments of Company’s accounts payable listing to the final claims register approved by the bankruptcy court.

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (“the Note”) payable to Fornova Pharmaworld, Inc. (“the Holder”). On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it was owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company was seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety. Consequently, principal and accrued interest of $500,000 and $166,667, respectively, were written off effective September 30, 2012. This write-off resulted in a gain on the extinguishment of debt of $666,667.

During 2011, the following gains and losses were recognized relating to the Building Sale and the sale of Mimotopes:

•	Gain of $148,773 on the Building Sale;

•	Gain of $764,239 relating to the recognition of other comprehensive income on the deconsolidation of Mimotopes;

•	Loss of $575,026 on the deconsolidation of Mimotopes.

Interest expense was $-0- and $217,580 for 2012 and 2011, respectively. As a result of the payoffs of the PIPE Investor Notes during the second quarter of 2011 and the payoff of the mortgage from the proceeds of the Building Sale on December 29, 2011, the only remaining debt was the Fornova Note. This note was written off effective September 30, 2012 and no interest expense recognized during 2012.

Discontinued Operations

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. Results of operating Mimotopes are shown as discontinued operations in the Consolidated Statement of Operations for 2011.

Income from operating discontinued operations was $36,914 in 2011.

Liquidity and Capital Resources

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries.

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. The Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. As of the date of this report, the Company is working to consummate the transaction contemplated in the Plan.

Total income (loss) for the Company was $186,366 and $(227,888) for the years ended December 31, 2012 and 2011, respectively. This change was primarily a result of a one-time gain on the extinguishment of debt of approximately $670,000 in 2012. In addition, the Company received rental income of $596,454 in 2011. As a result of the Building Sale in December 2011, the Company did not receive any rental income in 2012.

The Company generated negative cash flows of $464,266 in 2012, compared to an increase in cash of $1,222,056 in 2011. Net working capital as of December 31, 2012 and December 31, 2011 was $376,482 and $836,081, respectively.

The Company had $857,702 and $1,321,968 in cash and cash equivalents at December 31, 2012 and 2011, respectively.

Cash provided by (used in) operating activities was $(464,266) and $67,533 in 2012 and 2011, respectively. The change is primarily the result of the sale of Mimotopes in the second quarter of 2011. As a result of this sale, the Company has no operating units or subsidiaries.

Cash provided by investing activities was $0 and $1,474,837 in 2012 and 2011, respectively. The primary investing activities in 2011 were proceeds from the Building Sale and the sale of Mimotopes.

Cash used by financing activities for 2012 and 2011 was $0 and $320,314, respectively. Financing activities for 2011 consisted primarily of principal payments on debt.

Other current assets as of December 31, 2012 and 2011 include $75,000 of funds held in escrow by the Company’s Bankruptcy Attorney’s. These funds will be used to pay unbilled legal fees as approved by the Bankruptcy Court.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2012 and 2011 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Corporate Governance

As a consequence of the Sarbanes-Oxley Act, the NASDAQ imposed certain changes in the rules of corporate governance which are aimed at strengthening its listing standards. The Securities and Exchange Commission (SEC) approved the rules imposed by NASDAQ. Thus:

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	business conditions and the general economy,

•	the development and implementation of the Company’s long-term business goals,

•	federal, state, and local regulatory environment,

•	lack of demand for the Company’s services,

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house,”

•	potential cost containment by the Company’s customers resulting in fewer research and development projects,

•	the Company’s ability to receive accreditation to provide various services, including, but not limited to paternity testing

•	the Company’s ability to hire and retain highly skilled employees,

•	the Company’s ability to raise additional equity financing,

•	the Company’s inability to pay debt obligations,

•	the Company’s inability to find a suitable M&A transaction partner.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

  Stockholders of Commonwealth Biotechnologies, Inc.

Richmond, Virginia

We have audited the accompanying balance sheet of Commonwealth Biotechnologies, Inc. as of December 31, 2012 and the related statements of operations and comprehensive income, stockholders’ equity income and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Biotechnologies, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PBMares, LLP

Richmond, Virginia

May 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

  Stockholders of Commonwealth Biotechnologies, Inc.

Richmond, Virginia

We have audited the accompanying balance sheet of Commonwealth Biotechnologies, Inc. as of December 31, 2011 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Biotechnologies, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Witt Mares, PLC

Richmond, Virginia

April, 11, 2012

Commonwealth Biotechnologies, Inc.

Balance Sheets

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$857,702	$1,321,968
Investments	—	527
Accounts receivable, net	—	—
Other current assets	78,733	78,735

Total current assets	936,435	1,401,230

Property and Equipment, net	—	—

Total Assets	$936,435	$1,401,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable and accrued expenses	$368,613	$399,245
Accrued payroll liabilities	191,340	165,904

Total current liabilities	559,953	565,149

Total Liabilities Not Subject to Compromise	559,953	565,149

Liabilities Subject to Compromise
Debt plus accrued interest	—	666,667
Priority claims	23,450	35,175
Accounts payable and other unsecured creditors	422,316	448,453
Other liabilities	63,500	54,936

Total Liabilities Subject to Compromise	509,266	1,205,231

Total Liabilities	1,069,219	1,770,380

Commitments, and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2012 - 15,560,504 issued and outstanding; 2011 12,660,504 issued and outstanding	—	—
Additional paid-in-capital	26,279,815	26,229,815
Restricted stock	—	—
Other comprehensive income	—	—
Accumulated deficit	(26,412,599)	(26,598,965)

Total stockholders’ equity (deficit)	(132,784)	(369,150)

Total Liabilities and Stockholders’ Equity (Deficit)	$936,435	$1,401,230

See accompanying summary of accounting policies and notes to financial statements

Commonwealth Biotechnologies, Inc.

Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2012	2011
Revenues	$—	$—

Total revenues	—	—

Operating costs and expenses
General and administrative	560,670	982,096

Total Operating Costs and Expenses	560,670	982,096

Operating loss	(560,670)	(982,096)

Other income (expense)
Interest expense	—	(217,580)
Rental income	—	596,454
Loss on deconsolidation of subsidiary	—	(575,026)
Recognition of other comprehensive income on sale of subsidiary	—	764,239
Realized gains	80,369	148,773
Gain on extinguishment of debt	666,667	—
Other income	—	434

Total other income	747,036	717,294

Gain / (Loss) from continuing operations	186,366	(264,802)

Income from operating discontinued operations	—	36,914

Total income from discontinued operations	—	36,914

Net income / (loss)	186,366	(227,888)

Other Comprehensive income (loss)
Foreign currency translation	—	111,312
Recognition of other comprehensive income on deconsolidation	—	(764,239)

Comprehensive income (loss)	$186,366	(880,815)

Basic and diluted income (loss) per common share from continued operations	$0.01	$(0.02)

Basic and diluted income (loss) per common share from discontinued operation	$—	$—

Basic and diluted income (loss) per common share after discontinued operation	$0.01	$(0.02)

See accompanying summary of accounting policies and notes to financial statements

Commonwealth Biotechnologies, Inc.

Statements of Stockholders’ Equity

	Number of Common Shares Outstanding	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance January 1, 2011	9,906,338	$26,119,191	$652,927	$(26,371,077)	$401,041
Isuance of common stock	2,754,166	102,624	—	—	102,624
Stock option expense	—	8,000	—	—	8,000
Net loss	—	—	—	(227,888)	(227,888)
Foreign currency gain	—	—	111,312	—	111,312
Recognition of other comprehensive income on deconsolidation of subsidiary	—	—	(764,239)	—	(764,239)

Balance December 31, 2011	12,660,504	26,229,815	—	(26,598,965)	(369,150)
Isuance of common stock	2,900,000	50,000	—	—	50,000
Stock option expense	—	—	—	—	—
Net income	—	—	—	186,366	186,366

Balance December 31, 2012	15,560,504	$26,279,815	$—	$(26,412,599)	$(132,784)

See accompanying summary of accounting policies and notes to financial statements

Commonwealth Biotechnologies, Inc.

Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$186,366	$(227,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Intercompany loans	—	19,398
Unrealized loss on investments	527	—
Gain on extinguishment of debt	(666,667)
Net gain on the sale of subsidiary	—	(189,214)
(Income) loss from discontinued operations	—	(36,914)
Gain on sale of property, plant and equipment	—	(148,773)
Depreciation and amortization	—	162,334
Stock-based compensation	—	8,000
Expenses satisfied with the issuance of stock	50,000	35,000
Changes in:
Prepaid expenses and other assets	—	(26,097)
Accounts payable and other current liabilities	(34,492)	471,687

Net cash provided by (used in) operating activities	(464,266)	67,533

Cash flows from investing activities:
Proceeds from the sale of subsidiary	—	106,000
Proceeds from the sale of property, plant and equipment	—	1,368,837

Net cash provided by investing activities	—	1,474,837

Cash flows from financing activities:
Principal payments on long term debt	—	(296,410)
Principal payments on loan from corporate officer	—	(23,904)

Net cash used in financing activities	—	(320,314)

Net increase (decrease) in cash and cash equivalents	(464,266)	1,222,056
Cash and cash equivalents, beginning of year	1,321,968	99,912

Cash and cash equivalents, end of year	$857,702	$1,321,968

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$—	$287,000
Non-cash investing and financing activities
Expenses satisfied with the issuance of stock	$50,000	$43,000
Prepaid expenses satisfied with note payable	$—	$24,000
Gain on extinguishment of debt	$687,500	$—
Non-cash proceeds from the sale of property, plant and equipment	$—	$2,393,000
Non-cash principal payments on long term debt	$—	$2,693,000
Accounts payable and other current liabilities satisfied with the issuance of stock	$—	$68,000

See accompanying summary of accounting policies and notes to financial statements

Summary of Significant Accounting Policies

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. The Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. As of the date of this report, the Company is working to consummate the transactions contemplated by the Plan.

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

Foreign Currency Translation

The Company’s financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated using rates of exchange as of the balance sheet dates, and related revenues and expenses are translated at average rates of exchange in effect during the periods. Cumulative translation adjustments have been recorded as a separate component within accumulated other comprehensive income (loss) of stockholders’ equity. Realized gains and losses from foreign currency translations are included in other income (expense).

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

FASB Accounting Standards Codification 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company’s Management has evaluated the impact of this guidance to its consolidated financial statements. Management is not aware of any material uncertain tax positions, and has not accrued the effect of any uncertain tax positions as of December 31, 2012 and 2011. The Company’s tax returns are subject to examination by the taxing authorities, generally for a period of three years from the date they are filed. With few exceptions, the Company is no longer subject to income tax examinations by federal, state or local tax authorities for years before 2009. The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Income (Loss) Per Common Share

Basic income (loss) per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted income (loss) per common share were 13,646,638 and 12,108,141 for the twelve months ended December 31, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Notes to Financial Statements

1.	Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries.

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. The Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims.

Total income (loss) for the Company was $186,366 and $(227,888) for the years ended December 31, 2012 and 2011, respectively. This change was primarily a result of a one-time gain on the extinguishment of debt of approximately $670,000 in 2012. In addition, the Company received rental income of $596,454 in 2011. As a result of the Building Sale in December 2011, the Company did not receive any rental income in 2012.

The Company generated negative cash flows of $464,266 in 2012, compared to an increase in cash of $1,222,056 in 2011. Net working capital as of December 31, 2012 and December 31, 2011 was $376,482 and $836,081, respectively.

The Company had $857,702 and $1,321,968 in cash and cash equivalents at December 31, 2012 and 2011, respectively.

Cash provided by (used in) operating activities was $(464,266) and $67,533 in 2012 and 2011, respectively. The change is primarily the result of the sale of Mimotopes in the second quarter of 2011. As a result of this sale, the Company has no operating units or subsidiaries.

Cash provided by investing activities was $0 and $1,474,837 in 2012 and 2011, respectively. The primary investing activities in 2011 were proceeds from the Building Sale and the sale of Mimotopes.

Cash used by financing activities for 2012 and 2011 was $0 and $320,314, respectively. Financing activities for 2011 consisted primarily of principal payments on debt.

Other current assets as of December 31, 2012 include $75,000 of funds held in escrow by the Company’s Bankruptcy Attorney’s. These funds will be used to pay unbilled legal fees as approved by the Bankruptcy Court.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2012 and 2011 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.	Chapter 11 Information

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales rice of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were approximately $106,000.

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. The Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013.

On March 20, 2013, the Company filed a motion to cancel all outstanding warrants under the terms of the Bankruptcy Code. This motion was approved and entered by the Bankruptcy Court in April 2013.

Debtor-in-Possession Balance Sheet at December 31, 2012 and 2011 are as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Balance Sheet

	As of December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$857,702	$1,321,968
Investments	—	527
Accounts receivable, net	—	—
Other current assets	78,733	78,735

Total current assets	936,435	1,401,230

Property and Equipment, net	—	—

Total Assets	$936,435	$1,401,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$368,613	$399,245
Accrued payroll liabilities	191,340	165,904

Total current liabilties	559,953	565,149

Total Liabilities Not Subject to Compromise	559,953	565,149

Liabilities Subject to Compromise
Debt plus accrued interest	—	666,667
Priority claims	23,450	35,175
Accounts payable and other unsecured creditors	422,316	448,453
Other liabilities	63,500	54,936

Total Liabilities Subject to Compromise	509,266	1,205,231

Total Liabilities	1,069,219	1,770,380

Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Prepetition stockholders’ equity	4,682,078	4,682,078
Postpetition issuance of restricted stock and options	122,625	75,625
Postpetition accumulated deficit	(4,937,487)	(5,126,853)

Total stockholders’ equity (deficit)	(132,784)	(369,150)

Total Liabilities and Stockholders’ Equity (Deficit)	$936,435	$1,401,230

See accompanying summary of accounting policies and notes to financial statements

Debtor-in-Possession Statements of Operations are as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statement of Operations

	Year Ended December 31, 2012	January 20, 2011 through December 31, 2011
Revenues	$—	$—

Total revenues	—	—

Operating costs and expenses
Chapter 11 expenses	159,219	176,021
General and administrative	401,451	670,471

Total Operating Costs and Expenses	560,670	846,492

Operating loss	(560,670)	(846,492)

Other income (expense)
Interest expense	—	(197,970)
Loss on deconsolidation of subsidiary	—	(575,026)
Realized gains	80,369	764,239
Rental income	—	546,956
Gain on sale of land and building		148,773
Gain on extinguishment of debt	666,667	—
Other income	—	434

Total other income (expense)	747,036	687,406

Postpetition income / (loss)	$186,366	$(159,086)

3.	Property and Equipment

Property and Equipment relating to CBI consisted of the following:

	December 31,
	2012	2011
Furniture, fixtures and office and computer equipment	$53,575	$53,575
Other	9,077	9,077

	62,652	62,652
Less Accumulated Depreciation	62,652	62,652

	$—	$—

Depreciation expense was approximately $0 and $162,000 for the years ended December 31, 2012 and 2011.

4.	Debt

On September 4, 2008, the Company completed the issuance of a $500,000 convertible promissory note (“the Note”) payable to Fornova Pharmaworld, Inc. (“the Holder”). On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it was owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company was seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety. Effective September 30, 2012, principal and accrued interest in the amount of $666,667 was written off by the Company.

5.	Retirement Plan

CBI maintained a 401(k) Plan (the “Plan”) which covered substantially all employees. Due to the costs associated with maintaining the plan for two full-time employees, the Plan was terminated in April 2011. Under the Plan, employees could elect to defer a portion of their salary, up to the maximum allowed by law, and the Company could elect to match the contribution up to 3% of the employee’s contribution. Company contributions were $0 and $787 for the years ended December 31, 2012 and 2011, respectively.

6.	Other Assets

Other assets include $75,000 relating to cash held in escrow by the Company’s bankruptcy attorneys. These funds will be used to pay unbilled legal fees as approved by the Bankruptcy Court.

7.	Income Taxes

The difference between expected income tax benefits and income tax benefits recorded in the financial statements is explained below:

	December 31,
	2012	2011
Income taxes (benefit) computed at statutory rate	$—	$(69,954)
State income tax benefit, net	(347)	(12,262)
Change in valuation allowance	347	95,054
Other	—	(12,838)

	$—	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforward	$15,994,583	$8,047,470
Research and development credit carryforward	52,600	52,600
Allowance for doubtful accounts	—	3,900
Stock based compensation	—	2,700
Other	—	2,200

	16,047,183	8,108,870

Deferred tax liabilities
Other	—	34,100

Net deferred tax asset before valuation allowance	16,047,183	8,142,970
Less valuation allowance	16,047,183	8,142,970

Net deferred tax asset	$—	$—

Operating loss carryforwards at December 31, 2012 relating to US operations of approximately $16,000,000 which may be used to offset future taxable income and expire through 2028. The Company also has research and development credit carryforwards at December 31, 2012 of approximately $52,600 that expire through 2022. A valuation allowance has been established for deferred tax assets at December 31, 2012 and 2011 as realization is dependent upon generating future taxable income.

8.	Stock Compensation

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense related to employee stock options recognized under ASC 718 was $0 and $8,000 for the years ended December 31, 2012 and 2011. As of December 31, 2012 total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2012 and 2011 was $0. During the years ended December 31, 2012 and 2011, the Company did not receive cash from the exercise of stock awards.

The following table sets forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for stock options consistent with the requirements of ASC 718.

		Weighted		Weighted
		Average		Average
	2012	Exercise Price	2011	Exercise Price
Options outstanding, beginning of year	245,443	$3.02	433,012	$4.48
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	(187,569)	9.90

Options outstanding, end of year	245,443	$3.02	245,443	$4.48

Options exercisable, end of year	245,443	$3.02	245,443	$4.48

Weighted -average fair value per option granted during the year		$—		$—

9.	Discontinued Operations

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a gross sales price of $850,000. The sale closed on April 29, 2011. Mimotopes is shown as a discontinued operation in the Consolidated Statement of Operations. During the second quarter of 2011, Mimotopes was deconsolidated resulting in a net gain of approximately $189,000.

Mimotopes - Income from Operating Discontinued Operations:

	Years Ended December 31,
	2012	2011
Revenues	$—	$895,651
Cost of services	—	593,009

Gross profit	—	302,642
Sales, general and administrative	—	393,303

Operating loss	—	(90,661)
Other Income, net	—	127,575

Income from operating discontinued operations	$—	$36,914

10.	Short Term Notes with Conversion Features

PIPE Investors Agreement

On December 31, 2007 the Company issued $1,950,000 of convertible debt in a subscription agreement between the Company and the PIPE Investors. The debt carried an interest rate of 10% annually and matured in July 31, 2009. Quarterly interest payments may be made in the form of either cash or common stock. The debt may be converted into shares of common stock at a conversion price of $2.00 per share. In conjunction with the debt, the Company also issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that expire in May 2013.

The fair value of the Class A warrants is $1.79 per share. The fair value of the Class A warrants is calculated using the Black-Scholes method. Assumptions for Class A warrants include the stock asset price at $2.55 and a stock option price of $2.85 with a maturity date of 5 years and effective interest rate of 3.40%.

Modification, Waiver and Acknowledgement Agreement

On September 18, 2008, the Company entered into a modification, waiver and acknowledgement agreement with LH Financial for the convertible debt listed above. Under the modified Agreement, the restructured terms of the Agreement is that the exercise price of the Class A Warrants was reduced from $2.85 to $0.71 per common share.

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

$716,000

Motion to Cancel Warrants

On March 20, 2013, the Company filed a motion to cancel all outstanding warrants under the terms of the Bankruptcy Code. This motion was approved and entered by the Bankruptcy Court in April 2013.

11.	Earnings per Share

The Company follows the guidance provided in ASC 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic earnings (loss) per common share are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

	Year Ended
	December 31,
	2011	2011
Basic and diluted loss per share:
Income (loss) from operations	$186,366	$(264,802)
Income from discontinued operations	—	36,914

Net income (loss)	$186,366	$(227,888)

Basic and diluted income (loss) per common share from continued operations	$0.01	$(0.02)

Basic and diluted income (loss) per common share from discontinued operations	$—	$—

Basic and diluted income (loss) per common share after discontinued operations	$0.01	$(0.02)

Weighted average share outstanding	13,646,638	12,108,141

12.	Delisting and Reinstatement from NASDAQ

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

14.	Sale of Mimotopes

On January 20, 2011, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Net proceeds received by the Company were approximately $106,000. This transaction resulted in a net gain of approximately $189,000.

A current director of the Company is also a current director of Mimotopes. For financial reporting purposes, Mimotopes is no longer considered a related party.

15.	Building Sale

In December 2011, the Bankruptcy court approved the sale (the “Building Sale”) at auction of land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale closed on December 29,

2011 for a gross sales price of $3,800,000. After the payoff of the related mortgage and payment of other selling related costs, net proceeds to the Company were approximately $1,369,000. In addition, the Company recorded a net gain on the sale of approximately $145,000.

16.	Related Party Transactions

On March 9, 2011, one of the Company’s founders and current Chief Executive Officer (the “CEO”) loaned the Company $23,904 to purchase D&O insurance. This transaction was approved by the Bankruptcy Court. The loan had an interest rate of 5%. Monthly payments of principal and interest began on April 9, 2011. This loan was paid off in the fourth quarter of 2011.

Due to the financial condition of the Company, a portion of the CEO’s salary has been accrued and not paid at the election of the CEO. These accruals began in December 2010 and have been approved by the Bankruptcy Court. Salary earned but not paid was approximately $255,000 and $230,000 at December 31, 2012 and 2011, respectively.

17.	Subsequent Events

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Reorganized Company. The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. The Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013.

On March 20, 2013, the Company filed a motion to cancel all outstanding options and warrants under the terms of the Bankruptcy Code. This motion was approved by the Bankruptcy Court on April 11, 2013.

The Company has evaluated subsequent events for potential recognition and/or disclosure and determined that there were none except those described above.

Item 9.	Changes In and Disagreements with Accountants

As noted in Form 8-K that was previously filed on February 4, 2013, Commonwealth Biotechnologies, Inc. (“CBI” or the Company”) was notified by Witt Mares, PLC (“Witt Mares”), its independent registered public accounting firm, that Witt Mares has entered into a business combination with the accounting firm of PBGH, LLP (“PBGH”). In connection with the business combination, Witt Mares is succeeded by a newly created entity, PBMares, LLP (“PBMares”), which separately is registered with the Public Company Accounting Oversight Board (the “PCAOB”). As a result of the business combination and in accordance with applicable Securities and Exchange Commission (“SEC”) rules related to business combinations of independent registered public accounting firms, on January 17, 2013, Witt Mares resigned as CBI’s independent registered public accounting firm.

On March 25, 2013, CBI engaged PBMares as the Company’s independent registered public accounting firm.

Item 9A.	Controls and Procedures

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

CBI’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, CBI’s management identified deficiencies in the design or operation of its internal controls that resulted in a material weakness. The material weakness was due to insufficient resources in the accounting and finance department resulting in ineffective review and preparation of its annual report, including an inability to account properly for complex transactions.

The annual report does not include an attestation report of CBI’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit CBI to provide only management’s report in the annual report.

Item 9B.	Other Information.

The Company has previously reported all information required to be disclosed during the fourth quarter of 2012 in a report on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Appointment Year (Separation Year)
Richard J. Freer, Ph.D.	70	Chief Executive Officer and Director	1992
James D. Causey	58	Director	2004
Bill Guo	47	Director	2008
Paul D’Sylva, Ph.D.	41	Director	2007
Samuel P. Sears, Jr.	66	Director	2001
Eric Tao Maria Song, M.D., Ph.D.	44 42	Director Director	2009 2009

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

Audit Committee

The members of the Audit Committee as of December 31, 2012 were Samuel P. Sears, Jr., James D. Causey, and Eric V. Tao. Each member of the Audit Committee is independent under the rules of the SEC and the NASDAQ Capital Market. The Board of Directors has determined that all members of the Audit Committee are independent and “audit committee financial experts” as such term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Exchange Act.

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

The following table sets forth the compensation paid to or earned by (i) the Chief Executive Officer, and (ii) CBI’s two other most highly compensated executive officers (collectively, the “Named Executive Officers”) during each of CBI’s last two fiscal years:

Name and principal position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All other Compensation ($)(2)	Total ($)
Richard J. Freer, Ph.D.	2012	$18,984	—	—	—	$44,325	$63,309
CEO	2011	$153,976	—	—	—	—	$153,976

(1)	Amounts reflect the dollar value on grant date for the fiscal years ended December 31, 2011 and 2010, in accordance with ASC Topic 718.
(2)

For 2012, salary is comprised entirely of W-2 wages and other compensation is comprised solely of consulting fees. For 2011, salary is comprised of $29,531 in gross W-2 wages and $124,445 in accrued wages earned but not paid during 2011.

Director Compensation

The following table shows all cash compensation paid to CBI’s directors in 2011. Directors did not receive any compensation other than as stated in the chart below. No cash compensation was paid to the CBI’s directors in 2012.

Name	Executive Committee Fees Earned or Paid in Cash	Options Awards	Total
James D. Causey	$8,500	—	$8,500
Samuel P. Sears, Jr.	$8,500	—	$8,500

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning the value of outstanding equity awards held by the Named Executive Officers as of December 31, 2012.

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

Employment Agreements

RICHARD J. FREER, PH.D.

As of January 1, 2008, CBI entered into an amended employment agreement with Dr. Freer pursuant to which Dr. Freer will serve as Chairman of the Board and Chief Operating Officer. This agreement expired on December 31, 2011. The employment agreement provided Dr. Freer with:

•	a base salary of at least $202,500, with any amount above such minimum level to be determined by the Compensation Committee and ratified by the Board of Directors;

•	a grant, on January 1, 2008 and annually on January 1 for each subsequent year of his contract, of 35,000 restricted shares of common stock;

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

Effective May 1, 2012, the Company entered into a Consulting Agreement with Dr. Freer. This agreement was approved by the Bankruptcy Court. Compensation under the terms of this Consulting agreement is $150 per hour with a cap of 32 hours per month. The nature of services to be provided under this agreement are as follows:

•	Support for all activities relating to the Company’s Chapter 11 proceedings.

•	SEC compliance.

•	Merger and acquisition activities.

•	Oversight of day-to-day operations and budget.

•	Continuation as a member of the Board of Directors and a voting member of the Executive Committee of the Board.

•	Stockholder relations.

This agreement may be terminated by either party by giving thirty days written notice to the other party.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This table below contains certain information about the beneficial owners known to CBI as of April 15, 2013 of more than 5% of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class
VenturePharm Laboratories, Ltd (1) No 3 Jinzhuang Sijiqing Haidian District 100089 China	2,613,426	16.8%
Richard J. Freer, Ph.D. 718 Grove Road Midlothian, VA 23114	4,094,474	26.3%

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

This table demonstrates the alignment of the interests of CBI’s directors and executive officers with the interests of CBI’s shareholders by showing how much of CBI’s outstanding common stock is beneficially owned by CBI’s directors, each of the Named Executive Officers and all directors and Named Executive Officers as a group as of April 16, 2013. Except as otherwise noted, the beneficial owners listed have sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)(1)
Paul D’Sylva, Ph.D.(2)	225,000	1.4
Richard J. Freer, Ph.D.(3)	4,094,474	26.3
Samuel P. Sears, Jr.(4)	643,833	4.1
James D. Causey(5)	643,833	4.1
Bill Guo(6)	2,613,426	16.8
Maria Song, Ph.D. (8)	—	*
Eric V. Tao(7)	21,000	*
All directors and executive officers as a group (10 persons)(11)	3,581,373	52.96%

*	Less than 1%.
(1)

Applicable percentages are based on 15,560,504 shares outstanding on May     , 2013. This table is based upon information supplied by officers, directors, and principal shareholders and Schedule 13Gs filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, CBI believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

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

(7)	Mr. Tao’s address is 718 Grove Road, Richmond, Virginia 23114.
(8)	Ms. Song’s address is 718 Grove Road, Richmond, Virginia 23114.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

CBI believes that it meets the independence standards adopted by the Securities and Exchange Commission and the OTC Market Group, Inc. (OTC Pink).

Related Transactions

On August 19, 2008, VPL acquired all of the Company’s common stock held by PharmAust Chemistry Ltd.. Concurrently therewith, the Company and VPL entered into a put agreement, exercised on July 7, 2008, pursuant to which the Company sold 463,426 shares of common stock to VPL at a price of $2.15 per share.

Item 14.	Principal Accountant Fees and Services.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

For fiscal 2012, CBI paid Witt Mares, PLC fees of $45,300, for the annual audit of our financial statements and fees of $30,020 for the quarterly review of financial statements included in our Forms 10-Q.

For fiscal 2011, CBI paid Witt Mares, PLC fees of $17,322, for the annual audit of our financial statements and fees of $21,678 for the quarterly review of financial statements included in our Forms 10-Q.

Audit Related Fees

For fiscal 2012, CBI did not pay any fees to Witt Mares, PLC for audit-related services.

For fiscal 2011, CBI did not pay any fees to Witt Mares, PLC for audit-related services.

Tax Fees

For fiscal 2012, CBI paid Witt Mares, PLC $7,228 for tax services.

For fiscal 2011, CBI paid Witt Mares, PLC $4,000 for tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Biotechnologies, Inc.

By:	/s/ Richard J. Freer, Ph.D
Richard J. Freer, PH.D
Chief Executive Officer
(Principal Executive Officer)

Date:	April 20, 2012

By:	/s/ Vincent B. McNelley
Vincent B. McNelley
Acting Principal Financial Officer
(Principal Financial Officer)

Date:	May 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard J. Freer, Ph.D Richard J. Freer, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2013

/s/ Bill Guo Bill Guo	Director	May 20, 2013

/s/ James. P. Causey James P. Causey	Director	May 20, 2013

/s/ Samuel P. Sears, Jr. Samuel P. Sears, Jr.	Director	May 20, 2013

/s/ Maria Song, M.D., Ph.D. Maria Song, M.D., Ph.D.	Director	May 20, 2013

/s/ Paul D’Sylva, Ph.D Paul D’Sylva, Ph.D.	Director	May 20, 2013

/s/ Eric Tao Eric Tao	Director	May 20, 2013

Executive Compensation Plans and Arrangements

The following is a list of all executive compensation plans and arrangements filed as exhibits to this annual report on Form 10-K or incorporated herein by reference:

1.	First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (4)

2.	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (5)

3.	1997 Stock Incentive Plan, as amended (7)

4.	2000 Stock Incentive Plan (8)

5.	2002 Stock Incentive Plan, as amended (9)

6.	2007 Stock Incentive Plan (10)

7.	2009 Stock Incentive Plan

(1)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2009, File No. 001-13467.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 5, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008), File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 28, 2005, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(1)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467

EXHIBIT INDEX

Exhibit Number	Description Of Exhibits

3(i).1	Articles of Incorporation of Commonwealth Biotechnologies, Inc. (1)

3(i).2	Articles of Amendment of Articles of Incorporation of Commonwealth Biotechnologies, Inc. (2)

3(ii).1	Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (3)

3(ii).2	Amendment to Third Amended and Restated Bylaws of Commonwealth Biotechnologies, Inc. (4)

4.1	Form of Common Stock Certificate (1)

4.2	Form of Class A Warrant (5)

4.3	Form of Class B Warrant (5)

4.4	Form of Secured Convertible Promissory Note (5)

10.1	Subscription Agreement (5)

10.2	Security Agreement (5)

10.3	Stock Purchase Agreement by and among Commonwealth Biotechnologies, Inc., Pharmaust Limited and Pharmaust Chemistry Ltd. dated November 24, 2006 (6)

10.4	Voting and Lock-Up Agreement dated as of February 9, 2007 (7)

10.5	Registration Rights Agreement, dated as of February 9, 2007 (7)

10.6	Employment Agreement between the Company and Paul D’Sylva, Ph.D. (8)

10.7	First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (8)

10.8	First Amendment to First Amended and Restated Employment Agreement between the Company and Richard J. Freer, Ph.D. (9)

10.9	Second Amendment to First Amended and Restated Employment Agreement for Richard J. Freer, Ph.D. (10)

10.10	Officer’s Severance Agreement for James H. Brennan (13)

21.1	Subsidiaries of Commonwealth Biotechnologies, Inc. (14)

23.1	Consent of PBMares, LLP (20)

23.2	Consent of Witt Mares, PLC (20)

31.1	Certification of Richard J. Freer, Ph.D. (20)

31.2	Certification of Vincent B. McNelley(20)

32.1	Section 906 Certification of Richard J. Freer, Ph.D. (20)

32.2	Section 906 Certification of Vincent B. McNelley (20)

99.1	1997 Stock Incentive Plan, as amended (15)

99.2	2000 Stock Incentive Plan (16)

99.3	2002 Stock Incentive Plan, as amended (17)

99.4	2007 Stock Incentive Plan (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 31, 2007, File No. 001-13467.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2007, File No. 001-13467.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 28, 2008, File No. 001-13467.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 8, 2008, File No. 001-13467.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2007, File No. 001-13467.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 15, 2007, File No. 001-13467.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated February 28, 2007, File No. 001-13467.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated August 15, 2005, File No. 001-13467.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 31, 2006, File No. 001-13467.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated January 5, 2007, File No. 001-13467.
(12)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2006, File No. 001-13467.
(13)	Incorporated by reference to the Company’s Form 10-KSB, dated March 31, 2003, File No. 001-13467.
(14)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-148942.
(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-31731.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-51074.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-102368.
(18)	Incorporated by reference to the Company’s other definitive Proxy Statement dated April 12, 2007, File No. 001-13467.
(19)	Incorporated by reference to the Company’s Form 10-KSB, dated April 9, 2008 (as amended on April 30, 2008), File No. 001-13467.
(20)	Filed herewith.