Form 10-Q
period 2013-03-31
COMMONWEALTH BIOTECHNOLOGIES INC
filed 2013-05-20
CIK 1042418

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

203 Twin Ridge Lane

Richmond, Virginia 23235

(Address of principal executive offices)

(804) 337-0784

(Issuer’s telephone number)

718 Grove Road

Midlothian, VA 23114

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

As of May 20, 2013, 15,560,504 shares of common stock, no par value per share, of the registrant were outstanding.

COMMONWEALTH BIOTECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Biotechnologies, Inc.

Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$776,472	$857,702
Accounts receivable, net	—	—
Other current assets	107,655	78,733

Total current assets	884,127	936,435

Property and Equipment, net	—	—

Total Assets	$884,127	$936,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$366,099	$368,613
Accrued payroll liabilities	187,091	191,340
Other liabilities	15,000	—

Total current liabilities	568,190	559,953

Total Liabilities Not Subject to Compromise	568,190	559,953

Liabilities Subject to Compromise
Priority claims	23,450	23,450
Accounts payable and other unsecured creditors	422,316	422,316
Other liabilities	63,500	63,500

Total Liabilities Subject to Compromise	509,266	509,266

Total Liabilities	1,077,456	1,069,219

Commitments, and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, no par value, 1,000,000 shares authorized - none outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 2013 - 15,560,504 issued and outstanding; 2012 15,660,504 issued and outstanding	—	—
Additional paid-in-capital	26,279,815	26,279,815
Restricted stock	—	—
Accumulated other comprehensive income	—	—
Accumulated deficit	(26,473,144)	(26,412,599)

Total stockholders’ equity (deficit)	(193,329)	(132,784)

Total Liabilities and Stockholders’ Equity (Deficit)	$884,127	$936,435

See notes to financial statements

Commonwealth Biotechnologies, Inc.

Statements of Operations

	For the Three-month Periods Ending March 31,
	2013	2012
	(unaudited)

Revenues	$—	$—

Total revenues	—	—

Operating costs and expenses
General and administrative	90,545	105,033

Total Operating Costs and Expenses	90,545	105,033

Operating loss	(90,545)	(105,033)

Other income (expense)
Interest expense	—	(12,500)
Other income	30,000	7,956

Total other income	30,000	(4,544)

Net loss	$(60,545)	$(109,577)

Basic and diluted loss per common share from operations	$—	$0.01

See notes to financial statements

COMMWEALTH BIOTECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net loss	$(60,545)	$(109,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Other current assets	(28,922)	1,087
Accounts payable and other current liabilities	8,237	35,839

Net cash used in operating activities	(81,230)	(72,651)

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	(81,230)	(72,651)
Cash and cash equivalents, beginning of period	857,702	1,321,968

Cash and cash equivalents, end of period	$776,472	$1,249,317

See notes to financial statements

NOTE 1. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates realization of assets and satisfaction of liabilities of Commonwealth Biotechnologies, Inc. (the “Company” or the “Registrant”) in the normal course of business. If the Company is unable to improve operating results and meet its debt obligations, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On January 20, 2011, the Registrant filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of the Company’s Mimotopes business unit for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries.

In December 2011, the Bankruptcy court approved the sale (the “Building Sale”) at auction of the Company’s land, office and laboratory space located at 601 Biotech Drive in Chesterfield County, Virginia. The sale closed on December 29, 2011 for a gross sales price of $3,800,000. After the payoff of the related mortgage and payment of other selling related costs, net proceeds to the Company were approximately $1,369,000. The Company plans to use the net proceeds from this sale to payoff a significant portion of unsecured creditors and to fund operations.

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Company (which is referred to herein on a prospective basis as the “Reorganized Company” after taking into effect the anticipated implementation of the transactions contemplated by the Plan). The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. As described in the Plan, the Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013. As of the date of this report, the Company is working to consummate the transactions contemplated by the Plan.

Total loss for the Company was $60,545 and $109,577 for the quarters ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”), respectively.

The Company generated negative cash flows of $81,230 and $72,651 during the three-month periods ending March 31, 2013 and 2012, respectively. Net working capital as of March 31, 2013 and December 31, 2012 was approximately $316,000 and $376,000, respectively.

The Company had $776,472 and $857,702 in cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively.

Cash used in operating activities was $81,230 and $72,651 in the 2013 and 2012 Quarters, respectively.

The Company did not have any investing or financing activities during the 2013 or 2012 Quarters.

A continued lack of adequate cash resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources (including, without limitation, the proposed $5 million stock offering), if they cannot be generated internally. Lastly, there can be no assurance that the Company will be able to execute its proposed merger transaction with HedgePath.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2012 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

On January 20, 2011, the Registrant filed a voluntary petition in Bankruptcy Court seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales price of $850,000. The sale closed on April 29, 2011. Currently, the Company has no operating units or subsidiaries.

In December 2011, the Bankruptcy court approved the Building Sale. The sale closed on December 29, 2011 for a gross sales price of $3,800,000. After the payoff of the related mortgage and payment of other selling related costs, net proceeds to the Company were approximately $1,369,000. The Company plans to use the net proceeds from this sale to payoff a significant portion of unsecured creditors and to fund operations.

On January 4, 2013, the Company filed the Plan with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath was the winning bidder for the Company (which is referred to herein on a prospective basis as the “Reorganized Company” after taking into effect the anticipated implementation of the transactions contemplated by the Plan). The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. As described in the Plan, the Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013. As of the date of this report, the Company is working to consummate the transactions contemplated by the Plan.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company has no operating units or subsidiaries. Consequently, the Company has no ongoing source of revenues. Any miscellaneous income is recognized when earned by the Company.

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other noncurrent assets in accordance with Financial Accounting Standards Board (FASB) ASC 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

FASB ASC 740, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company’s Management has evaluated the impact of this guidance to its consolidated financial statements. Management is not aware of any material uncertain tax positions, and has not accrued the effect of any uncertain tax positions as of March 31, 2013 and December 31, 2012. The Company’s tax returns are subject to examination by the taxing authorities, generally for a period of three years from the date they are filed. With few exceptions, the Company is no longer subject to income tax examinations by federal, state or local tax authorities for years before 2009. The Company’s policy is to classify income tax related interest and penalties in interest expense and other expenses, respectively.

Loss Per Common Share

Basic loss per share has been computed on the basis of the weighted-average number of common shares outstanding. Common shares which can be issued upon exercise of stock options and warrants have not been included in the computation because their inclusion would have been anti-dilutive. Weighted average shares outstanding for basic and diluted loss per common share were 15,560,504 and 12,660,504 for the three months ended March 31, 2013 and 2012, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial conditions.

NOTE 3. CHAPTER 11 INFORMATION

On January 20, 2011, the Company filed a voluntary petition in Bankruptcy Court seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On April 7, 2011, the Bankruptcy Court approved the private sale of Mimotopes for a net sales rice of $850,000. The sale closed on April 29, 2011.

In December 2011, the Bankruptcy court approved the Building Sale. The sale closed on December 29, 2011 for a gross sales price of $3,800,000. After the payoff of the related mortgage and payment of other selling related costs, net proceeds to the Company were approximately $1,369,000. The Company plans to use the net proceeds from this sale to payoff a significant portion of unsecured creditors and to fund operations.

On January 4, 2013, the Company filed the Plan with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath was the winning bidder for the Company (which is referred to herein on a prospective basis as the “Reorganized Company” after taking into effect the anticipated implementation of the transactions contemplated by the Plan). The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. As described in the Plan, the Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013. As of the date of this report, the Company is working to consummate the transactions contemplated by the Plan.

On March 20, 2013, the Company filed a motion to cancel all outstanding warrants under the terms of the Bankruptcy Code. This motion was approved and entered by the Bankruptcy Court in April 2013.

Debtor-in-Possession Balance Sheets are as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$776,472	$857,702
Accounts receivable, net	—	—
Other current assets	107,655	78,733

Total current assets	884,127	936,435

Property and Equipment, net	—	—

Total Assets	$884,127	$936,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Current Liabilities
Accounts payable	$366,099	$368,613
Accrued payroll liabilities	187,091	191,340
Other liabilities	15,000	—

Total current liabilities	568,190	559,953

Total Liabilities Not Subject to Compromise	568,190	559,953

Liabilities Subject to Compromise
Priority claims	23,450	23,450
Accounts payable and other unsecured creditors	422,316	422,316
Other liabilities	63,500	63,500

Total Liabilities Subject to Compromise	509,266	509,266

Total Liabilities	1,077,456	1,069,219

Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Prepetition stockholders’ equity	4,682,078	4,682,078
Postpetition issuance of restricted stock and options	122,625	122,625
Postpetition accumulated deficit	(4,998,032)	(4,937,487)

Total stockholders’ equity	(193,329)	(132,784)

Total Liabilities and Stockholders’ Equity (Deficit)	$884,127	$936,435

Debtor-in-Possession Statements of Operations are as follows:

Commonwealth Biotechnologies, Inc.

Debtor-in-Possession Statements of Operations

	Three-month Periods Ended March 31,
	2013	2012

Revenues	$—	$—

Total revenues	—	—

Operating costs and expenses
Chapter 11 expenses	—	1,625
General and administrative	90,545	103,408

Total Operating Costs and Expenses	90,545	105,033

Operating loss	(90,545)	(105,033)

Other income (expense)
Interest expense	—	(12,500)
Other income	30,000	7,956

Total other income (expense)	30,000	(4,544)

Net loss	$(60,545)	$(109,577)

NOTE 4. STOCK OPTIONS

Stock-Based Compensation Plans - Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. No stock-based compensation expense related to employee stock options recognized under FASB ASC 718 was recognized for the three month periods ended March 31, 2013 and 2012. As of March 31, 2013 total unamortized stock-based compensation cost related to non-vested stock awards was $0.

The total intrinsic value of stock awards (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three month periods ended March 31, 2013 and 2012 was $0.

The following tables set forth fair value per share information, including related weighted-average assumptions, used to determine compensation cost for our stock awards consistent with the requirements of FASB ASC 718 for the three month periods ending March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Weighted Average Exercise Price	Three Months Ended March 31, 2012	Weighted Average Exercise Price

Options and warrants outstanding, beginning of period	245,443	$3.02	245,443	$3.02

Granted	—	—	—	—

Exercised	—	—	—	—

Expired	—	—	—	—

Options and warrants outstanding, end of period	245,443	$3.02	245,443	$3.02

Options and warrants exercisable, end of period	245,443	$3.02	245,443	$3.02

Weighted -average fair value per option and warrants granted during the period		$—		$—

On March 20, 2013, the Company filed a motion to cancel all outstanding warrants under the terms of the Bankruptcy Code. This motion was approved and entered by the Bankruptcy Court in April 2013.

NOTE 5. LOSS PER SHARE

The Company follows the guidance provided in the FASB ASC 260, which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic loss per common share are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments such as warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

	Three Months Ending March 31,
Basic and diluted loss per share:
	2013	2012
Loss from continuing operations	$(60,545)	$(109,577)
Income from discontinued operations	—	—

Net loss	$(60,545)	$(109,577)

Basic and diluted loss per common share from continued operations	$—	$(0.01)

Basic and diluted income per common share from discontinued operations	$—	$—

Basic and diluted loss per common share after discontinued operations	$—	$(0.01)

Weighted average share outstanding	15,560,504	12,660,554

NOTE 6. DEBT

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

NOTE 7. RELATED PARTY TRANSACTIONS

Due to the financial condition of the Company, a portion of the CEO’s salary has been accrued and not paid at the election of the CEO. These accruals began in December 2010 and have been approved by the Bankruptcy Court. Salary earned but not paid was approximately $255,000 at March 31, 2013 and December 31, 2012.

NOTE 8. ISSUANCE OF RESTRICTED STOCK

In April 2013, the Board of Directors approved a resolution allowing board member and officers of the Company to receive restricted stock in lieu of payment under the terms of the Bankruptcy Plan. In April 2013, restricted shares were issued to the Company’s CEO, one board member and one former officer for a portion of their approved claims. The number of shares issued and the approximate market value were as follows:

	Number of Shares	Market Value
CEO	2,846,715	$130,000
Board Member	372,263	17,000
Former Officer	109,489	5,000

	3,328,467	$152,000

NOTE 9. SUBSEQUENT EVENTS

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

On January 4, 2013, the Company filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and shareholders on March 21, 2013. HedgePath, LLC (“HedgePath”) was the winning bidder for the Company (which is referred to herein on a prospective basis as the “Reorganized Company” after taking into effect the anticipated implementation of the transactions contemplated by the Plan). The Company received an auction fee of $30,000 from HedgePath. Under the terms of the Plan, HedgePath will contribute certain intellectual assets and related commitments in exchange for 90% of fully diluted equity in the Reorganized Company. As described in the Plan, the Reorganized Company will seek to raise $5,000,000 in additional capital through a stock offering. In addition, the Plan anticipates that all unsecured creditors will be fully paid based on their previously approved claims. The Plan was approved and entered into the public record by the Bankruptcy Court on March 29, 2013. As of the date of this report, the Company is working to consummate the transactions contemplated by the Plan.

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

Going Concern

Total loss for the Company was $60,545 and $109,577 for the quarters ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”), respectively.

The Company generated negative cash flows of $81,230 and $72,651 during the three-month periods ending March 31, 2013 and 2012, respectively. Net working capital as of March 31, 2013 and December 31, 2012 was approximately $316,000 and $376,000, respectively.

The Company had $776,472 and $857,702 in cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively.

Cash used in operating activities was $81,230 and $72,651 in the 2013 and 2012 Quarters, respectively.

The Company did not have any investing or financing activities during the 2013 or 2012 Quarters.

A continued lack of adequate cash resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources (including, without limitation, the proposed $5 million stock offering), if they cannot be generated internally. Lastly, there can be no assurance that the Company will be able to execute its proposed merger transaction with HedgePath.

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

The Company’s independent auditors have included a paragraph emphasizing “going concern” in their report on the 2012 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2013 (the “2013 Quarter”) Compared with Three Months Ended March 31, 2012 (the “2012 Quarter”).

Revenues

As a result of the Building Sale and sale of Mimotopes, the Company has no operating units or subsidiaries and no sources of future revenue.

Chapter 11 Expenses

Chapter 11 expenses consist solely of trustee fees and legal fees relating to the Company’s bankruptcy filing.

General and Administrative Expenses

General and administrative expenses (“GA”) consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting, taxes, and depreciation. Total GA costs decreased $14,488, or 13.8%, from $105,033 in the 2012 Quarter to $90,545 in 2013 Quarter. This decrease is primarily a result of decreased operations and the elimination of corporate overhead costs subsequent to the sale of Mimotopes. Currently, the corporate administrative staff consists of the CEO, Staff Accountant and a part-time consultant who serves as the acting principal financial officer. In addition, during the 2013 Quarter, the CEO worked on a part-time basis under the terms of his consulting agreement with the Company.

Interest Expense

Interest expense was $0 and $12,500 during the 2013 Quarter and 2012 Quarter, respectively. This decrease was a result of the write-off of the Fornova note in September 2012.

Other Income

Other income for the 2013 Quarter consists of fees paid by HedgePath, the winning bidder for the Company under the terms of the approved Bankruptcy Plan.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

Total loss for the Company was $60,545 and $109,577 for the quarters ended March 31, 2013 (the “2013 Quarter”) and 2012 (the “2012 Quarter”), respectively

The Company generated negative cash flows of $81,230 and $72,651 during the three-month periods ending March 31, 2013 and 2012, respectively. Net working capital as of March 31, 2013 and December 31, 2012 was approximately $316,000 and $376,000, respectively.

The Company had $776,472 and $857,702 in cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively.

Cash used in operating activities was $81,230 and $72,651 in the 2013 and 2012 Quarters, respectively.

The Company did not have any investing or financing activities during the 2013 or 2012 Quarters.

Overall Liquidity

The Company is currently working to implement its reorganization pursuant to the Plan.

A continued lack of adequate cash resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources, whether prior to or following the implementation of its reorganization Plan, would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources (including, without limitation, the proposed $5 million stock offering), if they cannot be generated internally. Lastly, there can be no assurance that the Company will be able to execute its proposed merger transaction with HedgePath.

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

Impairment of Long-Lived Assets

The Company reviews and accounts for the impairment of long-lived assets other than goodwill, including property and equipment and certain other non-current assets in accordance with FASB ASC 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Long-lived assets besides goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets other than goodwill that are to be held and used in operations, an impairment is indicated when the estimated total undiscounted cash flow associated with the asset or group of assets is less than carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

Among the factors that could cause the actual results to differ materially from those projected are the following:

•	the Company’s ability to emerge from Bankruptcy and operate the assets to be contributed to the Company by Hedgepath,

•	business conditions and the general economy,

•	the development and implementation of the Company’s long-term business goals,

•	federal, state, and local regulatory environment,

•	lack of demand for the Company’s services,

•	the ability of the Company’s customers to perform services similar to those offered by the Company “in-house,”

•	potential cost containment by the Company’s customers resulting in fewer research and development projects,

•	the Company’s ability to hire and retain highly skilled employees,

•	the Company’s ability to raise additional equity financing, and

•	the Company’s inability to pay debt obligations.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Acting Principal Financial Officer (principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of March 31, 2013 that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15c) under the Securities Act of 1934, as amended (“Exchange Act”) were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting

In connection with the preparation of this Form 10-Q, management identified deficiencies in the design or operation of its internal controls that resulted in a material weakness. The material weakness was due to insufficient resources in the accounting and finance department resulting in ineffective review and preparation of its financial statements including an inability to account properly for complex transactions.

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

On February 10, 2012, the Company filed a claim against Fornova in Bankruptcy Court. The Company was disputing Fornova’s claim that it is owed $500,000 plus accrued interest relating to a convertible note that was originated in 2007. The Company is seeking to have the claim disallowed in its entirety or, in the alternative, reclassified as an equity investment. In October 2012, the Company’s claim against Fornova was approved by the Bankruptcy Court. Fornova’s claim was disallowed in its entirety.

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