Form 10-Q
period 2013-09-30
HedgePath Pharmaceuticals, Inc.
filed 2013-11-14
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 18,888,971 shares of company common stock issued and outstanding.

Hedgepath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112	$857,702
Other current assets	—	78,733

Total current assets	112	936,435

Total assets	$112	$936,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$233,263	$368,613
Notes payable, related party	68,428	—
Accrued payroll liabilities	—	191,340
Other liabilities	52,500	—
Due to related party	196,588	—

Total current liabilities	550,779	559,953
Liabilities subject to compromise:
Priority claims	—	23,450
Accounts payable and other unsecured creditors	—	422,316
Other liabilities	—	63,500

Total liabilities subject to compromise	—	509,266

Total liabilities	550,779	1,069,219

Commitments and contingencies	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 and 0 shares authorized in 2013 and 2012, respectively; 170,001 and 0 shares issued and outstanding in 2013 and 2012, respectively.	17	—
Undesignated Preferred Stock, $0.0001 par value in 2013 and no par value in 2012. 9,500,000 and 1,000,000 shares authorized in 2013 and 2012, respectively; no shares issued or outstanding in 2013 and 2012.	—	—
Common Stock, $0.0001 par value in 2013 and no par value in 2012; 340,000,000 and 100,000,000 shares authorized in 2013 and 2012, respectively; 18,888,971 and 15,560,504 shares issued and outstanding in 2013 and 2012, respectively	1,889	—
Additional paid-in capital	27,479,913	26,279,815
Accumulated deficit	(28,032,486)	(26,412,599)

Total stockholders’ deficit	(550,667)	(132,784)

Total liabilities and stockholders’ deficit	$112	$936,435

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:

Total revenues:	—	—	—	—

Expenses:
Chapter 11 expenses	—	30,000	117,324	31,625
Research and development	1,050,004	—	1,050,004	—
General and administrative	242,435	107,469	619,235	322,301

Total expenses:	1,292,439	137,469	1,786,563	353,926

Loss from operations	(1,292,439)	(137,469)	(1,786,563)	(353,926)
Interest expense	—	—	—	(20,833)
Gain on reorganization	—	777,756	166,676	785,712

Net (loss) income	$(1,292,439)	$640,287	$(1,619,887)	$410,953

Basic and diluted (loss) earnings per share	$(0.07)	$0.05	$(0.09)	$0.03

Weighted average common stock shares outstanding	18,888,971	13,683,602	17,620,984	13,004,026

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2013	—	$—	15,560,504	$—	$26,279,815	$(26,412,599)	$(132,784)
Issuance of preferred stock pursuant to the contribution agreement	170,001	17	—	—	1,049,987	—	1,050,004
Issuance of restricted stock in lieu of cash payment under the Bankruptcy Plan	—	—	3,328,467	—	152,000	—	152,000
Initiation of par value pursuant to agreement and plan of merger and reorganization	—	—	—	1,889	(1,889)	—	—
Net loss	—	—	—	—	—	(1,619,887)	(1,619,887)

Balances, September 30, 2013	170,001	$17	18,888,971	$1,889	$27,479,913	$(28,032,486)	$(550,667)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Nine months Ended September 30,
	2013	2012
Operating activities:
Net (loss) income	$(1,619,887)	$410,953
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
In-process research and development purchased with the issuance of preferred stock	1,020,004	—
Unrealized loss on investments	—	527
Gain on extinguishment of debt	—	(687,500)
Expenses paid with the issuance of stock	—	50,000
Changes in assets and liabilities:
Other current assets	78,733	(1,084)
Accounts payable and other current liabilities	(9,087)	(171,446)

Net cash flows from operating activities before reorganization items	(530,237)	(398,550)

Reorganization items:
Gain on reorganization	(166,676)	—
Decrease in liabilities subject to compromise	(357,265)	—

Net cash flows from operating activities	(1,054,178)	(398,550)

Financing activities:
Proceeds from related party advances	196,588	—

Net cash flows from financing activities	196,588	—

Net change in cash and cash equivalents	(857,590)	(398,550)
Cash and cash equivalents at beginning of period	857,702	1,321,968

Cash and cash equivalents at end of period	$112	$923,418

Supplemental disclosure of non-cash financing activity:
Reclassification of deposit to preferred stock	$30,000	$—

Promissory notes issued in payment of related party obligations	$68,428	$—

Stock payments to officers and directors (liabilities subject to compromise) in lieu of cash payments under the Bankruptcy Plan	$152,000	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

1. Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology) as successor to Commonwealth Biotechnologies, Inc., a Virginia corporation (“CBI”), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013, and for all periods presented, have been made.

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

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2012 Annual Report as well as the Company’s Current Report on Form 8-K, dated August 16, 2013.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities of the Company in the normal course of business. If the Company is unable to raise required funding and continue to pursue its business plan, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nature of the Business

CBI was a specialized life sciences outsourcing business that offered certain peptide-based discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a wholly-owned subsidiary of CBI. On January 20, 2011, CBI filed a voluntary petition captioned In re Commonwealth Biotechnologies, Inc., Case No. 11-30381-KRH (the “Chapter 11 case”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On April 7, 2011, the Bankruptcy Court approved the private sale of the Mimotopes business unit for a net sales price of $850,000. The sale closed on April 29, 2011.

On August 12, 2013, in furtherance of CBI’s emergence from bankruptcy as described further below, CBI effected a “short-form” reincorporation merger with HPPI, a newly created and wholly owned Delaware subsidiary of CBI, pursuant to which CBI merged with and into HPPI, with HPPI surviving the merger and with the effect of CBI becoming reincorporated as a Delaware corporation and changing its corporate name. Each outstanding share of CBI was converted into one share of HPPI. HPPI’s Certificate of Incorporation (and thus the Certificate of Incorporation of the surviving company) authorizes the issuance of up to 340,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The par value was changed from no par value to $0.0001, which par value is customary for newly formed Delaware corporations.

As described further below, the Company’s present business is the development of the currently-marketed drug itraconazole (currently approved by the U.S. Food and Drug Administration (“FDA”) as an anti-fungal agent) for the treatment of certain cancers.

Pre-Bankruptcy and Emergence from Bankruptcy

On January 20, 2011, CBI filed the Chapter 11. On January 4, 2013, CBI filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and CBI stockholders on March 21, 2013. CBI received an auction fee of $30,000 from Hedgepath, LLC, a Florida limited liability company, (which fee was a binding, irrevocable offer for the purchase of a portion of CBI’s equity interests) in addition to the contribution of Assets as described below. Hedgepath, LLC was the winning bidder for CBI, which is more fully described below in Post-Bankruptcy Business of HPPI-General. This auction fee was recognized as an increase in preferred stock when the Contribution Agreement (as defined below) became effective.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

1. Corporate overview (continued):

On March 29, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan pursuant to Chapter 11 of the Bankruptcy Code. Under the terms of the Plan, and pursuant to the Contribution Agreement (as described further below), Hedgepath, LLC contributed and assigned the Assets (as such term is defined below) to HPPI, as the reorganized debtor, in exchange for the right to receive 90% of fully diluted voting equity in HPPI (in the form of the Series A Preferred Stock) on the date of issuance, with the prior stockholders of CBI retaining approximately 10% voting equity in HPPI, represented by 100% of the issued and outstanding shares of Common Stock.

Contribution Agreement

On August 13, 2013, the Company entered into a Contribution Agreement, dated as of August 13, 2013 (the “Contribution Agreement”), by and between the Company and Hedgepath, LLC pursuant to which, and subject to the terms and conditions contained therein, in exchange for the right to receive 170,001 shares of the Company’s newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”), representing 90% of the fully diluted voting securities of the Company as of the date of issuance (or 170,000,739 shares of Common Stock on an as converted basis), Hedgepath, LLC contributed and/or assigned various assets and contract rights to the Company associated with the going forward business of the Company (collectively, the “Assets”) to the Company as described below.

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

The Contribution Agreement was entered into to carry out the purposes and intent of the Plan filed by CBI and confirmed by the Bankruptcy Court in connection with the Chapter 11 case.

Hedgepath, LLC is a development stage pharmaceutical company. Since its formation in late 2011, Hedgepath, LLC has sought, among other pharmaceutical business opportunities, to acquire technology rights and to conduct activities related to the development of the currently-marketed drug itraconazole (currently FDA approved as an anti-fungal agent) for the treatment of certain cancers (the “Itra Business Opportunity”). Hedgepath, LLC has expended approximately $0.1 million acquiring assets and developing the ITRA Business Opportunity including approximately $82,500 on technical and medical consulting and $15,000 on option fees related to intellectual property agreement that has since expired.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

1. Corporate overview (continued):

As part of the Contribution Agreement, Hedgepath, LLC, which owned a certain claim against CBI in the amount of $52,500, payable to a third party service provider, contributed such claim to the Company. HPPI has agreed to issue to such service provider a number of restricted shares of its Common Stock to be determined based on the valuation of the shares to be issued to purchasers in connection with HPPI’s planned $5 million offering of securities as described in the Plan. Such shares of Common Stock are to be issued to such service provider within five (5) business days of the final determination of such valuation (as memorialized in the final transaction documentation for such offering).

Hedgepath, LLC did not contribute any of its liabilities to the Company in connection with the Contribution Agreement, and retained all of its assets other than those related to the Itra Business Opportunity.

In conjunction with the execution of the Contribution Agreement, the Company has expensed, as in-process research and development cost, approximately $1.0 million. The value was calculated by taking 90% of the market capitalization on the date the assets were contributed to reflect the 90% ownership exchanged for the assets contributed by Hedgepath, LLC.

Post-Bankruptcy Business of HPPI—General

As a result of the aforementioned transactions, as of August 13, 2013 the Company is a clinical stage biopharmaceutical company that endeavors to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company is currently focused on the development of therapies for certain cancers, with initial emphasis on skin, prostate and lung cancers in the U.S. market, based upon the use of the currently marketed anti-fungal drug itraconazole. The Company believes that itraconazole could affect the Hedgehog signaling pathway in cells, a major regulator of many fundamental cellular processes, which could, in turn, impact the development and growth of certain cancers.

Itraconazole is FDA approved for and extensively used to treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and is seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole and has applied for patents to cover the Company’s inventions.

2. Liquidity and management’s plans:

A continued lack of adequate cash resulting from the Company’s bankruptcy, the sale of CBI’s principal assets, and the resulting inability to generate cash flow from operations or to raise capital from external sources forced the Company to substantially curtail or cease operations and, therefore, had a material adverse effect on its business. Consequently, during 2012 and 2013, the Company’s business has undergone substantial reductions in relation to size, scale and scope of activities.

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

The Company currently has cash and cash equivalents of $112 as of September 30, 2013, and will therefore rely on loans from insiders and affiliates to fund its operations until the Company is able to raise additional capital. Subsequent to September 30, 2013, working capital advances as of the date of this Quarterly Report from Hedgepath, LLC amounted to approximately $62,000, and have been used for officer and employee salaries, legal and professional fees.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

2. Liquidity and management’s plans (continued):

•	receiving government or private foundation grants which would be awarded to the Company to further develop our current and future anti-cancer therapies; and

•	securing proceeds from public and private financings and other strategic transactions. As part of the Plan, the Company will seek up to $5 million in equity financing to provide for its initial working capital. However, no assurances can be given that the Company will be able to raise such funds on commercially acceptable terms or at all.

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Any miscellaneous income is recognized when earned by the Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of FDIC insured amounts.

Accounting for Enterprises in Reorganization

Financial Accounting Standards Board (“ FASB”) Accounting Standards Codification (“ASC”) Topic 852—Reorganizations (“ASC Topic 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending March 31, 2011. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash flows from reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on January 20, 2011, and has segregated those items as outlined above for all reporting periods after such date. The Company officially emerged from bankruptcy on April 17, 2013, followed by the reincorporation merger, which satisfied the final condition to effectiveness of the Plan as detailed in Note 1.

4. Supply and License Agreement

On September 3, 2013, the Company entered into an exclusive Supply and License Agreement (the “Supply and License Agreement”) with Mayne Pharma International Pty Ltd., a company incorporated in Australia (“Mayne Pharma”), pursuant to which Mayne Pharma agreed to: (i) supply the Company with its patented formulation of the drug itraconazole, known as SUBATM-Itraconazole, in a particular dose formulation (the “Product”) for the treatment of human patients with cancer via oral administration (the “Field”) (with the initial areas of investigation being prostate, lung and skin cancer) in the United States (the “Territory”), (ii) provide the Company with an exclusive license to use and develop the intellectual property related to the Product in the Field and in the Territory and (iii) participate in a joint development committee with the Company (“JDC”) to clinically develop the Product in the Field and in the Territory. The Company will pursue the development of the Product for treatment of a variety of cancers with a focus on clinical development, seeking regulatory approvals and, if regulatory approval is obtained, marketing in the United States.

Pursuant to the Supply and License Agreement, the Company, with the assistance of Mayne Pharma through the JDC and subject to certain approval rights of Mayne Pharma, will develop and exploit the Product through a development plan which will be authorized by the JDC and updated as necessary. The license granted to the Company under the Supply and License Agreement may only be assigned or sub-licensed with the prior approval of Mayne Pharma. In addition, in support of the exclusive nature of the Supply and

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

4. Supply and License Agreement (continued):

License Agreement, during the term, Mayne Pharma is prohibited from directly or indirectly importing, promoting, marketing, distributing or selling the Product in the Territory and in the Field. If any other form of the Product manufactured by Mayne Pharma is sold as a result of any off label use, the Company shall be entitled to a royalty on such off-label sales. Further, the Company may not develop products that are competitive with the Product, which period extends for a certain period following the end of the term.

Under the Supply and License Agreement, the Company is responsible for obtaining all of its requirements for the Product from Mayne Pharma, including for use in clinical trials, importation, promotion, marketing, sale and distribution in the Territory. The Company and Mayne Pharma have established certain minimum floor prices that the Company must pay per unit of the Product and minimum order quantities for the Product.

Any intellectual property created by the Company, either on its own or jointly with Mayne Pharma, relating to the Product in the Field will be owned by the Company, except that the Company has granted Mayne Pharma an exclusive, perpetual, irrevocable, royalty free licence to copy and exploit such developed intellectual property outside of the Territory.

Although the Supply and License Agreement is effective immediately, it remains subject to early termination by Mayne Pharma if certain conditions (the “Conditions”) are not met by December 16, 2013. Such Conditions include: (i) the Company shall have raised $5 million in an equity financing (or such lesser amount as may be agreed to by Mayne Pharma) (the “Equity Financing”); (ii) a representative of Mayne Pharma shall have been appointed to the Company’s board of directors, and Mayne Pharma and the Company shall have entered into an agreement granting Mayne Pharma certain board appointment rights; (iii) Mayne Pharma shall, pursuant to customary definitive documentation to be negotiated by the parties, acquire from the Company, as part of the consideration under the Supply and License Agreement, 170,001 shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), representing, on an as fully converted, fully diluted basis, 45% of the issued and outstanding shares of capital stock of the Company (prior to the Equity Financing and the anticipated adoption by the Company of an equity incentive plan); (iv) Hedgepath, LLC (an affiliate of the Company who currently has the right to receive shares of Series A Preferred Stock) (“Hedgepath”)), Nicholas J. Virca (the Company’s President and Chief Executive Officer) (“Virca”) and Mayne Pharma shall have entered into an agreement providing for certain restrictions on transfers and ownership of Company equity; (v) the Company and Mayne Pharma shall have entered into an agreement granting Mayne Pharma and accredited investors introduced to the Company by Mayne Pharma certain participation rights in future Company equity financings; (vi) the Company shall have (a) received a written estimate from a credible contract research organization reasonably acceptable to Mayne Pharma relating to the Company’s proposed clinical trials and (b) provided reasonable assurances to Mayne Pharma that the Product will be available for commercial launch by a specified date; and (vii) Virca and Frank E. O’Donnell, Jr., the Company’s Executive Chairman, shall have entered into customary agreements regarding their positions with the Company. Due to the contingent nature of the Supply and License Agreement, none of Series A Preferred Stock has been issued to Mayne Pharma as of the date of this Report and, therefore, there is no accounting treatment applicable.

Subject to earlier termination if the Conditions are not met as described above, the term of the Supply and License Agreement shall last until the later of: (i) 10 years from the target launch date of the Product for the treatment of human patients with cancer via oral administration or (ii) the date on which all issued patents of Mayne Pharma or any of its affiliates referred to in the Supply and License Agreement have lapsed or expired.

The Supply and License Agreement is further subject to termination in certain circumstances, including: (i) by either party in the event of (a) a material default that is not cured within a specified number of days after notice is received or is not capable of remedy, (b) if marketing authorizations for the Product are not obtained prior to the agreed upon target launch date for the Product or (c) a force majure event precluding performance by the other party for a specified period of time, (ii) the voluntary or involuntary bankruptcy of either party, (iii) by Mayne Pharma if either Hedgepath or Virca breach their respective agreements with Mayne Pharma to restrict the sale and or transfer of their shares of Company equity and such breach is not cured within a specified number of days after notice is received or such breach is not capable of remedy, (iv) by Mayne Pharma if the Company breaches certain of its obligations relating to the Conditions (once they are satisfied) and such breach is not cured within a specified number of days after notice is received or such breach is not capable of remedy, (v) by Mayne Pharma if, under certain circumstances, the Company fails to purchase the minimum agreed upon amounts of Product in any given year or (vi) by Mayne Pharma, under certain circumstances, upon a change of control of the Company.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

5. Chapter 11 Information:

During the nine months ended September 30, 2013, the Company settled all pre-petition claims associated with the bankruptcy in cash and Common Stock. The Company paid approximately $357,265 in cash and $152,000 in Common Stock to settle the claims. The Common Stock was valued using the 30 day average of the Company’s stock price. The difference between pre-petition liabilities and the settled amount was recognized as gain on reorganization in the condensed statement of operations for the nine months ended September 30, 2013.

6. Stockholders’ Equity:

Employee Stock Plans

A 2002 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. However, all options were canceled on July 16, 2013, which was 90 days subsequent to the effective date of the emergence from bankruptcy.

A 2007 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. However, all options were canceled on July 16, 2013, which was 90 days subsequent to the effective date of the emergence from bankruptcy.

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. There are no options outstanding under this plan.

Going forward, incentive awards may be in the form of stock options, restricted stock, restricted stock units and performance and other awards. In the case of incentive stock options, the exercise price will not be less than 100% of the fair market value of shares covered at the time of the grant, or 110% for incentive stock options granted to persons who own more than 10% of the Company’s voting stock. Options granted will generally vest over a three-year period from the date of grant and will be exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company’s outstanding common stock.

Stock-based compensation expense is determined based on the fair value of the stock-based awards and is recognized over the vesting period. No stock-based compensation expense related to employee stock options was recognized for the nine month period ended September 30, 2013 or 2012. As of September 30, 2013 there was no unamortized stock-based compensation cost related to non-vested stock awards. During the nine months ended September 30, 2013, no stock options were granted, exercised or forfeited.

Issuance of Restricted Stock

In April 2013, restricted shares were issued to CBI’s CEO, one CBI board member and one former CBI officer for a portion of their approved claims. The number of shares issued was determined by using a per share price equal to the average of the 30 day closing price of Common Stock and are as follows:

	Number of Shares	Market Value
CEO	2,846,715	$130,000
Board Member	372,263	17,000
Former Officer	109,489	5,000

	3,328,467	$152,000

7. Related party transactions:

On August 1, 2013, the Company formalized amounts due to two former employees and a former director of CBI by issuing three non-interest bearing promissory notes. The two employee notes totaling approximately $62,000 were due on November 1, 2013. Interest will accrue at 18% per annum on any unpaid principal upon default. As of the date of this report, the Company is in default on the aforementioned notes. The Company is now accruing interest in accordance with the specified terms.

The director note of approximately $6,000 is due the later of five days following the date on which the Company has raised $1 million, or November 1, 2013. Default interest accrues at a rate of 5% per annum. Both the employee and director note amounts are included in notes payable, related party, in the accompanying condensed balance sheet as of September 30, 2013.

As part of the short-form reincorporation merger with HPPI, certain expenses have been incurred for officer salary, travel, legal and patent expense. These expenses, totaling $196,558, were paid by Hedgepath, LLC on behalf of the newly formed HPPI and are included in due to related party in the accompanying condensed balance sheet as of September 30, 2013. This non-interest bearing loan is anticipated to be paid on upon the Company’s first capital raise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in the Company’s other filings with the SEC. See “Cautionary Note Regarding Forward Looking Statements” below.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise indicated, the terms “the Company”, “we”, “us”, “our” and similar terminology refer to both, as the context requires, the present activity of HPPI and the historic activity of CBI.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Chapter 11 Expenses. We recognized $30,000 in Chapter 11 expenses during the three months ended September 30, 2012. There was no such expense during the corresponding period in 2013. Chapter 11 expenses consist solely of US Trustee fees and legal fees relating to the Company’s bankruptcy filing.

Research and Development Expenses. We recognized $1,050,004 in research and development expenses during the three months ended September 30, 2013. There was no such expense during the corresponding period in 2012. Research and development expenses consist of the in-process research and development purchased with the issuance of the preferred shares to Hedgepath, LLC, and salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized $242,435 and $107,469 in general and administrative expenses during the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase is primarily a result of officer and employee compensation, accounting and legal fees.

Gain on Reorganization. We recognized a $777,756 gain on reorganization during the three months ended September 30, 2012. There was no such gain during the corresponding period in 2013. Gain on reorganization is related to a previously accrued claim that was disallowed by the Bankruptcy Court which was subsequently written off.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Chapter 11 Expenses. We recognized $117,324 and $31,625 in Chapter 11 expenses during the nine months ended September 30, 2013 and 2012, respectively. Chapter 11 expenses consist solely of U.S. Trustee fees and legal fees relating to the Company’s bankruptcy filing. The increase is primarily as a result of the expenses associated with the emergence from Chapter 11.

Research and Development Expenses. We recognized $1,050,004 in research and development expenses during the nine months ended September 30, 2013. There was no such expense during the corresponding period in 2012. Research and development expenses consist of the in-process research and development purchased with the issuance of the preferred shares to Hedgepath, LLC, and salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized $619,235 and $322,301 in general and administrative expenses during the nine months ended September 30, 2013 and 2012, respectively. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. This increase is primarily a result of officer and employee compensation, accounting and legal fees.

Interest Expense. We recognized $20,833 in interest expense during the nine months ended September 30, 2012. There was no such expense during the corresponding period in 2013.

Gain on Reorganization. We recognized $166,676 and $785,712 in gain on reorganization during the nine months ended September 30, 2013 and 2012, respectively. Gain on reorganization is associated with the final payments under the Chapter 11 reorganization plan.

Liquidity and Capital Resources

During the last year, our business has undergone substantial changes in relation to size, scale and scope of activities. Having emerged from bankruptcy in April 2013, and with the bankruptcy case being formally terminated as of September 2013, the Company is presently developing its clinical and regulatory business plans and seeking financing to fund such plans. The Company currently has minimal cash on hand and has not generated revenue since emerging from bankruptcy and does not anticipate generating revenue for the foreseeable future. A continued lack of cash resources resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business and overall viability. In addition, such lack of funding, if not agreed otherwise by the parties, could force a termination of the Company’s key supply and license agreement with Mayne Pharma, which would cause substantial harm to the Company’s business prospects.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from Company operations. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources on commercially acceptable terms, or at all (including, without limitation, a proposed $5 million equity financing).

The Company currently has cash and cash equivalents of $112 as of September 30, 2013, and will therefore rely on loans from our insiders and affiliates to fund its operations until the Company is able to raise additional capital. Subsequent to September 30, 3013, working capital advances as of the date of this report from Hedgepath, LLC approximate $62,000, and have been used for officer and employee salaries, legal and professional fees.

The Company intends to finance its research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	securing proceeds from public and private financings and other strategic transactions. As part of the Plan, the Company will seek an up to $5 million equity financing to provide for its initial working capital. However, no assurances can be given that the Company will be able to raise such funds or commercially acceptable terms, or at all;

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where the Company would receive funding based on out-licensing its product to augment their product profile in the treatment of cancers; and

•	seeking government or private foundation grants which would be awarded to the Company to further develop our current and future anti-cancer therapies; and

There is a risk not that none of these or similar efforts will raise needed cash for the Company. As a result of the foregoing circumstances, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Certifying Officers

During our third fiscal quarter of 2013 and in conjunction with the short-form merger between the Company and HPPI, the Company’s management and Certifying Officers were replaced, and new officers were appointed. The Company does not believe that the change in Certifying Officers will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) the results of our collaboration with Mayne Pharma, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2012 Annual Report, under “Risk Factors” in our Current Report on Form 8-K dated August 16, 2013 and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our Company.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: November 14, 2013	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1