Form 10-Q
period 2014-03-31
HedgePath Pharmaceuticals, Inc.
filed 2014-05-12
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 18,888,971 shares of company common stock issued and outstanding.

Hedgepath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$456	$217
Deferred stock issuance costs	10,000	10,000

Total current assets	10,456	10,217

Total assets	$10,456	$10,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$355,097	$287,072
Notes payable	77,701	68,428
Accrued interest	2,208	1,923
Other liabilities	62,900	52,500
Due to related party	474,874	366,130

Total current liabilities	972,780	776,053

Commitments and contingencies (note 4)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; 170,001 shares issued and outstanding.	17	17
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common Stock, $0.0001 par value; 340,000,000 shares authorized; 18,888,971 shares issued and outstanding.	1,889	1,889
Additional paid-in capital	27,479,913	27,479,913
Accumulated deficit	(28,444,143)	(28,247,655)

Total stockholders’ deficit	(962,324)	(765,836)

Total liabilities and stockholders’ deficit	$10,456	$10,217

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:

Total revenues:	—	—

Expenses:
Research and development	25,325	—
General and administrative	161,605	90,545

Total expenses:	186,930	90,545

Loss from operations	(186,930)	(90,545)
Interest expense	(9,558)	—
Other income	—	30,000

Net loss	$(196,488)	$(60,545)

Basic and diluted loss per share	$(0.01)	$—

Weighted average common stock shares outstanding	18,888,971	15,560,504

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2014	170,001	$17	18,888,971	$1,889	$27,479,913	$(28,247,655)	$(765,836)
Net loss	—	—	—	—	—	(196,488)	(196,488)

Balances, March 31, 2014	170,001	$17	18,888,971	$1,889	$27,479,913	$(28,444,143)	$(962,324)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(196,488)	$(60,545)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash interest expense	6,666	—
Changes in assets and liabilities:
Prepaid expense and other current assets	—	(28,922)
Accounts payable and other current liabilities	81,317	8,237

Net cash flows from operating activities	(108,505)	(81,230)

Financing activities:
Proceeds from related party advances	108,744	—

Net cash flows from financing activities	108,744	—

Net change in cash and cash equivalents	239	(81,230)
Cash and cash equivalents at beginning of period	217	857,702

Cash and cash equivalents at end of period	$456	$776,472

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

1. Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology) as successor to Commonwealth Biotechnologies, Inc., a Virginia corporation (“CBI”), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on April 15, 2014 (the “2013 Annual Report”). The accompanying condensed balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2013 Annual Report.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities of the Company in the normal course of business. If the Company is unable to raise required funding to continue to pursue its business plan, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nature of the Business

The Company’s predecessor, CBI, was a specialized life sciences outsourcing business that offered certain peptide-based discovery chemistry and biology products and services through Mimotopes Pty Limited (“Mimotopes”), a wholly-owned subsidiary of CBI. On January 20, 2011, CBI filed a voluntary petition captioned In re Commonwealth Biotechnologies, Inc., Case No. 11-30381-KRH (the “Chapter 11 case”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On April 7, 2011, the Bankruptcy Court approved the private sale of the Mimotopes business unit for a net sales price of $850,000. The sale closed on April 29, 2011.

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

As described further below, the Company’s present business is the development of the currently-marketed drug itraconazole (currently approved by the U.S. Food and Drug Administration ((“FDA”)) as an anti-fungal agent) for the treatment of certain cancers.

Pre-Bankruptcy and Emergence from Bankruptcy

On January 4, 2013, CBI filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and CBI stockholders on March 21, 2013. CBI received an auction fee of $30,000 from Hedgepath, LLC, a Florida limited liability company (which fee was a binding, irrevocable offer for the purchase of a portion of CBI’s equity interests), in addition to the contribution of Assets as described below. Hedgepath, LLC was the winning bidder for CBI, which is more fully described below. This auction fee was recognized as an increase in additional paid-in capital when the Contribution Agreement (as defined below) became effective.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

1. Corporate overview (continued):

On March 29, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan pursuant to Chapter 11 of the Bankruptcy Code. Under the terms of the Plan, and pursuant to the Contribution Agreement, Hedgepath, LLC contributed and assigned the Assets (as defined below) to HPPI, as the reorganized debtor, in exchange for the right to receive 90% of fully diluted voting equity in HPPI (in the form of the Series A Preferred Stock, as described below) on the date of issuance, with the prior stockholders of CBI retaining approximately 10% voting equity in HPPI, represented by 100% of the issued and outstanding shares of Common Stock.

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

Hedgepath, LLC is a development stage pharmaceutical company. Since its formation in late 2011, Hedgepath, LLC has sought, among other pharmaceutical business opportunities, to acquire technology rights and to conduct activities related to the development of the currently-marketed drug itraconazole (currently FDA approved as an anti-fungal agent) for the treatment of certain cancers (the “Itra Business Opportunity”). Hedgepath, LLC has expended approximately $0.1 million acquiring assets and developing the Itra Business Opportunity, including approximately $82,500 on technical and medical consulting and $15,000 on option fees related to an intellectual property agreement that has since expired.

In accordance with the Plan, and as a result of the transactions contemplated by the Contribution Agreement, from and after August 13, 2013, HPPI is engaged in pursuing the Itra Business Opportunity. The Assets contributed to the Company by Hedgepath, LLC represent the assets and rights heretofore developed or acquired by Hedgepath, LLC related to the Itra Business Opportunity, and by virtue of the Contribution Agreement, the Company acquired all of Hedgepath, LLC’s right, title and interest in and to the Assets.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

In conjunction with the execution of the Contribution Agreement, the Company has expensed, as in-process research and development cost, approximately $1.0 million during the quarter ended September 30, 2013. The value was calculated by taking 90% of the market capitalization on the date the assets were contributed to reflect the 90% ownership exchanged for the assets contributed by Hedgepath, LLC.

Post-Bankruptcy Business of HPPI—General

As a result of the aforementioned transactions, as of August 13, 2013 the Company is a clinical stage biopharmaceutical company that endeavors to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s preliminary focus will be on the development of therapies for certain cancers, with initial emphasis on skin, prostate and lung cancers in the U.S. market, based upon the use of the currently marketed anti-fungal drug itraconazole. The Company believes that itraconazole could affect the Hedgehog signaling pathway in cells, a major regulator of many fundamental cellular processes, which could, in turn, impact the development and growth of certain cancers.

Itraconazole is FDA approved for and extensively used to treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and is seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole and has applied for patents to cover the Company’s inventions.

2. Liquidity and management’s plans:

The Company intends to seek financing for its research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	public and private financings and, potentially, from strategic transactions;

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of its products for which the Company would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where the Company would receive funding based on out-licensing its product; and

•	seeking government or private foundation grants which would be awarded to the Company to further develop its current and future anti-cancer therapies.

However, there can be no assurance that any of these plans will be implemented on commercially reasonable terms, if at all.

The lack of adequate cash resulting from the predecessor Company’s bankruptcy, the sale of CBI’s principal assets, and the resulting inability to generate cash flow from operations or to raise capital from external sources had a material adverse effect on the Company’s business. Consequently, during 2013 and 2014, the Company’s business has undergone substantial reductions in relation to size, scale and scope of activities. In addition, the Company presently has no material cash resources.

As a result of the foregoing circumstances, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s current independent auditors have included a paragraph emphasizing “going concern” uncertainty in their report on the 2013 financial statements. The financial statements included herein do not include any adjustments relating to the recoverability or

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

2. Liquidity and management’s plans (continued):

classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company had cash and cash equivalents of $456 as of March 31, 2014, and has therefore relied on loans from insiders and affiliates to fund its operations until the Company is able to raise additional capital. Subsequent to March 31, 2014, working capital advances as of the date of this Report from Hedgepath, LLC amounted to approximately $140,000, and have been used for officer and employee salaries, legal and professional fees.

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

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the three months ended March 31, 2014 or 2013.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

4. Supply and License Agreement:

On September 3, 2013, the Company entered into an exclusive Supply and License Agreement (the “Supply and License Agreement”) with Mayne Pharma International Pty Ltd., a company incorporated in Australia (“Mayne Pharma”), pursuant to which Mayne Pharma agreed to: (i) supply the Company with its patented formulation of the drug itraconazole, known as SUBA™-Itraconazole, in a particular dose formulation (the “Product”) for the treatment of human patients with cancer via oral administration (the “Field”) (with the initial areas of investigation being prostate, lung and skin cancer) in the United States (the “Territory”), (ii) provide the Company with an exclusive license to use and develop the intellectual property related to the Product in the Field and in the Territory and (iii) participate in a joint development committee with the Company (“JDC”) to clinically develop the Product in the Field and in the Territory. The Company will pursue the development of the Product for treatment of a variety of cancers with a focus on clinical development, seeking regulatory approvals and, if regulatory approval is obtained, marketing in the United States.

Subject to earlier termination if certain conditions are not met, the term of the Supply and License Agreement shall last until the later of: (i) 10 years from the target launch date of the Product for the treatment of human patients with cancer via oral administration or (ii) the date on which all issued patents of Mayne Pharma or any of its affiliates referred to in the Supply and License Agreement have lapsed or expired.

On December 17, 2013, the Company entered into Amendment No. 1 to the Supply and License Agreement (the “Amended Supply and License Agreement”) with Mayne Pharma to extend the date by which the conditions must be met to February 28, 2014.

As provided for in the Agreement, as amended, Mayne Pharma could have terminated the Agreement since certain conditions were not met by February 28, 2014. On March 5, 2014, the Company entered into Amendment No. 2 to the Supply and License Agreement (the “Amended Supply and License Agreement”) with Mayne Pharma which extended the date by which the conditions must be met to March 31, 2014.

Mayne Pharma had the right to terminate the Supply and License Agreement, as amended, if certain conditions were not met by March 31, 2014. That date was extended to April 25, 2014 by mutual agreement. The Company is continuing efforts to meet those conditions, and the Supply and License Agreement remains subject to termination. No transactions under the original or amended Supply and License Agreement have transpired to date.

5. Notes Payable:

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

On January 31, 2014, the Company extended the two former employee notes. The amendments include additional principal of approximately $9,000 were due on March 31, 2014. As of the date of this report, the Company is in default on the aforementioned notes. The Company is now accruing interest in accordance with the specified terms.

The former director note of approximately $6,000 is due the later of five days following the date on which the Company has raised $1 million, or November 1, 2013. Default interest accrues at a rate of 5% per annum. As of the date of this report, the Company is in default on the aforementioned note. The Company is now accruing interest in accordance with the specified terms. Both the employee and director note amounts, including accrued interest, are included in notes payable, in the accompanying balance sheet as of March 31, 2014.

6. Stockholders’ Equity:

Employee Stock Plans

A 2002 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. However, all options were canceled on July 16, 2013, which was 90 days subsequent to the effective date of the emergence from bankruptcy.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

6. Stockholders’ Equity (continued):

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

Stock-based compensation expense will be determined based on the fair value of the stock-based awards and recognized over the vesting period. No stock-based compensation expense related to employee stock options was recognized for the three months ended March 31, 2014 or 2013. As of March 31, 2014 there was no unamortized stock-based compensation cost related to non-vested stock awards, as all such instruments were canceled upon emergence from bankruptcy. During the three months ended March 31, 2014, no stock options were granted, exercised or forfeited.

Issuance of Restricted Stock

In April 2013, restricted shares were issued to CBI’s CEO, one CBI board member and one former CBI officer for a portion of their approved claims. The number of shares issued, which totaled 3,328,467, was determined by using a per share price equal to the average of the 30 day closing price of Common Stock and was valued at $152,000.

Warrants

In connection with a 2007 private placement financing, CBI issued Class A warrants to purchase 975,000 shares of common stock at an exercise price of $2.85 per share that had an expiration date of May 2013. On March 20, 2013, CBI filed a motion to cancel all outstanding warrants under the terms of the Bankruptcy Code. This motion was approved and entered by the Bankruptcy Court in April 2013. As such, there are no warrants outstanding at March 31, 2014.

7. Related party transactions:

As part of the short-form reincorporation merger with HPPI, certain expenses have been incurred for officer salary, travel, legal and patent expense. These expenses, totaling $474,874, were paid by Hedgepath, LLC on behalf of the newly formed HPPI and are included in due to related party in the accompanying balance sheet as of March 31, 2014. Subsequent to March 31, 3014, working capital advances as of the date of this report from Hedgepath, LLC approximate $140,000, and have been used for officer and employee salaries, legal and professional fees.

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Research and Development Expenses. We recognized $25,325 in research and development expenses during the three months ended March 31, 2014. There was no such expense during the corresponding period in 2013. Research and development expenses consist primarily of salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized $161,605 and $90,545 in general and administrative expenses during the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase is primarily a result of officer and employee compensation, accounting and legal fees.

Interest Expense. We recognized $9,558 in interest expense during the three months ended March 31, 2014, which includes approximately $6,700 in increased principal amounts due under the revised promissory notes. There was no such expense during the corresponding period in 2013. Interest expense consists of interest accrued on notes payable.

Other Income. We recognized $30,000 in other income during the three months ended March 31, 2013. There was no such income during the corresponding period in 2014. Other income consists of fees paid by Hedgepath, LLC, the winning bidder for the Company under the terms of the approved Bankruptcy Plan.

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

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from our operations. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources on commercially acceptable terms, or at all.

Given our current lack of cash and cash equivalents, we have relied on loans from our insiders and affiliates to fund our operations until we are able to raise additional capital. Subsequent to March 31, 3014, working capital advances as of the date of this report from Hedgepath, LLC approximate $140,000, and have been used for officer and employee salaries, legal and professional fees.

We intend to seek financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	securing proceeds from public and private financings and, potentially, other strategic transactions;

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

There is a risk that none of these or similar efforts will raise needed cash for us. As a result of the foregoing circumstances, there is substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of March 31, 2014 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$77,701	$77,701	$—	$—	$—

Total contractual cash obligations	$77,701	$77,701	$—	$—	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) the results of our collaboration with Mayne Pharma, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2013 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

Number	Description

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: May 12, 2014	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1