Form 10-Q
period 2014-06-30
HedgePath Pharmaceuticals, Inc.
filed 2014-08-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there were 41,419,198 shares of company common stock issued and outstanding.

Hedgepath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,226	$217
Deferred stock issuance costs	—	10,000
Other current assets	29,291	—

Total current assets	300,517	10,217

Total assets	$300,517	$10,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$280,172	$287,072
Notes payable	102,420	68,428
Accrued payroll liabilities	16,296	—
Accrued interest	2,483	1,923
Other liabilities	52,500	52,500
Due to related party	—	366,130

Total current liabilities	453,871	776,053

Commitments and contingencies (note 7)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; 500,000 and 170,001 shares issued and outstanding in 2014 and 2013, respectively	50	17
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common Stock, $0.0001 par value; 340,000,000 shares authorized; 41,419,198 and 18,888,971 shares issued and outstanding in 2014 and 2013, respectively	4,142	1,889
Additional paid-in capital	31,527,255	27,479,913
Common stock subscription receivable	(1,100,000)	—
Accumulated deficit	(30,584,801)	(28,247,655)

Total stockholders’ deficit	(153,354)	(765,836)

Total liabilities and stockholders’ deficit	$300,517	$10,217

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:

Total Revenues:	—	—	—	—

Expenses:
Chapter 11 expenses	—	117,324	—	117,324
Research and development expenses	1,930,482	—	1,955,807	—
General and administrative	185,182	286,256	346,787	376,800

Total Expenses:	2,115,664	403,580	2,302,594	494,124

Loss from operations	(2,115,664)	(403,580)	(2,302,594)	(494,124)
Interest expense	(24,994)	—	(34,552)	—
Gain on reorganization	—	166,676	—	166,676
Other expense	—	(30,000)	—	—

Net loss	$(2,140,658)	$(266,904)	$(2,337,146)	$(327,448)

Basic and diluted loss per share	$(0.10)	$(0.01)	$(0.12)	$(0.02)

Weighted average common stock shares outstanding	20,622,065	18,376,899	19,760,306	16,976,482

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Common Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2014	170,001	$17	18,888,971	$1,889	$27,479,913	$—	$(28,247,655)	$(765,836)
Issuance of preferred and common stock for debt forgiveness	71,636	7	2,530,227	253	189,508	—	—	189,768
Sale of common stock to related party	—	—	20,000,000	2,000	1,498,000	(1,250,000)	—	250,000
Issuance of warrants for debt forgiveness	—	—	—	—	450,000	—	—	450,000
Issuance of common stock warrants in acquisition of research and development license agreement	—	—	—	—	619,134	—	—	619,134
Issuance of preferred stock in acquisition of research and development license agreement	258,363	26	—	—	1,290,700	—	—	1,290,726
Collection of stock subscription receivable						150,000		150,000
Net loss	—	—	—	—	—	—	(2,337,146)	(2,337,146)

Balances, June 30, 2014	500,000	$50	41,419,198	$4,142	$31,527,255	$(1,100,000)	$(30,584,801)	$(153,354)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Six months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(2,337,146)	$(327,448)
Adjustments to reconcile net loss to net cash flows from operating activities:
In-process research and development purchased with the issuance of preferred stock and common stock warrants	1,909,860	—
Non-cash interest expense	24,666	—
Changes in assets and liabilities:
Prepaid expense and other current assets	(19,291)	78,371
Accounts payable and other current liabilities	19,282	(152,836)

Net cash flows from operating activities before reorganization items	(402,629)	(401,913)
Reorganization items:
Gain on reorganization	—	(166,676)
Decrease in liabilities subject to compromise	—	(357,265)

Net cash flows from operating activities	(402,629)	(925,854)

Financing activities:
Proceeds from related party advances	273,638	69,264
Proceeds from sale of common stock, related party	400,000	—

Net cash flows from financing activities	673,638	69,264

Net change in cash and cash equivalents	271,009	(856,590)
Cash and cash equivalents at beginning of period	217	857,702

Cash and cash equivalents at end of period	$271,226	$1,112

Supplemental disclosure of non-cash financing activity:
Stock payments to officers and directors (liabilities subject to compromise) in lieu of cash payments under the Bankruptcy Plan	$—	$152,000
Issuance of stock in debt forgiveness transaction	$189,768	$—
Issuance of warrants in debt forgiveness transaction	$450,000	$—
Issuance of common stock for common stock subscription receivable	$1,100,000	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology) as successor to Commonwealth Biotechnologies, Inc., a Virginia corporation (“CBI”), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014, and for all periods presented, have been made.

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

The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2013 Annual Report.

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

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s preliminary focus is on the development of therapies for skin, prostate and lung cancers in the U.S. market, with the first indication targeting the treatment of basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome). The Company believes that the dosing of oral capsules of SUBA-Itraconazole can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma.

Itraconazole is FDA approved for and extensively used to treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and has applied for patents to cover the Company’s inventions.

On January 20, 2011, CBI (which had operated as a biotechnology company) filed a voluntary petition captioned In re Commonwealth Biotechnologies, Inc., Case No. 11-30381-KRH in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code. On August 12, 2013, in furtherance of CBI’s plan of reorganization approved by the Bankruptcy Court, CBI effected a “short-form” reincorporation merger with HPPI, a newly created and wholly owned Delaware subsidiary of CBI, pursuant to which CBI merged with and into HPPI, with HPPI surviving the merger and with the effect of CBI becoming reincorporated as a Delaware corporation and changing its corporate name. Each outstanding share of CBI was converted into one share of HPPI. HPPI’s Certificate of Incorporation (and thus the Certificate of Incorporation of the surviving company) authorizes the issuance of up to 340,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On August 13, 2013, the Company entered into a Contribution Agreement, dated as of August 13, 2013 (the “Contribution Agreement”), by and between the Company and Hedgepath, LLC (a related party) (“HPLLC”) pursuant to which, in exchange for the right to receive 170,001 shares of the Company’s newly created Series A Convertible Preferred Stock (the “Series A Preferred

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

1.	Corporate overview (continued):

Stock”), representing 90% of the fully diluted voting securities of the Company as of the date of issuance (or 170,000,739 shares of Common Stock on an as converted basis), HPLLC contributed and/or assigned various assets and contract rights to the Company associated with the itraconazole cancer therapy business presently conducted by the Company. All issued Series A Preferred Stock will convert into 170,000,739 shares of Common Stock. Therefore, issuances of Series A Preferred Stock subsequent to this initial issuance will reduce the conversion rate and result in fewer shares of Common Stock upon conversion of the 170,001 shares of Preferred Stock issued in this transaction.

Supply and License Agreement

On September 3, 2013, the Company entered into an exclusive Supply and License Agreement (the “Supply and License Agreement”) with Mayne Pharma International Pty Ltd., a company incorporated in Australia (“MPI”), pursuant to which MPI agreed to: (i) supply the Company with its patented formulation of the drug itraconazole, known as SUBA™-Itraconazole, in a particular dose formulation (the “Product”) for the treatment of human patients with cancer via oral administration (the “Field”) (with the initial areas of investigation being skin, lung and prostate cancer) in the United States (the “Territory”), (ii) provide the Company with an exclusive license to use and develop the intellectual property related to the Product in the Field and in the Territory and (iii) participate in a joint development committee with the Company (“JDC”) to clinically develop the Product in the Field and in the Territory. The Company will pursue the development of the Product for treatment of a variety of cancers with a focus on clinical development, seeking regulatory approvals and, if regulatory approval is obtained, marketing in the United States.

Subject to earlier termination if certain conditions (“Conditions”) were not met (which Conditions were eliminated as described further below), the term of the Supply and License Agreement shall last until the later of: (i) 10 years from the target launch date of the Product for the treatment of human patients with cancer via oral administration or (ii) the date on which all issued patents of MPI or any of its affiliates referred to in the Supply and License Agreement have lapsed or expired. The Company entered into Amendment No. 1 and Amendment No. 2 to the Supply and License Agreement (the “Amended Supply and License Agreement”) with MPI to extend the date by which the Conditions were to be met from December 16, 2013.

On June 24, 2014, the Company and Mayne Pharma Ventures Pty Ltd (“Mayne Pharma”), an Australian company and assignee of MPI’s rights, along with Nicholas J. Virca, the Company’s President and Chief Executive Officer (“Virca”), Frank O’Donnell, Jr., M.D., the Company’s Executive Chairman (“O’Donnell”) and HPLLC, consummated a series of related transactions to fulfill the Conditions in a manner mutually acceptable to the Company and Mayne Pharma. In connection therewith, the Company and Mayne Pharma entered into an Amended and Restated Supply and License Agreement as of June 24, 2014 (the “Amended and Restated Supply and License Agreement”) principally to eliminate the Conditions and related early termination rights of Mayne Pharma.

Mayne Pharma Securities Purchase Agreement

On June 24, 2014, the Company and Mayne Pharma entered into the Mayne Purchase Agreement (the “Mayne Purchase Agreement”). Pursuant to the Mayne Purchase Agreement, the Company (i) issued 258,363.280 shares of Series A Preferred Stock (the “Mayne Series A Shares”) and (ii) issued, upon closing of a Purchase Agreement, dated June 24, 2014 (as described further below, the “HPLLC Purchase Agreement”) by and between the Company and HPLLC, a warrant to purchase 10,250,569 shares of Common Stock (the “Mayne Make-Up Warrant”). The Mayne Series A Shares will convert into 87,843,897 shares of Common Stock in August 2014 pursuant to the terms of the Equity Holders Agreement (discussed below) and in accordance with the Amended and Restated Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”). The Mayne Make-Up Warrant has an exercise price of $0.0878 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on June 24, 2019. In conjunction with the execution of the Mayne Purchase Agreement, the Company has expensed, as in-process research and development costs, approximately $1.9 million. The value of the issued stock was calculated by taking approximately 42% of the market capitalization on the date the agreement was entered into to reflect the 42% ownership exchanged for entering into the agreement. The value of the warrant was calculated by using the Black-Scholes valuation model that uses assumptions for expected volatility (104.9%), expected dividends (none), expected term (5 years), and risk-free interest rate (1.7%). Expected volatilities are based on historical volatilities of peer companies. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of the grant for the period of the expected term.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

1.	Corporate overview (continued):

Equity Holders Agreement

On June 24, 2014, in fulfillment of one of the Conditions of the Supply and License Agreement, and as a condition of the Mayne Purchase Agreement and in consideration for Mayne Pharma not exercising its termination right, the Company, Mayne Pharma, HPLLC, O’Donnell and Virca (together, the “Equity Holder Parties”) entered into an Equity Holders Agreement (the “Equity Holders Agreement”). The Equity Holders Agreement governs the rights and obligations of each of the parties as they pertain to the Company’s securities and to the present and future governance of the Company. Pursuant to the Equity Holders Agreement:

•	Mayne Pharma and HPLLC each agreed not to offer, pledge, sell, contract to sell, swap or enter into any other transfer arrangement any of their Company securities until June 24, 2015 (the “Lock-Up Period”) without prior written consent of the other Equity Holder Parties, except for in limited circumstances as described in the Equity Holders Agreement;

•	Mayne Pharma and HPLLC each agreed that on August 14, 2014 (or within 2 business days thereafter) each will convert all of its Series A Preferred Stock into shares of Common Stock at a rate of 1 for 340 shares of Common Stock. All 500,000 shares of Series A Preferred Stock will convert into 170,000,739 shares of Common Stock of the Company;

•	Mayne Pharma, HPLLC, Virca and O’Donnell each agreed that during the Lock-Up Period none of them will own greater than 49.5% of the Common Stock of the Company on a fully-diluted basis (such ownership to include individual and affiliate ownership) and that after the Lock-Up Period and until June 24, 2019, each of the Equity Holder Parties will provide written notice to each of the other Equity Holder Parties if their ownership (together with affiliates) exceeds, or is going to exceed, 49.5%;

•	Mayne Pharma and its affiliates (the “Mayne Pharma Group”) have been granted a right of first refusal to purchase a pro rata share of any new securities issued by the Company, such pro rata share to be determined based upon the number of shares of Common Stock held by Mayne Pharma Group on a fully diluted basis as compared to the number of shares of Common Stock outstanding immediately prior to the offering of the new securities on a fully diluted basis;

•	Mayne Pharma has been granted the right until June 24, 2016 to introduce accredited investors to the Company to participate in a private offering of the Company’s securities (with some exceptions as described in the Equity Holders Agreement). In the event that the Company contemplates a private offering of its securities, such accredited investors introduced by Mayne Pharma to have the right to participate in up to 50% of the private offering;

•	Mayne Pharma has the right to immediately designate one director to the Company’s Board of Directors (the “Board”) and to designate a second director if the size of the Board is increased to seven directors until the earlier to occur of: (i) the date that the Amended and Restated Supply and License Agreement is terminated or expires, or (ii) the date on which the Mayne Pharma Group ceases to own ten percent (10%) or more of the issued and outstanding Common Stock on a fully diluted basis (the “Voting Rights Termination Date”);

•	The Equity Holder Parties agree that if HPLLC fails to satisfy certain performance goals, defaults under the HPLLC Note (as defined and further discussed below), or breaches any provisions of the HPLLC Note then the Company has the right to declare that 17,647 shares of Series A Preferred Stock (or the Common Stock equivalent upon conversion thereof) be forfeited and Mayne Pharma has the right to purchase such forfeited shares; and

•	The Equity Holder Parties agree that if HPLLC defaults under the HPLLC Note or breaches any provisions of the HPLLC Note, then Mayne Pharma has the right to demand the resignation of O’Donnell.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

1.	Corporate overview (continued):

In addition to the foregoing, the Equity Holder Parties also agreed that the Company would seek to meet certain goals for the commercialization of the Product (the “Commercialization Goals”) and certain funding goals for the Company (the “Funding Goals”). In the event that the Company fails to achieve the Commercialization Goals or the Funding Goals, Mayne Pharma has the right to demand the resignation of O’Donnell and/or Virca from their positions with the Company. In the event that O’Donnell or Virca do not submit their resignations in a timely manner, Mayne Pharma can terminate the Amended and Restated Supply and License Agreement. Additionally, if the Commercialization Goals are not achieved, the Company has the right to declare that HPLLC forfeit 17,647 shares of Series A Preferred Stock (or the Common Stock equivalent upon conversion thereof).

If O’Donnell or Virca are required to resign pursuant to the Equity Holders Agreement, then, notwithstanding the Employment Agreement between the Company and Virca or the Executive Chairman Agreement between the Company and O’Donnell, no severance, compensation, consideration or other payment will be due or payable in connection therewith and O’Donnell or Virca, as the case may be, will forfeit all then unvested options, warrants, restricted stock units, or other right to acquire Common Stock (or securities convertible into Common Stock) and will waive any claim to severance pay. Furthermore, upon such resignation or termination, Mayne Pharma will have the right to purchase by written notice to O’Donnell or Virca, as the case may be, all Company securities owned by O’Donnell or Virca, including vested options, vested warrants, vested restricted stock units and the like individually held by O’Donnell and/or Virca or otherwise transferred by either of them, as the case may be, at the fair market value (as such term is defined in the Equity Holders Agreement) as of the date of such resignation or termination.

The Equity Holders Agreement terminates if (i) the Company receives an adjudication of bankruptcy, the Company executes an assignment for the benefit of creditors, a receiver is appointed for the Company or the Company is voluntarily or involuntarily dissolved or (ii) the Company, HPLLC and Mayne Pharma expressly agree in writing. Additionally, certain limited provisions of the Equity Holders Agreement terminate at such time as the Mayne Pharma Group collectively owns less than ten percent (10%) of the Common Stock on a fully diluted basis.

Related Party Debt Forgiveness Agreement

Following the Company’s emergence from bankruptcy in August 2013, certain expenses had been incurred for officer salary, travel, legal and patent expenses. These expenses, totaling $639,768, were paid by HPLLC on behalf of the Company. This debt was forgiven pursuant to a Debt Forgiveness Agreement, dated June 24, 2014 (the “Debt Forgiveness Agreement”), which was entered into by the Company and HPLLC as a condition of closing of the Mayne Purchase Agreement and was accounted for as a capital transaction due to the related party nature of the agreement. Pursuant to the Debt Forgiveness Agreement, HPLLC waived, canceled and forgave payment from the Company of the aforementioned $639,768 of indebtedness previously advanced by HPLLC to the Company in exchange for 2,530,227 shares of Common Stock, 71,636 shares of Series A Preferred Stock (the “Debt Forgiveness Series A Shares”) and a warrant (the “Debt Forgiveness Warrant”) to purchase 10,250,569 shares of Common Stock. The Debt Forgiveness Series A Shares together with Series A Preferred Shares previously issued to HPLLC will convert into 82,156,842 shares of Common Stock in August 2014 pursuant to the terms of the Equity Holders Agreement and in accordance the Certificate of Designation. The Debt Forgiveness Warrant may be exercised by HPLLC at an exercise price of $0.0878 per share at any time, from time to time, prior to the expiration of the Debt Forgiveness Warrant on June 24, 2019.

HPLLC Purchase Agreement

Also on June 24, 2014, the Company and HPLLC entered into the HPLLC Purchase Agreement, pursuant to which the Company sold HPLLC 20,000,000 shares of Common Stock at a purchase price of $0.075 per share for an aggregate purchase price of $1,500,000. HPLLC funded $400,000 of the purchase price prior to June 30, 2014. The remaining $1,100,000 will be funded in monthly installments through December 31, 2014 pursuant to a promissory note (the “HPLLC Note”) issued by HPLLC to the Company on June 24, 2014. Funds received under this transaction are being used by the Company for research and development as well as for general and administrative expenses (note 4).

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

2.	Liquidity and management’s plans:

The Company requires additional financing for its research and development, commercialization and distribution efforts and its working capital and intends to finance these activities primarily through:

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

The Company had cash and cash equivalents of $271,226 as of June 30, 2014.

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

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for the Company in the first quarter of the year ending December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company will evaluate the impact of adoption of the new standard on its financial statements upon commencement of revenue generating activities.

Accounting for Enterprises in Reorganization

Financial Accounting Standards Board (“ FASB”) Accounting Standards Codification (“ASC”) Topic 852—Reorganizations (“ASC Topic 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending March 31, 2011. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the applicable bankruptcy court, even if they may be settled for lesser amounts. In addition, cash flows from reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on January 20, 2011, and segregated those items as outlined above for all reporting periods after such date. The Company officially emerged from bankruptcy on April 17, 2013, followed by the reincorporation merger and contribution of assets by HPLLC, which satisfied the final condition to effectiveness of the Company’s reorganization plan as detailed in Note 1. Accordingly, all pre-petition liabilities had been settled as of December 31, 2013, and there are no further reorganization items requiring recognition in the 2014 statement of operation.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the six months ended June 30, 2014 or 2013.

Supply and License Agreement:

Upon entering into the Amended and Restated Supply and License Agreement with Mayne Pharma, the Company issued 258,363 shares of Series A Preferred Stock and a warrant to purchase 10,250,569 shares of Common Stock to Mayne Pharma. The fair value of the issued Preferred shares and warrants has been accounted for as in-process research and development totaling approximately $1.9 million and is included in research and development expense for the quarter ended June 30, 2014.

4.	Notes Receivable:

Pursuant to the HPLLC Note (as described in note 1), commencing on June 30, 2014 and ending on December 31, 2014, HPLLC must make monthly payments to the Company in accordance with the terms and conditions of that note. The Company has the right, in its sole discretion, to request an advance payment of part or all of the principal of the HPLLC Note from HPLLC. The HPLLC Note bears no interest except upon an event of default in which case interest accrues at 18% per annum. In the event that HPLLC defaults on part or all of the HPLLC Note, the Company has the right to declare by written notice that HPLLC forfeit some or all of the 20,000,000 HPLLC Common Stock shares sold in consideration for the note as well as 17,647 shares of Series A Preferred Stock (or the Common Stock equivalent upon conversion thereof) held by HPLLC. The balance due under the HPLLC Note as of June 30, 2014 was $1,100,000 and is classified as a Common Stock Subscription Receivable in the accompanying 2014 condensed balance sheet.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

5.	Notes Payable:

On August 1, 2013, the Company formalized amounts due to two former employees and a former director of CBI by issuing three non-interest bearing promissory notes. The two employee notes totaling approximately $62,000 were due on November 1, 2013. Interest began accruing at 18% per annum on the unpaid principal on November 1, 2013, in accordance with the specified terms. On January 31, 2014, the Company extended the two former employee notes to March 31, 2014 while adding accrued interest through January 31, 2014 and an additional $3,000 to the principal balance of each. Additional extensions were entered into in May 2014 to extend the maturity to July 12, 2014, which includes additional principal of approximately $9,000 each along with accrued and unpaid interest through May 13, 2014. On July 10, 2014, a partial payment of $57,000 was made by the Company and the maturity was extended to December 31, 2014, with an interest rate of 9% per annum effective July 10, 2014.

The former director non-interest bearing note of approximately $6,000 was due the later of five days following the date on which the Company has raised $1 million, or November 1, 2013. Interest began accruing at a rate of 5% per annum on November 1, 2013 in accordance with the specified terms. The former director note and the related accrued and unpaid interest were paid in full on July 2, 2014.

6.	Stockholders’ Equity:

Employee Stock Plans

Subsequent to June 30, 2014, a 2014 Equity Incentive Plan (“EIP”) was adopted by the Company’s Board of Directors and is currently pending approval by the stockholders of the Company. The 2014 EIP authorizes the issuance of up to 32,583,475 shares of Company common stock. In July 2014, 15,041,738 restricted stock units (“RSUs”) were granted (subject to approval of the EIP by the Company’s stockholders) to the Company’s Chief Executive Officer, Nicholas J. Virca, and shall vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a New Drug Application (“NDA”) by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Virca is actively employed by the Company on the earlier of such date. An additional 1.5 million RSUs were issued to various Board members and officers with the same vesting schedule and subject to the same stockholder approval requirement.

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

Stock-based compensation expense will be determined based on the fair value of the stock-based awards and recognized over the vesting period. No stock-based compensation expense related to employee stock options was recognized for the six months ended June 30, 2014 or 2013. As of June 30, 2014 there was no unamortized stock-based compensation cost related to non-vested stock awards, as all such instruments were canceled upon emergence from bankruptcy. During the six months ended June 30, 2014, no stock options were granted, exercised or forfeited.

Issuance of Restricted Stock

In April 2013, restricted shares were issued to CBI’s CEO, one CBI board member and one former CBI officer for a portion of their approved claims. The number of shares issued, which totaled 3,328,467, was determined by using a per share price equal to the average of the 30 day closing price of Common Stock and was valued at $152,000.

Issuance of Preferred and Common Stock

See note 1 for discussion of Series A Preferred Stock issued to Mayne Pharma for purchased in-process research and development.

See note 1 for discussion of Series A Preferred Stock issued for related party debt forgiveness.

See note 1 for discussion of Common Stock issued for Common Stock subscription.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

6.	Stockholders’ Equity (continued):

Warrants

Pursuant to the Mayne Purchase Agreement (note 1), warrants to purchase 10,250,569 shares of the Company’s common stock at $0.0878 was granted to Mayne Pharma. The warrants will expire on June 24, 2019.

Pursuant to the Debt Forgiveness Agreement (note 1) with HPLLC, warrants to purchase 10,250,569 shares of the Company’s common stock at $0.0878 was granted to HPLLC. The warrants will expire on June 24, 2019.

7.	Legal Proceedings:

Chien Connecticut Case

In October 2012, Andrew Chien (“Chien”), an alleged shareholder of our predecessor, CBI, filed suit in Connecticut state court (later removed to the United States District Court for the District of Connecticut (the “CT District Court”)) against CBI, Dr. Richard J. Freer (a director and officer of CBI) (“Freer”), and the law firm LeClairRyan (the “Chien Connecticut Case”).

In October 2012, the CT District Court in the Chien Connecticut Case entered an Order dismissing Chien’s claims without prejudice on account of CBI’s pending Chapter 11 bankruptcy.

Chien filed various motions in response to the CT District Court’s decision dismissing the claims asserted against Freer and LeClairRyan, including a motion for reconsideration. On Thursday, May 29, 2014, the presiding judge issued several orders. The CT District Court granted Chien’s request that he be allowed to proceed with the fifth and six claims he asserted against CBI in his Complaint, namely (i) a claim for relief entitled “Securities Fraud and Fiduciary Duty Violation against CBI” and (ii) a claim for relief entitled “Fiduciary Duty violation against CBI” (collectively, the “Chien Claims”). A related scheduling order provided that CBI had until June 20, 2014 to answer or otherwise respond to the Complaint. We have retained LeClairRyan to serve as CBI’s counsel in the Chien Connecticut Case. On June 20, 2014, LeClairRyan filed on CBI’s behalf a motion to dismiss seeking a dismissal with prejudice of the Chien Claims. LeClairRyan also filed on CBI’s behalf a motion to stay discovery. On August 5, 2014, the CT District Court granted CBI’s motion to stay discovery. The parties are now awaiting a final decision on CBI’s motion to dismiss.

The Company strongly refutes as without merit the Plaintiff’s claims and will vigorously defend the lawsuit

Chien Virginia Case

In April 2013, Chien filed an adversary proceeding to recover monetary and injunctive relief against CBI and Freer in the United States Bankruptcy Court for the Eastern District of Virginia (the “EDVA Bankruptcy Court”). On June 19, 2013, the EDVA Bankruptcy Court held a hearing on CBI’s and Freer’s motions to strike and / or dismiss Chien’s adversary proceeding Complaint. At the conclusion of the June 19, 2013 hearing the EDVA Bankruptcy Court granted CBI’s and Freer’s motions to strike and / or dismiss and ordered that Chien’s adversary proceeding be dismissed. On July 1, 2013, the EDVA Bankruptcy Court entered a Memorandum Opinion memorializing its decision. Chien perfected an appeal of the EDVA Bankruptcy Court’s decision (the “Bankruptcy Appeal”) to the United States District Court for the Eastern District of Virginia (the “EDVA District Court”). The parties have fully briefed the Bankruptcy Appeal and are now awaiting a decision from the EDVA District Court.

The Company strongly refutes as without merit the Plaintiff’s claims and will vigorously defend the lawsuit

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

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise indicated, the terms “the Company”, “we”, “us”, “our” and similar terminology refer to both, as the context requires, the present activity of HPPI and the historic activity of CBI, as the context requires.

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Chapter 11 Expenses. We recognized $117,324 in Chapter 11 expenses during the three months ended June 30, 2013. There was no such expense during the corresponding period in 2014 as our bankruptcy proceedings concluded 2013. Chapter 11 expenses consist solely of trustee fees and legal fees relating to CBI’s bankruptcy filing.

Research and Development Expenses. We recognized $1,930,482 in research and development expenses during the three months ended June 30, 2014. There was no such expense during the corresponding period in 2013. Research and development expenses include $1,909,860 of purchased in-process research and development related to our supply and license agreement with Mayne Pharma, as well as salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized $185,182 and $286,256 in general and administrative expenses during the three months ended June 30, 2014 and 2013, respectively. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The decrease is primarily a result of the accrual of officer and employee compensation in the prior year. There were no such accruals necessary for the three months ended June 30, 2014.

Interest Expense. We recognized $24,994 in interest expense during the three months ended June 30, 2014, which includes approximately $18,000 in increased interest related to the former employee notes resulting from extensions of such notes. There was no such expense during the corresponding period in 2013. Interest expense consists of interest accrued on notes payable.

Gain on Reorganization. We recognized $166,676 in gain on reorganization during the three months ended June 30, 2013. There was no such gain during the corresponding period in 2014. Gain on reorganization is associated with the final payments under the Chapter 11 reorganization plan.

Other Expense. We recognized $30,000 in other expense during the three months ended June 30, 2013. There was no such expense during the corresponding period in 2014. Other expense consists of fees paid under the terms of the approved CBI bankruptcy plan.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Chapter 11 Expenses. We recognized $117,324 in Chapter 11 expenses during the six months ended June 30, 2013. There was no such expense during the corresponding period in 2014 as our bankruptcy proceedings concluded 2013. Chapter 11 expenses consist solely of trustee fees and legal fees relating to CBI’s bankruptcy filing.

Research and Development Expenses. We recognized $1,955,807 in research and development expenses during the six months ended June 30, 2014. There was no such expense during the corresponding period in 2013. Research and development expenses include $1,909,860 of purchased in-process research and development related to our supply and license agreement with Mayne Pharma, as well as salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized $346,787 and $376,800 in general and administrative expenses during the six months ended June 30, 2014 and 2013, respectively. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. This decrease is primarily a result of the accrual of officer and employee compensation in the prior year. There were no such accruals necessary for the six months ended June 30, 2014.

Interest Expense. We recognized $34,552 in interest expense during the six months ended June 30, 2014 which includes approximately $24,666 in increased interest related to the former employee notes resulting from extensions of such notes. There was no such expense during the corresponding period in 2013.

Gain on Reorganization. We recognized $166,676 in gain on reorganization during the six months ended June 30, 2013. There was no such gain during the corresponding period in 2014. Gain on reorganization is associated with the final payments under the Chapter 11 reorganization plan.

Liquidity and Capital Resources

We currently have approximately $270,000 on hand and commitments in the form of a note receivable for an additional $1,100,000 of capital from HPLLC.

We will require additional financing in the near term in order to progress our business plan, and our failure to raise such funds could lead to the failure of our business in the near term. It is highly unlikely that any funds required during the next twelve months or thereafter can be generated from our operations. Moreover, there can be no assurances given that additional funds will be available from external sources, such as debt or equity financing or other potential sources on commercially acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of June 30, 2014 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$102,420	$102,420	$—	$—	$—
Employment agreements	576,475	193,200	383,275

Total contractual cash obligations	$678,895	$295,620	$383,275	$—	$—

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chien Connecticut Case

In October 2012, Andrew Chien (“Chien”), an alleged shareholder of the Company when it operated as CBI, filed suit in Connecticut state court (later removed to the United States District Court for the District of Connecticut (the “CT District Court”)) against CBI, Dr. Richard J. Freer (a director and officer of CBI) (“Freer”), and the law firm LeClairRyan (the “Chien Connecticut Case”).

In October 2012, the CT District Court in the Chien Connecticut Case entered an Order dismissing Chien’s claims without prejudice on account of CBI’s pending Chapter 11 bankruptcy.

Chien filed various motions in response to the CT District Court’s decision dismissing the claims asserted against Freer and LeClairRyan, including a motion for reconsideration. On Thursday, May 29, 2014, the presiding judge issued several orders. The CT District Court granted Chien’s request that he be allowed to proceed with the fifth and six claims he asserted against CBI in his Complaint, namely (i) a claim for relief entitled “Securities Fraud and Fiduciary Duty Violation against CBI” and (ii) a claim for relief entitled “Fiduciary Duty violation against CBI” (collectively, the “Chien Claims”). A related scheduling order provided that CBI had until June 20, 2014 to answer or otherwise respond to the Complaint. HPPI has retained LeClairRyan to serve as CBI’s counsel in the Chien Connecticut Case. On June 20, 2014, LeClairRyan filed on CBI’s behalf a motion to dismiss seeking a dismissal with prejudice of the Chien Claims. LeClairRyan also filed on CBI’s behalf a motion to stay discovery. On August 5, 2014, the CT District Court granted CBI’s motion to stay discovery. The parties are now awaiting a final decision on CBI’s motion to dismiss.

We strongly refute as without merit the Plaintiff’s claims and will vigorously defend the lawsuit

Chien Virginia Case

In April 2013, Chien filed an adversary proceeding to recover monetary and injunctive relief against CBI and Freer in the United States Bankruptcy Court for the Eastern District of Virginia (the “EDVA Bankruptcy Court”). On June 19, 2013, the EDVA Bankruptcy Court held a hearing on CBI’s and Freer’s motions to strike and / or dismiss Chien’s adversary proceeding Complaint. At the conclusion of the June 19, 2013 hearing the EDVA Bankruptcy Court granted CBI’s and Freer’s motions to strike and / or dismiss and ordered that Chien’s adversary proceeding be dismissed. On July 1, 2013, the EDVA Bankruptcy Court entered a Memorandum Opinion memorializing its decision. Chien perfected an appeal of the EDVA Bankruptcy Court’s decision (the “Bankruptcy Appeal”) to the United States District Court for the Eastern District of Virginia (the “EDVA District Court”). The parties have fully briefed the Bankruptcy Appeal and are now awaiting a decision from the EDVA District Court.

We strongly refute as without merit the Plaintiff’s claims and will vigorously defend the lawsuit

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

See Current Report on Form 8-K, dated June 30, 2014.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

Number	Description

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: August 13, 2014	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1