Form 10-K
period 2014-12-31
HedgePath Pharmaceuticals, Inc.
filed 2015-02-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $1,776,288 based on the closing sale price of the company’s common stock on such date of $0.10 per share, as reported by the OTC Markets Group, Inc.

As of February 13, 2015, there were 211,419,937 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2014

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	our lack of operating history;

•	our current lack of the capital resources needed to progress our business plan;

•	Acceptance of our business model ((namely the repurposing of the drug itraconazole (currently approved as an anti-fungal agent) for the treatment of cancer)) by investors and potential commercial collaborators;

•	our current and future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our patents and other intellectual property;

•	our ability to internally develop new inventions and intellectual property;

•	our ability to retain key executive members; and

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

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

Overview

Our Business

We are a biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. Our preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market. Our proposed therapy is based upon the use of a patented formulation of the currently marketed anti-fungal drug itraconazole known as SUBATM-Itraconazole.

Following a meeting between our management and representatives of the United States Food and Drug Administration (or FDA) in August 2014, we submitted an Investigational New Drug (or IND) application in November 2014 for the use of our product candidate to treat basal cell carcinoma in patients with Gorlin Syndrome, a genetic disease also known as Basal Cell Carcinoma Nevus Syndrome, which, among other conditions, causes the chronic formation of basal cell tumors. Our IND application was cleared by the FDA   in  December 2014,  and   as such, we  expect   to  commence  patient   recruiting  during   the  first   quarter  of  2015  for  a Phase II(b) clinical trial studying the safety and efficacy of the SUBA-Itraconazole formulation to determine how well it reduces basal cell carcinoma tumor burden in patents with Gorlin Syndrome. We expect to report results during the second half of 2015 in patients who continue treatment under our open-label protocol. Thereafter, we intend going forward to file individualized clinical trial protocols to expand the study of SUBA-Itraconazole for additional target cancer indications.

We have developed, licensed and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole and have applied for patents to cover our inventions. We have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and significant shareholder Mayne Pharma Ventures Pty Ltd. and its affiliates (which we refer to herein as Mayne Pharma) under a Supply and License Agreement, originally dated September 3, 2013 and most recently amended and restated on June 24, 2014. We refer to this agreement herein as the Supply and License Agreement. Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being our licensor and supply partner, under the Supply and License Agreement and related agreements, Mayne Pharma holds a significant minority equity stake in our company and holds important rights with respect to our company, such as the right to appoint a member to our Board of Directors. In addition, we expect to obtain a sublicense from Mayne Pharma to rights for certain patents regarding the use of itraconazole as a cancer treatment.

“SUBATM technology” (which stands for “super bioavailability”) is designed to improve the bioavailability of orally administered drugs that are poorly soluble. In studies conducted by Mayne Pharma relating to SUBA-Itraconazole’s anti-fungal application, SUBA-Itraconazole has demonstrated improved absorption and significantly reduced variability compared to the branded and generic forms of itraconazole in human studies. We believe this technology is well-suited for the exploration of the potential anti-cancer effects of itraconazole.

Based on existing scientific (including in vitro, animal and human studies) data, we believe that itraconazole affects the Hedgehog signaling pathway in cells, a major regulator of many fundamental cellular processes, which will in turn impact the development and growth of certain cancers. Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of on-going research. These anti-cancer effects have been demonstrated in various animal models and subsequently in human studies conducted by clinicians and investigators at leading research institutions over the last few years, all of which are the basis of our interest in the clinical development of itraconazole for treatment of human cancers.

Our regulatory strategy is driven by the so called 505(b)(2) regulatory pathway, under which a drug (in our case, itraconazole) that has already been approved for use in humans in the United States by the FDA is developed for one or more new medical indications (in our case, as an anti-cancer agent). Due to the history of safe and efficacious use of itraconazole in humans for anti-fungal applications, we believe the 505(b)(2) pathway will be available to us, which may create the potential for significantly reducing the risk and time to achieve FDA approval of our cancer therapy.

Pre-Bankruptcy and Emergence from Bankruptcy

Our predecessor, Commonwealth Biotechnologies, Inc. (which we refer to as CBI), was founded as a Virginia corporation in 1992, and completed an initial public offering in October 1997. Its business model was providing, on a contract basis, specialized life sciences services to the pharmaceutical and biotechnology sector.

On January 20, 2011, CBI filed a voluntary petition in the Bankruptcy Court for the Eastern District of Virginia seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (or the Bankruptcy Code). The Chapter 11 case was captioned In re Commonwealth Biotechnologies, Inc., Case No. 11-30381-KRH. On January 4, 2013, CBI filed an Amended Plan of Reorganization (or the Plan) with the Bankruptcy Court. The Plan was approved by a vote of creditors and CBI stockholders on March 21, 2013. Hedgepath, LLC, a Florida limited liability company and a significant stockholder of our company of which our current Executive Chairman acts as manager, was the winning bidder for CBI (which is sometimes referred to herein as HPPI in its capacity as the reorganized company, after giving effect to the consummation of the transactions contemplated by the reincorporation merger and acquisition described below). CBI received an auction fee of $30,000 from Hedgepath, LLC in addition to an agreement to contribute certain assets related to our current business of commercializing innovative therapeutics for patients with cancer using the approved pharmaceutical itraconazole (which we refer to as the Itra Business Opportunity), as further described below.

On March 29, 2013, the Bankruptcy Court entered an order confirming the Plan pursuant to Chapter 11 of the Bankruptcy Code, and on April 17, 2013, CBI issued a press release announcing the effectiveness of such confirmation order.

Under the terms of the Plan, and pursuant to a Contribution Agreement, dated August 13, 2013, Hedgepath, LLC contributed and assigned to HPPI certain assets relating to the Itra Business Opportunity, as the reorganized debtor, in exchange for 90% of fully diluted voting equity in HPPI (in the form of newly issued Series A Preferred Stock) on the date of issuance, with the prior stockholders of CBI retaining approximately 10% voting equity in HPPI, represented by 100% of HPPI’s issued and outstanding shares of Common Stock. As the elements of the Plan have been implemented (including the payment in full of all company creditors), HPPI formally closed CBI’s bankruptcy case on September 20, 2013.

The assets contributed to our company by Hedgepath, LLC related to the Itra Business Opportunity consisted of the following:

(i)	U.S. Provisional Patent Application 61-813,122, “Prostate-Specific Antigen as Biomarker for Hedgehog Pathway Inhibitor Treatment and Prognostic Monitoring of Prostate Cancer” (previously assigned to Hedgepath, LLC by Dr. Frank E. O’Donnell, Jr. (our current executive chairman) and Nicholas J. Virca (our current president and chief executive officer), as inventors);

(ii)	U.S. Provisional Patent Application 61-813,823, “Treatment and Prognostic Monitoring of Cancer Using Hedgehog Pathway Inhibitors” (previously assigned to Hedgepath, LLC by Dr. Frank E. O’Donnell, Jr. and Nicholas J. Virca, as inventors);

(iii)	Assignment of Patents, dated November 1, 2012, by Dr. Frank E. O’Donnell, Jr. in favor of Hedgepath, LLC;

(iv)	Assignment of Patents, dated November 1, 2012, by Nicholas J. Virca in favor of Hedgepath, LLC;

(v)	Consulting Agreement, dated and effective as of September 1, 2012, by and between HPPI (as successor to Hedgepath, LLC) and Emmanuel Antonarakis, MD (“Antonarakis”).

(vi)	Confidentiality and Intellectual Property Assignment Agreement, dated and effective September 1, 2012, between Antonarakis and HPPI (as successor to Hedgepath, LLC), which includes all intellectual property, know-how and other assets assigned to Hedgepath, LLC by Antonarakis under such agreement.

(vii)	Consulting Agreement, effective as of April 11, 2013, by and between Hedgepath, LLC and Arianne Consulting, Inc. (“Arianne”); and

(viii)	Confidentiality and Intellectual Property Assignment Agreement, dated and effective April 11, 2013, between Arianne and Hedgepath, LLC , which includes all intellectual property, know-how and other assets assigned to Hedgepath, LLC by Arianne under such agreement.

The Contribution Agreement was entered into to carry out the purposes and intent of the Plan filed by CBI and confirmed by the Bankruptcy Court in connection with the Chapter 11 case.

As part of the Contribution Agreement, we have agreed to issue to a third party service provider a number of restricted shares of our Common Stock to be determined based on the valuation of the shares to be issued to purchasers in connection with our planned $5 million offering of securities as described in the Plan in payment for a $52,500 claim. Such shares of Common Stock are to be issued to such service provider within five (5) business days of the final determination of such valuation (as memorialized in the final transaction documentation for such offering).

On August 12, 2013, CBI consummated a short-form reincorporation merger with and into HPPI, its wholly-owned Delaware subsidiary, pursuant to which CBI changed its name to “HedgePath Pharmaceuticals, Inc.” and became reincorporated as a Delaware corporation.

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

We believe that the targeted inhibition of Hedgehog signaling may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, GDC-0449 (vismodegib, developed by Genentech, Inc., a subsidiary of Roche), is the first Hedgehog inhibitor based-therapy that has been approved for treatment of advanced stages of basal cell carcinoma by the U.S. Food and Drug Administration.

Repurposing Itraconazole for Treating Cancer

We are implementing clinical and regulatory plans to enable the repurposing of itraconazole, via the use of the new formulation of SUBA-Itraconazole oral capsules, for the treatment of a variety of cancers. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States. Initial target applications include therapies for skin, lung and prostate cancers, among others.

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently in human studies over the last few years, all of which are the basis of our interest in the clinical development of SUBA-Itraconazole for treatment of human cancers.

We believe that our development of SUBA-Itraconazole as an anti-cancer therapy may lead to its use as an inhibitor of the Hedgehog pathway, thereby retarding the progression of cancer.

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

We believe that the use of SUBA-Itraconazole to treat each of our target cancer patient populations has the potential to benefit from various FDA programs designed to expedite the approval process.

Basal Cell Carcinoma

SUBA-Itraconazole may offer a significant alternative therapy to Genentech’s drug, vismodegib, for treatment of basal cell carcinoma (known as BCC). Vismodegib is the first FDA-approved Hedgehog inhibitor based-therapy, yet has many reported toxicities and is associated with serious side effects that result in suspension of chronic dosing. As a result, basal cell tumors reoccur and patients are faced with the choice of returning to vismodegib therapy or, if possible, surgical alternatives. The SUBA-Itraconazole formulation of itraconazole may prove to be a more acceptable therapy for a larger number of patients or considered as a therapy which could easily be alternated with vismodegib, especially for patients who cannot endure vismodegib side-effects for extended periods or treatment. Additionally, recent reports indicate that vismodegib has led to resistance in some BCC patients, so use of SUBA-Itraconazole as an alternative therapy in this sub-population of patients could prove to be very useful for long term oral drug therapy. SUBA-Itraconazole treatment of patients with Gorlin Syndrome (a genetic disease which causes chronic BCC tumors) may qualify for orphan drug status, an FDA designation that expedites review of drugs for the treatment of diseases that have relatively small patient populations.

Lung Cancer

Patients with advanced non-squamous non-small cell lung cancer (most often caused by cigarette smoking) have few options when considering therapies to extend survival. With a median survival of only 8-10 months while on approved chemotherapy regimens, we believe that new therapies are needed. We believe that the pre-clinical data and recently reported human data on the use of itraconazole in conjunction with chemotherapy reflects positively on the use of itraconazole as an anti-cancer therapy for this form of lung cancer. If these data prove to be applicable to human treatment by improving survival, while dosing SUBA-Itraconazole in combination with first-line chemotherapy therapy (the combination of chemotherapy drugs Pemetrexed and Cisplatin), the treatment may qualify for one or more FDA accelerated programs, such as a breakthrough therapy or fast track status.

Prostate Cancer

Itraconazole has already been tested as a treatment for men with metastatic castrate resistant prostate cancer in a multi-institutional Phase II trial led by Johns Hopkins University and completed in 2011 and published in 2013, which showed that, at a specified dose, there was a significant correlation to slowing the progression of cancer and extending survival. Based on those encouraging results in metastatic disease, we are planning to test SUBA- Itraconazole in high-risk men with non-metastatic prostate cancer (who are castrate resistant, either based upon drug therapy or surgery) to study the effect of itraconazole therapy in delaying metastases. There is no currently approved drug therapy for these patients and yet they are treated with drugs designed for metastatic disease on an “off-label” basis. We believe this is a significant opportunity for us since we are offering a non-toxic, non-androgen dependent small molecule therapy to a very large population of patients. Therapy with SUBA-Itraconazole may offer great promise for delaying the use of, and associated side-effects due to, those Androgen Deprivation Therapy (ADT) Drugs which are formulated to lower testosterone levels but are intended for metastatic disease treatment.

Our Potential Market

The following table depicts our current estimate of the total available market opportunity for our proposed anti-cancer therapies based upon independent market research, scientific and industry publications and management’s knowledge of the U.S. oncology market. Our estimates (including estimated product pricing) are based on current assumptions and are subject to change.

HedgePath Pharmaceuticals, Inc. – Summary U.S. Market Opportunity

Cancer	Therapy Indication	Potential for SUBA-Itraconazole	Target Patient Population	U.S. Total Available Market
Skin(1)

Patients with BCC (basal cell carcinoma) lesions

First indication: BCC tumors in Gorlin Syndrome Patients requiring surgery

Follow-on Indication: Patients with BCC facial lesions pending MOHs or other surgical procedures

		Less toxic therapy than vismodegib for Gorlin Patients to delay surgeries; low toxicity therapy to delay or minimize surgical intervention for facial BCC tumors	10,000 Gorlin patients needing chronic BCC therapy; 65,000 BCC patients pending surgical treatment for facial tumors that require excision and potential plastic surgery	$300M for Gorlin patients and $600M for patients with BCC facial lesions requiring surgery based upon HedgePath estimates of ~ $4K-$5K monthly cost of therapy for target populations

Cancer	Therapy Indication	Potential for SUBA-Itraconazole	Target Patient Population	U.S. Total Available Market
Lung(2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Cisplatin/Pemetrexed IV Therapy	Improve the current median 8-10 month survival achieved with best supportive care	56,000 men and women with late-stage disease on chemotherapy treatment	$1.7 B based on HedgePath estimates of ~ $4K-$5K monthly cost of therapy

Prostate(3)	Patients with non metastatic castrate resistant prostate cancer (NMCRPC) and rising PSA levels on “off-label” androgen deprivation therapy (ADT)	Delay the progression to metastatic disease while preventing or reducing the use of ADT and its associated side-effects	45,000 high-risk men with prostate cancer which may lead to metastases of the bone	$1.5B based on HedgePath estimates of ~ $4K-$5K monthly cost of therapy

References:

(1)	J Am Academy Dermatology, 2006; Skin Cancer Foundation, 2009; International Medicine News, 2011; Seeking Alpha, 2012; BCCNS Support Organization 2014
(2)	STATS MGU, 2009; Global Industry Analysts, 2010; BMC Health Services, 2011; World Health Organization, 2011; Cost of Treating Lung Cancer, 2012; National Center for Biotechnology Information, 2012
(3)	J. Urology, 2003; Oncology, 2004; J. Clinical Oncology, 2011; Medscape, 2012; Landes Bioscience, 2012

Our Strategy

Our goal is to be a leader in the development and commercialization of SUBA-Itraconazole-based therapeutics for the treatment of cancer patients. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

•	Rapidly Advance the Clinical Development of Our Therapies. With the history of safe use of itraconazole in humans for anti-fungal indications, we bypassed each of the required pre-clinical animal studies for toxicity and Phase I human trials to establish safety, and therefore are able to move directly into Phase II human trials. We filed an IND to test SUBA-Itraconazole for the treatment of basal cell carcinoma in patients with Gorlin Syndrome, and the IND was cleared by FDA for human testing as of late December 2014. As a result, we will begin recruiting patients for a Phase II(b) trial during the first quarter of 2015. Thereafter we intend to file individualized clinical protocols to expand the study of SUBA-Itraconazole for additional target cancer indications.

•	Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include breakthrough therapy designation, fast track designation, accelerated approval, and priority review. We believe that SUBA-Itraconazole for the treatment of cancer may qualify for one of these designations, which could help expedite the regulatory review process.

•	Commercialize and Market with Exclusivity. We are currently preparing for the clinical testing of SUBA-Itraconazole for treatment of basal cell carcinoma in an initial Phase II(b) trial for patients with Gorlin Syndrome, in order to later seek FDA approval based upon its efficacy for this new indication. We have developed specific clinical trial designs to address different forms of cancer in order to pursue New Drug Application (or NDA) approvals for multiple indications. Further, we believe SUBA-Itraconazole can be commercialized in a way that maximizes benefits for cancer patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

We intend to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product to augment their product profile in the treatment of cancers;

•	receiving government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies; and

•	securing proceeds from public and private financings and other strategic transactions.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimates that in 2013 there were approximately 1.6 million new cases of cancer and approximately 580,000 deaths from cancer in the United States.

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

The Itraconazole Approach to Treating Cancer

We are focusing our developments on Hedgehog pathway inhibitor therapeutics for patients with certain cancers, including skin, lung and prostate cancers. Our initial product candidate is a new formulation of itraconazole, which is based upon new drug delivery technology that enhances its bioavailabilty. Previous formulations of itraconazole have exhibited anti-cancer properties in human trials and therefore, based on pre-clinical research regarding specific indicators of Hedgehog pathway inhibition, we believe have compelling evidence of being potential Hedgehog inhibitors for treatment of cancer in humans. We have obtained exclusive U.S. rights to use and develop SUBA-Itraconazole, a patented, more bioavailable formulation of the currently marketed drug itraconazole, which we have licensed from Mayne Pharma through an exclusive Supply and License Agreement.

Background of Itraconazole. Itraconazole is FDA approved for and used to treat serious fungal or yeast infections. This medicine works by killing the fungus or yeast and preventing its growth. Itraconazole is a prescription based medication, available as an IV solution, oral liquid, capsule or tablet.

Cancer and Hedgehog Inhibitors. The Hedgehog (also known as Hh) proteins comprise a group of secreted proteins that regulate cell growth, differentiation and survival. They are involved in organogenesis (the formation of organs), and have been shown to promote adult stem cell proliferation. Inappropriate activation of the Hh signaling pathway has been implicated in the development of several types of cancers including prostate, lung, pancreas, breast, brain and skin. Hedgehog pathway inhibitors are a relatively new class of therapeutic agents that act by targeting the proteins involved in the regulation of the Hh pathway. Many of these newly discovered inhibitors are currently undergoing preclinical testing and some have entered clinical studies as anti-cancer agents for a variety of cancers. Vismodegib was approved for treatment of locally advanced and metastatic basal cell carcinoma in early 2012.

Similarly, itraconazole has also been shown to suppress growth of brain tumors in animal models. It has also been shown to have anti-cancer effects in basal cell carcinoma, lung cancer and prostate cancer in human clinical trials. Itraconazole acts as a SMO (a protein receptor of the Hh pathway) antagonist (blocker), in a manner distinct from its anti-fungal activity which targets a compound found in fungi and yeast known as ergosterol (a steroid found in the cell walls of fungi and yeast that functions in a fashion similar to cholesterol in humans) as well as having anti-angiogenic properties.

Intellectual Property

We strive to protect the intellectual property that we believe will be important to our business, including seeking our own patent protection (or seeking licenses to patents) intended to cover the composition of matter of our product candidate, its methods of use, related technology and other inventions that are important to our business. We have acquired from Hedgepath, LLC the following two provisional patents related to Hedgehog pathway inhibitors via an assignment of patents underlying these provisional patents from each Dr. Frank E. O’Donnell, Jr. our executive chairman and director, and Nicholas J. Virca, our president, chief executive officer:

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

We also license the U.S. rights to SUBA-Itraconazole from Mayne Pharma as described below, and we will also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our viability as a company (including our ability to test, develop and ultimately commercialize SUBA-Itraconazole for the treatment of cancer) will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, methods, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also will rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of anti-cancer therapy.

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

Manufacturing and Product Supply and Relationship with Mayne Pharma

We are in the early stages of development and thus we do not have any production facilities or manufacturing personnel. We currently have a Supply and License Agreement in place with Mayne Pharma for the patented formulation of itraconazole, SUBA-Itraconazole. The agreement provides for the supply to HPPI of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by HPPI in its anticipated clinical trials, including the pending trial for basal cell carcinoma in patients with Gorlin Syndrome which has been cleared by FDA in December 2014 to begin during 2015, and for the future exclusive commercial supply following FDA approvals, if obtained.

Pursuant to the Supply and License Agreement, which was originally entered into on September 3, 2013 and most recently amended and restated on June 24, 2014, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being skin, lung and prostate cancers) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (or JDC) with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. The Supply and License Agreement may be terminated by Mayne Pharma if we fail to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by March 31, 2017, if we breach any provision of our June 2014 Equity Holders Agreement or Securities Purchase Agreement with Mayne Pharma (as further described in the “Certain Relationships and Related Transactions” section of this document), if we materially breach the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

Pursuant to the Supply and License Agreement, we will develop and exploit SUBA-Itraconazole through a development plan which will be authorized by the JDC and updated as necessary. We cannot make changes to the development plan without Mayne Pharma’s consent. The license granted to us under the Supply and License Agreement may only be assigned or sub-licensed with the prior approval of Mayne Pharma. In addition, in support of the exclusive nature of the Supply and License Agreement, during the term, Mayne Pharma is prohibited from directly or indirectly importing, promoting, marketing, distributing or selling SUBA-Itraconazole for the treatment of cancer in the United States. If any other form of the SUBA-Itraconazole manufactured by Mayne Pharma is sold as a result of any non-promoted use, we shall be entitled to a royalty on such non-promoted sales. Further, during the term of and for a period following the term of the Supply and License Agreement, we may not develop products that are competitive with SUBA-Itraconazole for the treatment of cancer. Under the Supply and License Agreement, we are responsible for obtaining all of our requirements for SUBA-Itraconazole from Mayne Pharma, including for use in clinical trials, importation, promotion, marketing, sale and distribution in the United States. We and Mayne Pharma have established certain minimum floor prices that we must pay per unit of SUBA-Itraconazole and minimum order quantities for SUBA-Itraconazole. In addition, the agreement provides for certain annual minimum order quantities for SUBA-Itraconazole, and, if such quantities are not met, we must pay the shortfall or Mayne Pharma may terminate the agreement. In addition, we expect to gain access via sublicense to certain patents relating to itraconazole as a cancer treatment.

On June 24, 2014, we and Mayne Pharma, along with Nicholas J. Virca, our President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., our Executive Chairman, and Hedgepath, LLC, a Florida limited liability company and the then majority stockholder of our company which is controlled by Black Robe Capital LLC, of which Dr. O’Donnell is the manager, consummated a series of related transactions to fulfill certain conditions of the Supply and License Agreement. In connection therewith, we and Mayne Pharma entered into an Amended and Restated Supply and License Agreement. In addition, on June 24, 2014, in fulfillment of one of the conditions under the Supply and License Agreement, we entered into a Securities Purchase Agreement with Mayne Pharma (which we refer to as the Mayne Purchase Agreement). Pursuant to the terms of the Mayne Purchase Agreement, we issued to Mayne Pharma (i) 258,363.280 shares of our Series A Preferred Stock, and (ii) a warrant to purchase 10,250,569 shares of our common stock. The shares of Series A Preferred Stock converted into 87,843,897 shares of common stock on August 14, 2014. Such warrant has an exercise price of $0.0878 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on June 24, 2019. As a result of the Mayne Purchase Agreement, Mayne Pharma owns approximately 38% of our equity securities on a fully diluted basis. See “Certain Relationships and Related Transactions” for further information. In addition, we entered into an Equity Holders Agreement with Mayne Pharma which is discussed further in “Certain Relationships and Related Transactions”.

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

The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy:

Names	Company	Description	Status
Taxotere®docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics

Jevtana®cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010

Provenge®sipuleucel-T	Dendreon	Immunotherapy for asymptomatic MCRPC	Approved 2010

Zytiga®aberaterone	Janssen Biotech	Androgen synthesis inhibitor for MCRPC	Approved 2011

Xtandi®enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012

Erivedge®vismodegib	Roche Genentech	Hedgehog inhibitor for advanced BCC and Gorlin Syndrome	Approved 2012

LDE225 - erismodegib	Novartis	Hedgehog inhibitor for advanced BCC and Gorlin Syndrome	Late stage clinical trials

Names	Company	Description	Status
Avastin®bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Gemzar® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996

Trexall® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984

Tarceva®erlotinib		Epidermal growth factor inhibitor treatment for NSCLC - maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013

Xalkori®crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011

Gilotrif®afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013

Zykadia® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014

Abbreviations: MCRPC (metastatic castrate resistant prostate cancer), NSCLC (non-small cell lung cancer), BCC (basal cell carcinoma), EGFR (epidermal growth factor receptor).

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

We have successfully avoided pre-clinical studies or any Phase I studies to demonstrate safety based on the fact that itraconazole has an established history of safe and effective use in humans for anti-fungal indications based upon the fact that human data are already available and published regarding use of itraconazole in humans for anti-cancer indications, such as basal cell carcinoma, lung cancer and prostate cancer, at the Phase II level and the December 2014 clearance of our IND for human testing in a Phase II(b) clinical trial scheduled for 2015.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. As mentioned previously, we are moving directly into Phase II trials with SUBA-Itraconazole for our targeted anti-cancer indications based upon the previous, well-established safety profile of itraconazole use in humans for treatment of anti-fungal indications and based upon the previous human data regarding the use of itraconazole for anti-cancer indications such as basal cell carcinoma, lung cancer and prostate cancer and the IND clearance by FDA which occurred in December 2014.

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

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. We have begun the process to seek orphan drug designation and exclusivity for our product candidate to include treatment of basal cell carcinoma in patients with Gorlin syndrome and may, in the future, apply for orphan drug indication for stage IV non-squamous, non-small cell lung cancer.

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

Employees

As of February 13, 2015, we have 3 full-time employees and 1 part-time employee. One is involved in our clinical development program and operations and three handle our administration and accounting. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We currently have contracted a regulatory consultant, a Contract Research Organization to spearhead our efforts on clinical development and an Investor Relations (IR) firm related to our funding activities. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

Risks Relating to Our Business

We are a pre-revenue biopharmaceutical company and are thus subject to the risks associated with new businesses in that industry.

We emerged from bankruptcy in August 2013, and the business opportunity we acquired in connection with our reorganization (the development of itraconazole anti-cancer therapies) is a new business opportunity. As such, we are an early stage biopharmaceutical company with no history of revenue-generating operations, and our only assets consist of the intellectual property and related assets contributed to us by our stockholder Hedgepath, LLC on August 13, 2013, in connection with our emergence from bankruptcy. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the development of pharmaceuticals. We still must establish and implement many important functions necessary to operate a business, including the clinical development of our product candidate, acquiring additional intellectual property rights related to itraconazole beyond our exclusive Supply and License Agreement with Mayne Pharma for SUBA-Itraconazole, establishing our managerial and administrative structure and implementing financial systems and controls.

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

In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be able to reach such point of transaction or make such a transition, which would have a material adverse effect on our company.

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

Moreover, Hedgepath, LLC, from whom we acquired the itraconazole business opportunity as part of our plan of bankruptcy reorganization, was only formed in late 2011 and thus itself has a limited operating history. Our operations are presently limited to planning for clinical trials, arranging for the raising of capital, developing our technology and identifying potential commercial partners. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for product commercialization. Consequently, any predictions you make about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

We are highly dependent on our collaboration with Mayne Pharma, and the loss of this collaboration would materially impair our business plan and viability.

Under our Supply and License Agreement with Mayne Pharma, we have secured exclusive rights to commercialize SUBA-Itraconazole for the treatment of patients with cancer via oral administration in the United States and we anticipate sublicensing from Mayne other patent rights it intends to secure relating to the treatment of cancer using itraconazole. Mayne Pharma is our sole source supplier of SUBA-Itraconazole, and under such agreement, we must obtain all required supply of SUBA-Itraconazole capsules for our clinical trials and commercialization of the product from Mayne Pharma, except in the limited circumstance where Mayne Pharma has established a secondary supplier and is unable to supply the product. As such, this agreement and our collaboration with Mayne Pharma are critical to our business. In the event that the Mayne Pharma Supply and License Agreement is terminated or Mayne Pharma is unable to supply the product, we will lose the ability to commercialize SUBA-Itraconazole, and our business prospects would be materially damaged. Moreover, if we fail to achieve certain commercialization goals or the funding goals under our agreements with Mayne Pharma, Mayne Pharma has the right to demand the resignation of Nicholas J. Virca, our President and Chief Executive Officer, and Frank E. O’Donnell, Jr., our Executive Chairman, from their positions with our company. In the event that Mr. Virca or Dr. O’Donnell do not submit their resignations in a timely manner, Mayne can terminate the Supply and License Agreement, the loss of which would seriously impair our viability and could lead to the loss of your investment. In addition, Mayne Pharma has the right to terminate the Supply and License Agreement with us if, among other things, we breach any provision of our June 2014 Equity Holders Agreement or Purchase Agreement with Mayne Pharma.

The right of Mayne Pharma to participate in future financings of ours could impair our ability to raise capital.

Pursuant to our Equity Holders Agreement (as described in further detail in the section entitled “Certain Relationships and Related Party Transactions”), Mayne Pharma and its affiliates have been granted a right of first refusal to purchase a pro rata share of any new securities issued by us, which pro rata share would be determined based upon the number of shares of our common stock held by Mayne Pharma and its affiliates on a fully diluted basis as compared to the number of shares of common stock outstanding immediately prior to the offering of the new securities on a fully diluted basis. The existence of such right of participation, or the exercise of such rights, may deter potential investors from providing us needed financing, or may deter investment banks from working with us, which would have a material adverse effect on our ability to finance our company.

The right of Mayne Pharma to introduce accredited investors to us to participate in a private offering of our securities could impair our ability to raise capital.

Under our June 2014 Equity Holders Agreement, Mayne Pharma has been granted the right until June 24, 2016 to introduce accredited investors to us to participate in up to 50% of any private offering of our securities (subject to certain exceptions as described in the Equity Holders Agreement). The existence of such right, or the exercise of such rights, may deter potential private investors from providing us needed financing, or may deter investment banks or other placement agents from working with us, which would have a material adverse effect on our ability to finance our company.

Mayne Pharma may exert significant influence over our business and affairs, and the corporate governance rights afforded to Mayne Pharma under the Equity Holders Agreement may adversely affect the management of our company.

Mayne Pharma currently beneficially owns approximately 44.3% of our common stock including warrants to purchase 10,250,569 shares of our common stock. Under the terms of our Equity Holders Agreement, Mayne Pharma has the right to purchase any shares of common stock being transferred or sold by the individual account of our current President and Chief Executive Officer and Executive Chairman. In addition to Mayne Pharma’s current common stock ownership, Mayne Pharma also has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer and Executive Chairman (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors). Mayne Pharma’s significant ownership of our common stock plus the existence of these additional rights will for the foreseeable future enable Mayne Pharma to exert influence over our company and matters requiring stockholder approval including the election of directors, financing activities or a merger or sale of our assets. Additionally, these rights may limit the ability of our Board of Directors and our management team to make necessary personnel decisions, including adding independent directors to our Board of Directors, which may adversely affect the management of our company, particularly if disputes arise between us and Mayne Pharma (which disputes in and of themselves could have a material adverse effect on our ability to conduct business).

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our current officers and directors, including most notably Nicholas J. Virca and Dr. Frank E. O’Donnell, Jr. We believe that our ability to implement our business plans depends on the continued service of these individuals and/or other officers and directors. In particular, Dr. O’Donnell is presently required to commit only 25% of his time to our affairs and, accordingly, he may have conflicts of interest in allocating management time among various business activities, and these conflicts of interest may not be resolved in our favor. We do presently have an executive chairman agreement and an employment agreement with Dr. O’Donnell and Mr. Virca, respectively. However, the agreements are terminable upon 60 days’ notice to us with or without good reason. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The requirements of being a public company may strain our resources and divert management’s attention.

Prior to Hedgepath, LLC’s contribution of certain assets to us in August 2013, the business opportunity and assets we acquired had been operated privately. In addition, although our predecessor, CBI, was a company that filed public reports with the SEC, the business of CBI effectively ceased concurrently with its entry into federal bankruptcy proceedings in 2011. As a consequence, our current business has no historical nexus to that of CBI’s.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities (including activities previously undertaken in a private company context) more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our ability to implement our business plans. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors, and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. System failures, accidents, or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercialization activities, development programs and our business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of any potential product candidate could be delayed.

Risks Related to Our Financial Position and Need For Additional Capital

We will require substantial additional funding to progress our business. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and our business could fail.

We presently have very limited cash resources, and we expect that we will be required to incur significant expenses in connection with our ongoing activities, particularly as we engage in efforts to develop and ultimately commercialize our itraconazole anti-cancer therapies. Accordingly, we will need to obtain both near and long term additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, and our business might fail.

In addition, our future capital requirements will be significant and will depend on many factors, including:

•	the progress and results of our development efforts for SUBA-Itraconazole as a cancer therapy;

•	the costs, timing and outcome of clinical trials of our product candidate for one or more types of cancer;

•	the costs, timing and outcome of regulatory review of our product candidate for one or more types of cancer;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	competing technological and market developments;

•	market acceptance of our product candidate as a treatment for one or more types of cancer;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidate for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of any product candidate for which we may receive marketing approval;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

Developing pharmaceutical products, conducting preclinical testing and clinical trials and seeking regulatory approval of such products is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidate, if approved (of which no assurances may be given), may not achieve any level of commercial success. Our commercial revenues, if any, will be derived from sales of a product that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from product sales or otherwise, and we therefore have a limited source of cash to meet our future capital requirements. We do not expect to generate revenues for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue operations and force us to resort to stockholder investments or loans, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the very early stage of our company, the rights of certain of our stockholders to participate in our future financings and our lack of revenues as well as the inherent business risks associated with our company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our business.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Since we will be unable to generate any revenue from actual sales of products and expect to be in the development stage for the foreseeable future, we will need to seek equity or debt financing to provide the capital required to execute our business plan. We will need significant funding for developing our intellectual property, conducting clinical trials and entering into collaborations with third party partners as well as for working capital requirements and other operating and general corporate purposes.

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

As a result of our current lack of financial liquidity, our independent registered public accounting firm (“auditors”) has expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our historical losses and our current lack of financial liquidity, our auditors’ report for our 2014 financial statements, which are included as part of this Report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Risks Related to the Clinical Development of Our Product Candidate

We are very early in our development efforts and have only one product candidate, for which we have not yet conducted any clinical trials in a cancer indication. If we are unable to clinically develop and ultimately commercialize itraconazole as an anti-cancer therapy or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one product candidate, namely SUBA-Itraconazole for the treatment of cancer. While itraconazole has previously been approved by the FDA for use as an anti-fungal agent, the use of itraconazole to treat cancer has not been approved and has been subject to limited clinical testing by others. Although we do have one IND cleared by the FDA and intend to begin clinical trials in the first quarter of 2015, we have yet to engage in any such testing ourselves. Our operations as of our emergence from bankruptcy in August 2013 have been limited to developing our own intellectual property and know how, while acquiring the technology and rights of others in order to pursue the clinical development of the itraconazole formulation, SUBA-Itraconazole, as a cancer therapy.

Therefore, our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

•	timely commencement and completion of clinical trials;

•	successful preparation of regulatory filings and receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and potential regulatory exclusivity for our product candidate and protecting our rights in our intellectual property portfolio;

•	maintaining our agreement with Mayne Pharma to produce product needed for clinical testing and, potentially if approvals are obtained, for commercial sale;

•	launching commercial sales of our product, if and when approved for one or more indications, whether alone or in collaboration with others;

•	acceptance of the product for one or more indications, if and when approved, by patients, the medical community and third party payors;

•	protection from generic substitution based upon our own or licensed intellectual property rights;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement under various third party programs; and

•	maintaining a continued acceptable safety profile of our product following approval, if any.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to clinically develop and commercialize SUBA-Itraconazole as a cancer therapy, which would materially harm our business.

In addition, given our current limited financial resources, we are currently focusing our efforts on one key cancer indication, namely basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome, also known as Gorlin Syndrome. for which we have FDA clearance to begin human testing in 2015. We are thus faced with the risk that SUBA-Itraconazole could be ineffective in addressing this particular initial cancer indication, and if our efforts to demonstrate the efficacy of SUBA-Itraconazole in treating basal cell carcinoma in this target patient population are not positive, we may lack the resources to expand our efforts into other cancer indications.

If we are unable to convince physicians as to the benefits of SUBA-Itraconazole as a cancer therapy, if and when it is approved, we may incur delays or additional expense in our attempt to establish market acceptance.

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

The risk of failure for product candidates in clinical development is high. It is impossible to predict when or if our sole product candidate, SUBA-Itraconazole for the treatment of cancer, will prove effective or safe in humans or will receive regulatory approval for any form of cancer or any other indication. Before obtaining marketing approval from regulatory authorities for the sale of itraconazole as a cancer therapy, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, the outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidate, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs, which would be time consuming and costly;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials may be greater than we anticipate;

•	the supply or quality of materials necessary to conduct clinical trials of our product candidate may be insufficient or inadequate;

•	our product candidate may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and.

•	interactions with other drugs.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We have clearance to begin our first clinical trial, but do not know whether any of our other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidate or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate and may harm our business and results of operations.

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

Because we have limited financial and managerial resources, we will focus for the foreseeable future only on the clinical development of SUBA-Itraconazole for the treatment of cancer as a therapy for basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome, also known as Gorlin Syndrome. As a result, we may forego or be unable to pursue opportunities with other product candidates or for indications other than those we intend to pursue that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs related to SUBA-Itraconazole for the treatment of cancer may not yield any commercially viable therapies. Because of this concentration of our efforts, our business will be particularly subject to significant risk of failure of our one current product candidate.

We expect to rely on collaborations with third parties for key aspects of our business. If we are unable to secure or maintain any of these collaborations, or if these collaborations do not achieve their goals, including most notably our collaboration with Mayne Pharma, our business would be adversely affected.

We presently have very limited capabilities for drug development and do not yet have any capability for manufacturing, sales, marketing or distribution. Accordingly, we expect to enter into collaborations with other companies that we believe can provide such capabilities. These collaborations may also provide us with important funding for our development programs. One such key collaboration was entered into in September 2013 with Mayne Pharma for SUBA-Itraconazole under an exclusive Supply and License Agreement.

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

Moreoever, even if we are able to maintain and/or enter into such collaborations, such collaborations may pose a number of risks, including the following:

•	collaborators may not perform their obligations as expected;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of our product candidate, might lead to additional responsibilities for us with respect to such product candidate, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators could independently develop or be associated with products that compete directly or indirectly with our product candidate;

•	collaborators could have significant discretion in determining the efforts and resources that they will apply to our arrangements with them;

•	should our product candidate achieve regulatory approval, a collaborator with marketing and distribution rights to our product candidate may not commit sufficient resources to the marketing and distribution of such product;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and we do not have the right to sue infringers of the rights granted to us by Mayne Pharma under the Supply and License Agreement; and

•	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to either find alternative collaborators (which we may be unable to do) or raise additional capital to pursue further development or commercialization of our product candidate on our own.

Our business would be materially or perhaps significantly harmed if any of the foregoing or similar risks comes to pass with respect to our key collaborations

We have contracted with Mayne Pharma and may contract with other third parties, for the manufacture of our product candidates for clinical testing and expect to continue to do so for commercialization. This reliance on third parties, and in particular Mayne Pharma, increases the risk that we will not have sufficient quantities of our product candidate(s) or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing capabilities. We expect to rely on Mayne Pharma for the manufacture of our product candidate, SUBA-Itraconazole, for clinical testing, as well as for commercial manufacture if our product candidate ultimately receives marketing approval. This reliance on Mayne Pharma leaves us exposed to the risk that we will not have sufficient quantities of our product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, the possibility of a business interruption event with Mayne Pharma or any other manufacturer may occur, such as bankruptcy, factory contamination or natural disaster, which may result in the inability to obtain product, which would cause our business prospects to be adversely impacted.

Moreover, we may be unable to maintain our agreement with Mayne Pharma or establish any agreements with other third party manufacturers or to do so on acceptable terms should we have the ability and the need to do so. Even though we have established an agreement with Mayne Pharma or if we are able to establish agreements with other third party manufacturers, reliance on third party manufacturers entails additional risks, including:

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

Also, any performance failure on the part of Mayne Pharma could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If Mayne Pharma cannot perform as agreed, we may not be able to continue developing SUBA-Itraconazole.

Risks Related to the Commercialization of Our Product Candidate

Even if SUBA-Itraconazole for the treatment of cancer receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success.

Even if SUBA-Itraconazole for the treatment of cancer receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, current cancer treatments such as chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of SUBA-Itraconazole for the treatment of cancer, if approved for commercial sale, will depend on a number of factors, including:

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

Our business plan depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products, and in particular, the rights to develop SUBA-Itraconazole as an anti-cancer therapy. We seek to protect our proprietary position through our exclusive license for SUBA-Itraconazole with Mayne Pharma, through our expected sublicense of other itraconazole-related rights from Mayne Pharma, and by filing patent applications in the United States related to our novel technologies and product candidate and also expect to license additional applicable patents from third parties.

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

Patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, since we have patent applications pending and plan to file for additional patents in the future, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of our product candidate, patents protecting such candidate might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Neither we nor Mayne Pharma has conducted a comprehensive freedom to operate search in the United States relating to the use of itraconazole in the treatment of cancer, and as a result, patents may in the future be issued, or may already have issued, to third parties that would prevent us from developing SUBA-Itraconazole for our intended cancer indications. If such patents have issued or are issued in the future, and such patents are determined to be valid, we or Mayne Pharma could be required to obtain a license to such patents in order to allow us to continue the development of SUBA-Itraconazole for our intended indications. We or Mayne Pharma may be unable to obtain such licenses on reasonable terms or at all.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our owned or licensed patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Furthermore, we do not have the right to sue infringers of the rights granted to us by Mayne Pharma under the Supply and License Agreement, so we will be reliant upon them to take any action necessary to protect these patents. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. Further, we are obliged under the Supply and License Agreement with Mayne Pharma to indemnify it with respect to any claims, losses, damages or expenses arising from the research, development, or commercialization of SUBA-Itraconazole and any actual or alleged infringement of third party intellectual property rights. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose rights that are important to our business.

We are and expect to be party to one or more license or similar agreements that may impose due diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future licenses, our counterparties may have the right to terminate these agreements, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements (particularly SUBA-Itraconazole as an anti-cancer therapy) or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Our product candidate (SUBA-Itraconazole as an anti-cancer therapy) and the activities associated with its clinical development and commercialization, including matters relating to design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA (including under the Federal Food, Drug and Cosmetic Act) and other regulatory agencies in the United States. Failure to obtain marketing approval for our product candidate will prevent us from commercializing the product candidate. We have not received approval to market SUBA-Itraconazole as an anti-cancer therapy or any other product from regulatory authorities in any jurisdiction and it will likely be years before we are even eligible to receive such approval.

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

It is our intention to seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so, particularly for SUBA-Itraconazole as an anti-cancer therapy since itraconazole has previously been approved for another indication. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file a New Drug Application (or NDA) with the FDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product.

If this approval pathway is not available to us with respect to our product candidate, the time and cost associated with developing and commercializing such candidate may be prohibitive and our business strategy could be materially and adversely affected.

A fast track designation by the FDA, if we obtain such a designation, may not actually lead to a faster development or regulatory review or approval process.

We may seek “fast track” designation for our product candidate for one or more indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that SUBA-Itraconazole as an anti-cancer therapy may be eligible for this designation, we cannot assure you that the FDA would decide to grant it should we apply for this designation. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A breakthrough therapy designation by the FDA for our product candidate, if we obtain such a designation, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidate will receive marketing approval.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that SUBA-Itraconazole as an anti-cancer therapy meets the criteria for designation as a breakthrough therapy for one or more indications, the FDA may disagree and instead determine not to make such designation. Even if such designation is granted, of which no assurances may be given, the receipt of a breakthrough therapy designation for our product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if SUBA-Itraconazole as an anti-cancer therapy qualifies as a breakthrough therapy for one or more indications, the FDA may later decide that it no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened, which would deny us the benefits of such designation.

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

Obtaining orphan drug exclusivity for SUBA-Itraconazole as an anti-cancer therapy may be important to our commercial strategy. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as our itraconazole product before we do, and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity for SUBA-Itraconazole as an anti-cancer therapy, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. If one or more of these events occur, it could have a material adverse effect on our company.

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

As we only emerged from bankruptcy in August 2013 and are in the early stages of our business plan, an investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the Over-the-counter bulletin board (or OTCBB) and the OTCQB marketplace operated by OTC Markets Group, Inc., trading has been very limited and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCBB and OTCQB markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX market). This illiquid trading market for our common stock may make it difficult for you to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCBB and OTCQB, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQB.

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

We may not maintain qualification for OTCBB or OTCQB inclusion, and therefore you may be unable to sell your shares.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in our relationship with Mayne Pharma, including if Mayne Pharma elects to exercise their right to remove our Chief Executive and President and Executive Chairman if certain corporate milestones are not met;

•	any delay in or the results of our clinical trials;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with our product candidate;

•	any delay or failure to receive approval from the FDA and other regulatory agencies or bodies;

•	our inability to commercially launch our product or market and generate sales of our product;

•	failure of our product, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third party patents that cover our technologies or product;

•	developments or disputes concerning our product’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock;

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

Our management and two significant stockholders collectively own a substantial majority of our common stock and voting power.

Collectively, our officers, our directors and two significant stockholders (HPLLC and Mayne Pharma) own or exercise voting and investment control of approximately 91.1% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving our company, including:

•	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets; and

•	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

Our Board of Directors has the authority to declare a reverse split of our Common Stock, which could adversely affect our capitalization and stock price.

On July 18, 2014, our Board of Directors acted unanimously to adopt an amendment to Article FOURTH of our Certificate of Incorporation to effect a reverse split of our issued and outstanding Common Stock (and, at the sole discretion of the Board of Directors, our authorized Common Stock) at a ratio of between one-for-five and one-for-twenty, with such ratio to be determined at the sole discretion of the Board of Directors and with such reverse split to be effected at such time and date, if at all, as determined by our board in its sole discretion. On September 30, 2014, our majority stockholders, acting by written consent, approved such amendment and the reverse split.

The principal purpose of the reverse split would be to help increase the per share market price of our Common Stock by up to a factor of twenty, which could help us with our fundraising efforts. We cannot assure you, however, that the reverse split, if implemented, will accomplish either of these objectives for any meaningful period of time or at all. While we expect that the reduction in the number of outstanding shares of Common Stock will increase the market price of our Common Stock, we cannot assure you that the reverse split will increase the market price of our Common Stock by an equivalent multiple, or result in any permanent increase in the market price of our Common Stock. The price of our Common Stock is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success. If the per share market price does not increase proportionately as a result of the reverse split, then the value of our company as measured by our stock capitalization will be reduced, perhaps significantly. Moreover, while it is believed that a higher stock price could assist in our ability to raise capital, there is a risk that these benefits will not be realized.

In addition, the number of shares held by each individual stockholder would be reduced if the reverse split is implemented. This will increase the number of stockholders who hold less than a “round lot,” or 100 shares. This would have the disadvantage that the transaction costs to stockholders selling “odd lots” are typically higher on a per share basis. Consequently, the reverse split could increase the transaction costs to existing stockholders in the event they wish to sell all or a portion of their position.

Also, although it is believed that the decrease in the number of shares of our Common Stock outstanding as a consequence of the reverse split and the anticipated increase in the market price of our Common Stock could encourage interest in our Common Stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the reverse split.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Significant blocks of our stock are held by HPLLC and Mayne Pharma, and these entities also hold warrants to purchase our common stock. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

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

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this Report. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

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

Because we became public by means other than a traditional initial public offering, we may not be able to attract the attention of major brokerage firms.

Our business was created when our certain operating assets were contributed to our company in August 2013 as our company was a “shell company” emerging from bankruptcy. Since our current business became a public company by means other than a traditional initial public offering, investors and securities analysts may be reluctant to invest in our provide research coverage of us. This stigma could impair our fundraising opportunities and our reputation generally.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

In addition, our certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. In particular, our certificate of incorporation and amended and restated bylaws, among other matters:

•	permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

•	do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

•	provide that special meetings of stockholders may only be called by our Chairman, Chief Executive Officer, President, or any other executive officers, our board of directors or a super-majority (66 2/3%) of our stockholders; and

•	provide that only a super-majority of our stockholders (66 2/3%) may amend our amended and restated bylaws.

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

On November 4, 2014, the CT District Court dismissed the case and the matter was closed by the court. On December 1, 2014, Chien filed various motions including a Motion to Reargue. In response, we filed a consolidated opposition to Chien’s various pleadings, including to the Motion to Reargue. We are now awaiting a decision from the Court. We strongly refute as without merit Chien’s claims and will continue to vigorously defend the lawsuit.

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

Our common stock is listed for quotation on the OTCBB and OTCQB markets under the symbol “HPPI” (and we traded under “CBI” until September 12, 2013). The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2014 and 2013, as reported by the OTC Markets Group, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2014, Quarter Ended:	High	Low
March 31, 2014	$0.30	$0.08
June 30, 2014	$0.23	$0.05
September 30, 2014	$0.19	$0.05
December 31, 2014	$0.17	$0.08

Fiscal Year 2013, Quarter Ended:	High	Low
March 31, 2013	$0.10	$0.01
June 30, 2013	$0.12	$0.03
September 30, 2013	$0.20	$0.03
December 31, 2013	$0.18	$0.08

As of February 13, 2015, we had approximately 50 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders (1)	23,541,738(2)	(2)	9,041,737

(1)	The 2014 Equity Incentive Plan was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014.
(2)	All of the outstanding securities issued pursuant to our 2014 Equity Incentive Plan are restricted stock units. Each restricted stock unit represents a right to receive one share of our common stock.

Item 6.	Selected Financial Data.

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

We were founded under the name “Commonwealth Biotechnologies, Inc.” in Virginia in 1992, and completed an initial public offering in October 1997. CBI previously provided, on a contract basis, specialized life sciences services to the pharmaceutical and biotechnology sector. On January 20, 2011, CBI filed a voluntary petition for bankruptcy. We began our current business in August 2013 as a Delaware corporation following the emergence of CBI from its voluntary bankruptcy proceedings.

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

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on our behalf as well as purchased in-process research and development.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by management based predominantly on the trading price of our common stock. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2014 or 2013. Deferred tax assets consists primarily of in-process research and development, net operating loss carryforward, and share-based compensation.

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

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Chapter 11 Expenses. We recognized $117,324 in Chapter 11 expenses during the year ended December 31, 2013. Chapter 11 expenses consist solely of U.S. Trustee fees and legal fees relating to the Company’s bankruptcy filing. There were no such expenses during 2014.

Research and Development Expenses. We recognized $2,430,735 and $1,065,169 in research and development expenses during the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, research and development expenses consist of approximately $1.9 million of in-process research and development associated with the issuance of common stock shares and warrants to Mayne Pharma upon entering into our Amended and Restated Supply and License Agreement in June 2014. The balance of the research and development expenses consists primarily of salaries and consulting fees related to clinical trial design and regulatory activities as well as approximately $0.3 million in stock compensation expense related to research and development activities. For the year ended December 31, 2013, research and development expenses consisted of approximately $1.0 million in in-process research and development purchased with the issuance of the preferred shares to Hedgepath, LLC in August 2013, and salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized $1,507,082 and $817,316 in general and administrative expenses during the years ended December 31, 2014 and 2013, respectively. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase of approximately $0.7 million is primarily a result of the increase in stock compensation expense of $0.5 million during 2014. The increase in stock compensation was a result of the issuance, during 2014, of restricted stock units to certain employees and Directors under the 2014 Equity Incentive Plan.

Interest Expense. We recognized $37,481 and $1,923 in interest expense during the years ended December 31, 2014 and 2013, respectively. The increase was due primarily to increased interest related to former employee notes resulting from extensions of such notes which were paid in full in December 2014.

Gain on Reorganization. We recognized an aggregate of $166,676 in gain on reorganization during the year ended December 31, 2013. Gain on reorganization was associated with the final payments under the Chapter 11 reorganization plan. There was no such gain in 2014.

Liquidity and Capital Resources

We are presently developing our clinical and regulatory business plans and seeking financing to fund such plans. Our current cash on hand is insufficient to develop our clinical and regulatory business plan, and we have not generated revenue since emerging from bankruptcy and do not anticipate generating revenue for the foreseeable future. A continued lack of cash resources resulting from our inability to generate cash flow from operations or to raise capital from external sources would force us in the near future to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability. In addition, such lack of funding, if not agreed otherwise by the parties, could force a termination of our key supply and license agreement with Mayne Pharma, which would cause substantial harm to our business prospects.

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

We intend to finance our research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	securing proceeds from public and private financings and other strategic transactions;

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing its product to augment their product profile in the treatment of cancers; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of December 31, 2014 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment contracts	$991,650	$328,200	$663,450	$—	$—

Total contractual cash obligations	$991,650	$328,200	$663,450	$—	$—

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the report of Cherry Bekaert LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-17 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Pursuant to the filing of a Form 8-K on August 28, 2013, the Company changed their auditing firm to Cherry Bekaert LLP. There were no disagreements with the predecessor on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the predecessor would have caused them to make reference to the subject matter of the disagreement in connection with their report.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2014, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Certifying Officers

During our third fiscal quarter of 2013 and in conjunction with the short-form merger between the Company and HPPI, the Company’s management and Certifying Officers were replaced, and new officers were appointed. The Company does not believe that the change in Certifying Officers has materially affected our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2014.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of February 13, 2015 are as follows:

Name	Age	Position
Frank E. O’Donnell, Jr., M.D.	65	Executive Chairman and Director
Nicholas J. Virca	68	President and Chief Executive Officer
Garrison J. Hasara, CPA	45	Chief Financial Officer and Treasurer
Samuel P. Sears, Jr.	71	Director
W. Mark Watson, CPA	64	Director
Stefan J. Cross	42	Director
Dr. R. Dana Ono	62	Director

There are no family relationships between any of our directors or executive officers.

Frank E. O’Donnell, Jr., M.D., age 65, is our Executive Chairman of the Board and a Director of our company. He has been the Chairman of the Board of BioDelivery Sciences International (NASDAQ:BDSI) since 2002, and currently serves as Executive Chairman of BDSI. For more than six years, Dr. O’Donnell has been involved with various private limited liability companies which engage in private equity and venture capital investing in disruptive technologies in healthcare, including Hedgepath, LLC. Dr. O’Donnell is qualified to serve on our Board of Directors due to his medical training and extensive experience with investing in and operating biotechnology companies. Dr. O’Donnell is a graduate of The Johns Hopkins School of Medicine and received his residency training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. Dr. O’Donnell is a former professor and Chairman of the Department of Ophthalmology, St. Louis University School of Medicine. He is a trustee of St. Louis University.

Nicholas J. Virca, age 68, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. Mr. Virca currently serves on the board of Panoptix Events and on the Life Sciences Advisory Board of Entegris, Inc. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor of packaging technology for enzyme research reagents, and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last two decades.

Garrison J. Hasara, CPA, age 45, has been our Chief Financial Officer and Treasurer since September 2013. From January 2011 to September 2013, he was the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products. He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.

Samuel P. Sears, Jr., age 71, is a director of our company and Chairman of the Compensation Committee. He has been a member of the Board of Directors of BioDelivery Sciences International since October 2011 (NASDAQ: BDSI). Mr. Sears has extensive experience in the biopharmaceutical, nutraceutical and biotechnology industries. Since 2006, Mr. Sears has been a partner at the law firm of Cetrulo LLP, where he currently serves as managing partner, and from 2000 to 2006, he provided private consulting and legal advisory services to start-up and early stage development companies. From 2000 to 2013, Mr. Sears served as Director, Chairman of the Audit Committee, Chairman of the Executive Committee, and Member of the Compensation Committee of Commonwealth Biotechnologies, Inc., a research and development support services company. From 1998 to 2000, Mr. Sears served as Vice Chairman and Treasurer of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutraceuticals to patients with chronic diseases. From 1994 through May 1998, Mr. Sears was Chief Executive Officer and Chairman of Star Scientific, Inc. From 1968 to 1993, Mr. Sears was in private law practice. Mr. Sears is qualified to serve on our Board of Directors because of his extensive legal and business experience, including in the pharmaceutical industry. Mr. Sears is a graduate of Harvard College and Boston College Law School.

W. Mark Watson, CPA, age 64, is a director of our company and Chairman of the Audit Committee. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the health and life sciences sector, having played a significant role in the development of Deloitte’s audit approach for health and life sciences companies and leading its national healthcare regulatory and compliance practice. He has served as lead audit partner and advisory partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Stefan J. Cross, age 42, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Since November 2013, Mr. Cross has served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited (ASX: MYX). Mr. Cross has more than 20 years of experience in the pharmaceutical industry. Prior to his current appointment as President, he served since 2012 as the Vice President, Business and Corporate Development of Mayne Pharma’s non-U.S. operations, where he was responsible for all in-licensing and out-licensing programs and research and development partnerships. Prior to joining Mayne Pharma, Mr. Cross was, from 2007 to 2012, Head of Marketing (Asia Pacific) for Hospira Inc., a leading global provider of pharmaceuticals and medical devices, where he was responsible for expansion of the new product portfolio and on-market product growth across all markets in the region. Prior to Hospira, Mr. Cross spent most of the period from 1991 to 2007 working in the pharmaceutical sector in the areas of strategy, business development/mergers and acquisitions, sales and marketing, human resources, finance and information technology. Mr. Cross is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. Mr. Cross holds a Masters in Business in Administration from Swinburne University of Technology, Australia, and a degree in Business Information Systems from the University of South Australia.

Dr. R. Dana Ono, age 62, is a director of our company and Chairman of the Nominating and Governance Committee. Dr. Ono is a co-founder of, and since 2000 has been associated with, the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by VIMAC Ventures LLC and RBC Technology Ventures, Inc. Dr. Ono has 30 years of experience in managing public and private life science companies, including, from 1995 to 2000, serving as President and Chief Executive Officer of IntraImmune Therapies, Inc., which was sold to Abgenix, Inc. in 2000. Throughout his career, he has been engaged in the strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. He has founded several biotech companies in the U.S., including in the areas of drug discovery and development, nutraceuticals and cosmeceuticals. He is a founding director of the Massachusetts Biotechnology Council, Inc. and serves on the Board of Trustees of the Marine Biological Laboratory in Woods Hole, Massachusetts. Dr. Ono is qualified to serve on our Board of Directors because of his medical and business expertise, particularly in the pharmaceutical industry. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and PhD in Biology from Harvard University, where he also completed a program in business administration.

Involvement in Certain Legal Proceedings

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against Accentia Biopharmaceuticals, Inc., and several current and former directors and officers of Accentia and its former subsidiary, Biovest International, Inc. (collectively the “Class Action”), including Frank E. O’Donnell, Jr. M.D., our Executive Chairman. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the clinical trial of Biovest’s cancer vaccine, BiovaxID, and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest during a defined time period. All defendants, including Dr. O’Donnell, believe this litigation to be without merit, deny any wrongdoing or liability and have vigorously defended the alleged claims. A settlement of this matter, in which defendants make no admissions of wrongdoing or liability, has been agreed upon by all parties and approved by the Court.

Executive Chairman

Frank E. O’Donnell, Jr., M.D., Executive Chairman - On June 24, 2014, Frank E. O’Donnell, Jr., M.D. entered into an Executive Chairman Agreement with us to memorialize the terms under which Dr. O’Donnell will continue to serve in such capacity and as a director of our company. The Executive Chairman Agreement will continue until the date that Dr. O’Donnell is no longer serving as a member of our Board of Directors. For services rendered as Executive Chairman, Dr. O’Donnell is entitled to cash compensation of $43,200 per year, increasing to $72,000 per year upon achievement of the certain funding goals. Dr. O’Donnell is further entitled to an annual bonus in cash or in securities of our company of up to 50% of Dr. O’Donnell’s annual fee. Dr. O’Donnell may not compete against us or solicit employees or customers from us for a period of one year after termination of the Executive Chairman Agreement as described in further detail in the same. The Executive Chairman Agreement may be terminated by either us or Dr. O’Donnell with 60 days’ written notice and upon the terms as described above in the Equity Holders Agreement. Upon termination, we will be required to pay Dr. O’Donnell all compensation and expenses that are owed to him as of the date of termination.

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Samuel P. Sears, Jr., Dr. R. Dana Ono, and W. Mark Watson are “independent” as defined by NASDAQ Stock Market rules. Accordingly, a majority of our Board of Directors is “independent.”

Board Committees

Our Board of Directors has established three standing committees — Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a charter that has been approved by our Board of Directors.

Audit Committee

Our Board of Directors has an Audit Committee, composed of W. Mark Watson, Stefan J. Cross and Samuel P. Sears, Jr. Mr. Watson and Mr. Sears are independent directors as defined in accordance with Rule 10A-3 of the Securities Exchange Act of 1934, as amended, and the rules of the NASDAQ Stock Market. Mr. Watson serves as chairman of the committee. The Board of Directors has determined that Mr. Watson is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which will be reviewed annually) and performs several functions. The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;

•	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

•	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee composed of Dr. R. Dana Ono, Stefan Cross and W. Mark Watson. Dr. Ono serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee has a charter which is reviewed annually. Dr. Ono and Mr. Watson are independent directors in accordance with the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders.

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which will be reviewed annually) and is composed of three members: Samuel P. Sears, Jr., Stefan Cross and Dr. R. Dana Ono. Mr. Sears serves as chairman of this committee. Mr. Sears and Dr. Ono are independent in accordance with rules of the NASDAQ Stock Market.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2014, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons, except as stated below.

Messrs. Watson, Hasara, Sears, Cross and Virca and Dr. Ono each failed to file one Form 4 relating to certain unvested restricted stock units granted to them by us as required by section 16(a) of the Exchange Act during the most recent fiscal year. Each officer and director has subsequently filed a Form 5 with the SEC.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investor Relations” at http://www.hedgepathpharma.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2014 and 2013. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2014.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Nicholas J. Virca	2014	$136,250	—	$2,557,095	—	—	—	$1,886	(2)	$2,695,231
President and Chief Executive Officer(1)	2013	$120,000	—	—	—	—	—	—		$120,000

Garrison J. Hasara, CPA	2014	$135,000	—	$980,000	—	—	—	$10,964	(4)	$1,125,964
Chief Financial Officer and Treasurer(3)	2013	$72,692	—	—	—	—	—	$3,890	(4)	$76,582

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	Includes: $1,886 of health insurance premiums paid in 2014.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes: $10,964 and $3,890 of health insurance premiums paid in 2014 and 2013, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Nicholas J. Virca, President and Chief Executive Officer - On June 24, 2014, Nicholas J. Virca entered into an employment agreement with us. Pursuant to his employment agreement, Mr. Virca will act as our President and Chief Executive Officer for a term of three (3) years from the effective date of the agreement. At the end of the three year term, the agreement will automatically renew for successive one year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. Mr. Virca will earn a base salary of $150,000 per year for services rendered. Such base salary will automatically increase to $250,000 per year upon achievement of certain funding goals as described in the employment agreement. Mr. Virca is also eligible for a bonus in cash or in kind of up to 50% of his base salary based upon his achievement of certain goals as established by the Board of Directors or a committee of the Board of Directors. In addition, in July 2014, Mr. Virca was awarded 15,041,738 restricted stock units from the 2014 Equity Incentive Plan (“EIP”), subsequently approved by our majority stockholders. Such restricted stock units will vest on the earlier to occur of September 3, 2016 and the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority.

Mr. Virca’s employment agreement may be terminated with or without cause by us or for or without good reason by Mr. Virca. In the event that the employment agreement is terminated for cause by us or without good reason by Mr. Virca, Mr. Virca is entitled to receive all accrued but unpaid salary and bonus amounts. In the event that the employment agreement is terminated without cause by us or for good reason by Mr. Virca, Mr. Virca is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to six months of Mr. Virca’s base salary, provided that such payment will equal twelve months of Mr. Virca’s base salary if we have reached certain milestones. In the event that the employment agreement is terminated for good reason by Mr. Virca following a change of control, Mr. Virca is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to twelve months of Mr. Virca’s base salary, provided that such payment will equal eighteen months of Mr. Virca’s base salary if we have reached certain performance milestones. The employment agreement is also terminable upon death and disability and upon the terms as described in the Equity Holders Agreement between Hedgepath, LLC and Mayne Pharma described under “Certain Relationships and Related Party Transactions. Mr. Virca may not compete against us or solicit employees or customers from us for a period of one (1) year after termination of his employment for any reason as described in his employment agreement.

Garrison J. Hasara, Chief Financial Officer and Treasurer - On September 4, 2014, we and Garrison Hasara, our Chief Financial Officer and Treasurer, entered into an employment agreement to memorialize the terms under which Mr. Hasara will continue to serve in such capacity. The employment agreement has a term through December 31, 2017. For services rendered, Mr. Hasara is entitled to cash compensation of $135,000 per year, increasing to $180,000 per year upon closing on a follow-on public offering. Mr. Hasara is further entitled to an annual bonus in cash or in securities of our company of up to 50% of Mr. Hasara’s annual fee beginning with fiscal year 2015. In addition, Mr. Hasara was awarded 7,000,000 restricted stock units from the EIP, subsequently approved by our majority stockholders. 3,500,000 of such restricted stock units will vest on the earlier to occur of September 3, 2016 and the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority. The balance will vest on September 3, 2017.

Mr. Hasara’s employment agreement may be terminated with or without cause by us or for or without good reason by Mr. Hasara. In the event that the employment agreement is terminated for cause by us or without good reason by Mr. Hasara, Mr. Hasara is entitled to receive all accrued but unpaid salary and bonus amounts. In the event that the employment agreement is terminated without cause by us or for good reason by Mr. Hasara, Mr. Hasara is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to six months of Mr. Hasara’s base salary, provided that such payment will equal twelve months of Mr. Hasara’s base salary if we have reached certain milestones. In the event that the employment agreement is terminated for good reason by Mr. Hasara following a change of control, Mr. Hasara is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to twelve months of Mr. Hasara’s base salary. The employment agreement is also terminable upon death and disability. Mr. Hasara may not compete against us or solicit employees or customers from us for a period of one (1) year after termination of his employment for any reason as described in his employment agreement.

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested ($)

Nicholas Virca	—	—	—	—	—	—	—	15,041,738	(1)	$1,805,009

Garrison J. Hasara, CPA	—	—	—	—	—	—	—	7,000,000	(2)	$840,000

(1)	Includes unvested stock awards consist of Restricted Stock Units which are rights to acquire shares of our Common Stock. Mr. Virca’s 15,041,738 Restricted Stock Units will vest on the earlier to occur of September 3, 2016 and the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority.
(2)	Includes unvested stock awards consist of Restricted Stock Units which are rights to acquire shares of our Common Stock. Mr. Hasara’s 7,000,000 Restricted Stock Units will as follows: 3,500,000 of such restricted stock units will vest on the earlier to occur of September 3, 2016 and the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority. The balance will vest on September 3, 2017.

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our 2014 Equity Incentive Plan (which we refer to as the EIP). On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. The EIP is comprised of 32,583,475 shares of our common stock (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.

The purpose of our EIP is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The EIP will be administered by the compensation committee of our Board of Directors or by the full Board of Directors, which may determine, among other things, (a) the persons who are to receive awards, (b) the type or types of awards to be granted to such persons, (c) the number of shares of common stock to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with the awards, (d) the terms and conditions of any awards, (e) whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares of common stock, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended, (f) whether, to what extent, and under what circumstances the delivery of cash, shares of common stock, other securities, other awards or other property and other amounts payable with respect to an award, (g) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the EIP and any instrument or agreement relating to, or award granted under, the EIP, (h) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the compensation committee deems appropriate for the proper administration of the EIP, (i) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and (j) make any other determination and take any other action that the compensation committee deems necessary or desirable for the administration of the EIP.

The EIP provides that in the event of a change of control event, (i) all of the then outstanding options and stock appreciation rights granted pursuant to the EIP will immediately vest and become immediately exercisable as of a time prior to the change in control, (ii) any performance goal restrictions related to an award will expire as of a time prior to the change in control and (iii) any performance periods that relating to an award which have not yet expired on the date the change in control occurs will end on such date, and the compensation committee will (a) determine the extent to which performance goals with respect to each such performance period have been met based upon such audited or unaudited financial information or other information then available as it deems relevant and (b) cause the relevant participant to receive partial or full payment of awards for each such performance period based upon the compensation committee’s determination of the degree of attainment of the performance goals, or assuming that the applicable “target” levels of performance have been attained or on such other basis determined by the compensation committee.

In addition, subject to our Equity Holders Agreement, our Board of Directors may amend our EIP at any time. However, without stockholder approval, our EIP may not be amended in a manner that would:

•	increase the number of shares that may be issued under our EIP;

•	materially modify the requirements for eligibility for participation in our EIP;

•	materially increase the benefits to participants provided by our EIP; or

•	otherwise disqualify our EIP for coverage under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

Awards previously granted under our EIP may not be impaired or affected by any amendment of our EIP, without the consent of the affected grantees.

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2014 or 2013.

Pension Benefits

None of our employees participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our company’s best interest.

Non-qualified Deferred Compensation

None of our employees participate in or have account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified compensation benefits in the future if it determines that doing so is in our company’s best interest.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank E. O’Donnell, Jr., MD	$22,500	(2)	$51,000				$—	$73,500

Stefan J. Cross	$—		$51,000				$—	$51,000
Dr. R. Dana Ono	$—		$51,000				$—	$51,000
Samuel P. Sears, Jr.	$—		$51,000				$—	$51,000
W. Mark Watson, CPA	$—		$51,000				$—	$51,000

(1)	Each Director received 300,000 Restricted Stock Units issued under the 2014 Equity Incentive Plan which will vest on the earlier to occur of September 3, 2016 and the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority.
(2)	Compensation for serving as Executive Chairman.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2014, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of HedgePath Pharmaceuticals, Inc.324 S Hyde Park Avenue #350, Tampa, FL 33606

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding Common Stock(1)
Mayne Pharma Ventures Pty Ltd.(2)	98,094,466	44.3%
Hedgepath, LLC(3)	114,937,638	51.9%
Black Robe Capital LLC(4)	114,937,638	51.9%
Frank E. O’Donnell, Jr., M.D.(4)	114,937,638	51.9%
Nicholas J. Virca(5)	—	—
Garrison J. Hasara, CPA(6)	—	—
Samuel P. Sears(7)	1,106,096	*
Stefan J. Cross(8)	—	—
Dr. R. Dana Ono(9)	—	—
W. Mark Watson, CPA(10)	10,000	*
All directors and executive officers as a group (7 persons)	116,053,734	52.4%

*	Less than 1%
(1)	Applicable percentages are based on 211,419,937 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Includes 87,843,897 shares of our common stock and a warrant to purchase an additional 10,250,569 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia
(3)	Includes 104,687,069 shares of our common stock and a warrant to purchase an additional 10,250,569 shares of our common stock. The address for Hedgepath LLC is 324 S Hyde Park Avenue, Suite 350, Tampa, Florida 33606
(4)	The address for Black Robe Capital, LLC is 324 S Hyde Park, Suite 350, Tampa, Florida 33606. Black Robe is the sole manager of Hedgepath, LLC, and has sole voting and dispositive power over the securities held by Hedgepath, LLC. Frank E. O’Donnell, Jr., MD, our Executive Chairman, is the sole manager of BlackRobe Capital LLC, with sole voting and dispositive power over Black Robe LLC, and The Francis E. O’Donnell Jr. Irrevocable Trust No. 7 is the sole member of Black Robe LLC. Pursuant to his manager role at Black Robe, LLC, Dr. O’Donnell may be considered for SEC reporting purposes the beneficial owner of any shares held by Hedgepath, LLC. He disclaims ownership of any shares in HedgePath LLC in which he does not have a pecuniary interest. Excludes 300,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan.
(5)	Mr. Virca is our Chief Executive Officer and President. Excludes 15,041,738 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Virca’s address is 700 West Harbor Drive #1104, San Diego, CA 92101.
(6)	Mr. Hasara is our Chief Financial Officer and Treasurer. Excludes 7,000,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Hasara’s address is 16904 Melissa Ann Drive, Lutz, FL 33558.
(7)	Mr. Sears is a director of our company. Excludes 300,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan.Mr. Sears’ address is 1 Fieldstone Drive, Winchester, MA. 01890.
(8)	Mr. Cross is a director of our company. Excludes 300,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Cross’ address is 503 Guilford Circle, Raleigh, NC 27608.

(9)	Dr. Ono is a director of our company. Excludes 300,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Dr. Ono’s address is 18 Spring Road, Concord, MA, 01742.
(10)	Mr. Watson is a director of our company. Excludes 300,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Watson’s address is 275 Bayshore Blvd., #403, Tampa, FL 33606.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a listing of our related party transactions:

Hedgepath, LLC

August 2013 Contribution Agreement

As part of our bankruptcy reorganization plan, on August 13, 2013, we entered into the Contribution Agreement with Hedgepath, LLC, one of our principal stockholders, pursuant to which we acquired certain assets related to the our current business, and Hedgepath, LLC was issued the Series A Preferred Stock representing a 90% equity voting interest in our company. Hedgepath, LLC is a private company. BlackRobe Capital LLC, an entity managed by our executive chairman, Dr. O’Donnell, is also the manager of Hedgepath, LLC. Effectively, Dr. O’Donnell controls Hedgepath, LLC.

June 2014 Purchase Agreement

On the June 24, 2014 as a condition to the Mayne Purchase Agreement (as defined and described below), we entered into a Stock Purchase Agreement with Hedgepath, LLC. Pursuant to such agreement, Hedgepath, LLC purchased 2,000,000 shares of our common stock at a purchase price of $0.75 per share for an aggregate purchase price of $1,500,000. Such purchase price is payable as follows: (i) an advance payment of $125,000 made by Hedgepath, LLC on June 4, 2014 was deemed partial funding of the purchase price; (ii) a payment of $125,000 was made by Hedgepath, LLC on June 24, 2014; and (iii) the remaining $1,250,000 will be funded in monthly installments through December 31, 2014 pursuant to a promissory note issued by Hedgepath, LLC to us. Pursuant to the note, commencing on June 30, 2014 and ending on December 31, 2014, Hedgepath, LLC must make monthly payments to us in accordance with the terms and conditions of the note. We have the right, in our sole discretion, to request an advance payment of part or all of the principal of the note. The note bears no interest except upon an event of default in which case interest accrues at 18% per annum. In the event that Hedgepath, LLC defaults on part or all of the note, we have the right to declare by written notice that Hedgepath, LLC forfeit some or all of the 2,000,000 shares of common stock purchased as well as 17,646.98 shares of Series A Preferred Stock (or the common stock equivalent upon conversion thereof) held by Hedgepath, LLC as described further below.

Debt Forgiveness Agreement

On June 24, 2014, as a condition of closing of the Mayne Purchase Agreement, we entered into a Debt Forgiveness Agreement with Hedgepath, LLC pursuant to which Hedgepath, LLC waived, canceled and forgave payment from us of an aggregate of $639,767 of indebtedness previously advanced by Hedgepath, LLC to us in exchange for 2,530,237 shares of common stock, 71,635.981 shares of Series A Preferred Stock and a warrant to purchase 10,250,569 shares of common stock. The shares of Series A Preferred Stock converted into 82,156,842 shares of common stock on August 14, 2014. The warrant may be exercised by Hedgepath, LLC at an exercise price of $0.0878 per share at any time, from time to time, by Hedgepath, LLC prior to expiration on June 24, 2019.

Equity Holders Agreement

On June 24, 2014, in fulfillment of one of the conditions of the Mayne Purchase Agreement, we, Mayne Pharma, Hedgepath, LLC, Dr. O’Donnell and Mr. Virca (who for these purposes we refer to together as the Equity Holder Parties) entered into an Equity Holders Agreement (which we refer to as the Equity Holders Agreement). The Equity Holders Agreement governs the rights and obligations of each of the parties as they pertain to our securities and to the present and future governance of our company. Pursuant to the Equity Holders Agreement:

•	Mayne Pharma and Hedgepath, LLC each agreed not to offer, pledge, sell, contract to sell, swap or enter into any other transfer arrangement any of their Company securities until June 24, 2015 (which we refer to as the Lock-Up Period) without prior written consent of the other Equity Holder Parties, except for in limited circumstances as described in the Equity Holders Agreement;

•

Mayne Pharma, Hedgepath, LLC, Mr. Virca and Dr. O’Donnell each agreed that during the Lock-Up Period none of them will own greater than 49.5% of our common stock on a fully-diluted basis (such ownership to include individual and affiliate ownership) and that after the Lock-Up Period and until August 14, 2019, each of the Equity Holder Parties will provide written notice to each of the other Equity Holder Parties if their ownership (together with affiliates) exceeds, or is going to exceed, 49.5%;

•	Mayne Pharma and its affiliates have been granted a right of first refusal to purchase a pro rata share of any new securities issued by us, such pro rata share to be determined based upon the number of shares of common stock held by Mayne Pharma on a fully diluted basis as compared to the number of shares of common stock outstanding immediately prior to the offering of the new securities on a fully diluted basis;

•	Mayne Pharma has been granted the right until June 24, 2016 to introduce accredited investors to us to participate in a private offering of our securities (with some exceptions as described in the Equity Holders Agreement). In the event that we contemplate a private offering of our securities, such accredited investors introduced by Mayne Pharma to have the right to participate in up to 50% of the private offering;

•	Mr. Virca agreed to lock-up his equity securities of our company until the earlier of: (i) September 3, 2016, (ii) the receipt of written notice of acceptance for the filing of an NDA for the product licensed to us by Mayne Pharma, or, (iii) to the extent provided in an applicable award agreement, upon his death or disability;

•	Dr. O’Donnell and we agreed that Dr. O’Donnell is not entitled to receive any equity securities under our EIP until June 24, 2015;

•	We agreed not to amend the EIP in any way during the Lock-Up Period without written consent of Mayne Pharma;

•	The Equity Holder Parties agreed that all awards included in the initial issuance of securities from the EIP are subject to restriction on exercise until the earlier of: (i) September 3, 2016 and (ii) the receipt of written notice of acceptance for the filing of an NDA by us an NDA for the product licensed to us by Mayne Pharma, provided that any awards granted after June 24, 2014 are not subject to this restriction;

•	Mayne Pharma has the right to designate one director to the our Board of Directors and to designate a second director if the size of the board is increased to seven directors until the earlier to occur of: (i) the date that the Amended and Restated Supply and License Agreement is terminated or expires, or (ii) the date on which the Mayne Pharma or its affiliates ceases to own ten percent (10%) or more of the issued and outstanding common stock on a fully diluted basis (which we call the Voting Rights Termination Date);

•	The Equity Holder Parties agree that, for as long as Mayne Pharma has the right to designate a director to our Board of Directors, all of the Equity Holder Parties will vote their shares in favor of appointing the Mayne Pharma candidate to the board;

•	The Equity Holder Parties agree not to increase or decrease the size of our Board of Directors except with the unanimous consent of the board until the Voting Rights Termination Date;

•	Until the Voting Rights Termination Date, the Equity Holder Parties agree that any replacement or removal of Mr. Virca requires the unanimous approval of the Board of Directors;

•	Until the Voting Rights Termination Date, the Equity Holder Parties agree that any replacement or removal of Dr. O’Donnell requires the approval of all of the members of the Board of Directors except for Dr. O’Donnell;

•	The Equity Holder Parties agree that the terms of our promissory note with Hedgepath, LLC cannot be amended without unanimous approval of all disinterested directors;

•	Mayne Pharma was granted a right of first refusal to purchase any shares of our common stock being transferred or sold by the individual account of Dr. O’Donnell or Mr. Virca except for certain exempt transfers as described in the Equity Holders Agreement;

•	The Equity Holder Parties agreed that if Hedgepath, LLC defaults under its promissory note with us, or breaches any provisions of such note, then we have the right to declare that approximately 6 million shares of common stock be forfeited and Mayne Pharma has the right to purchase such forfeited shares; and

•	The Equity Holder Parties agreed that if Hedgepath, LLC defaults under the its promissory note or breaches any provisions of such note, then Mayne Pharma has the right to demand the resignation of Dr. O’Donnell.

In addition to the foregoing, the Equity Holder Parties also agreed that we would seek to meet certain goals for the commercialization of our product and certain funding goals for our company. In the event that we fail to achieve such goals, Mayne Pharma has the right to demand the resignation of Dr. O’Donnell and/or Mr. Virca from their positions with our company. In the event that Dr. O’Donnell or Mr. Virca do not submit their resignations in a timely manner, Mayne Pharma can terminate the Amended and Restated Supply and License Agreement. Additionally, if the commercialization goals are not achieved, we have the right to declare that Hedgepath, LLC forfeit approximately 6 million shares of common stock.

If Dr. O’Donnell or Mr. Virca are required to resign pursuant to the Equity Holders Agreement, then, notwithstanding employment agreements with us, no severance, compensation, consideration or other payment will be due or payable in connection therewith and they will forfeit all then unvested options, warrants, restricted stock units, or other right to acquire shares of our common stock (or securities convertible into common stock) and will waive any claim to severance pay. Furthermore, upon such resignation or termination, Mayne Pharma will have the right to purchase by written notice to Dr. O’Donnell or Mr. Virca, as the case may be, all company securities owned by them, including vested options, vested warrants, vested restricted stock units and the like individually held by them or otherwise transferred by either of them, as the case may be, at the fair market value (as such term is defined in the Equity Holders Agreement) as of the date of such resignation or termination.

The Equity Holders Agreement terminates (i) if we receive an adjudication of bankruptcy, we execute an assignment for the benefit of creditors, a receiver is appointed for us or we are voluntarily or involuntarily dissolved or (ii) if we, Hedgepath, LLC and Mayne Pharma expressly agree in writing. Additionally, certain limited provisions of the Equity Holders Agreement terminate at such time as the Mayne Pharma and its affiliates collectively own less than ten percent (10%) of our common stock on a fully diluted basis.

Mayne Pharma

Amended and Restated License and Supply Agreement

Pursuant to our Supply and License Agreement with Mayne Pharma, which was originally entered into on September 3, 2013 and most recently amended and restated on June 24, 2014, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (or JDC) with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. The Supply and License Agreement may be terminated by Mayne Pharma if we fail to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by March 31, 2017, if we breach any provision of our June 2014 Equity Holders Agreement or Purchase Agreement with Mayne Pharma, if we materially breach the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

On June 24, 2014, we and Mayne Pharma, along with Nicholas J. Virca, our President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., our Executive Chairman, and Hedgepath, LLC consummated a series of related transactions to fulfill certain conditions of the Supply and License Agreement. In connection therewith, we and Mayne Pharma entered into an Amended and Restated Supply and License Agreement.

Securities Purchase Agreement with Mayne Pharma

On June 24, 2014, in fulfillment of one of the conditions under the Supply and License Agreement, we entered into a Securities Purchase Agreement with Mayne Pharma (which we refer to as the Mayne Purchase Agreement). Pursuant to the terms of the Mayne Purchase Agreement, we issued to Mayne Pharma (i) 258,363.280 shares of our Series A Preferred Stock, and (ii) a warrant to purchase 10,250,569 shares of our common stock. The shares of Series A Preferred Stock converted into 8,784,390 shares of common stock on August 14, 2014. Such warrant has an exercise price of $0.0878 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on June 24, 2019. As a result of the Mayne Purchase Agreement, Mayne Pharma owns approximately 40% of our equity securities on a fully diluted basis.

As a matter of corporate governance policy, we have not and will not make loans to officers or loan guarantees available to “promoters” as that term is commonly understood by the SEC and state securities authorities.

We believe that the terms of the above transactions with affiliates were as favorable to us or our affiliate as those generally available from unaffiliated third parties. At the time of certain of the above referenced transactions, we did not have sufficient disinterested directors to ratify or approve the transactions; however, the present board of directors includes one independent director. We believe that Samuel P. Sears, Jr. qualifies as an independent director for NASDAQ Stock Market purposes.

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

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2014 and 2013 totaled $65,000 and $70,000, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services $10,000 related to our S-1 filings.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the year ended December 31, 2014 was $6,250. There were no fees billed or rendered for tax compliance for the year ended December 31, 2013.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 9, 2013, between Commonwealth Biotechnologies, Inc., and HedgePath Pharmaceuticals, Inc. (1)

3.1	Articles of Incorporation of the Registrant (1)

3.2	Bylaws of the Registrant (1)

3.3	Certificate of Designation for Series A Preferred Stock (1)

3.4	Certificate of Ownership and Merger (1)

3.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock. (2)

3.6	Amended and Restated Bylaws of the Company (5)

4.1	Warrant, dated June 24, 2014 issued to Mayne Pharma Ventures Pty Ltd.(6)

4.2	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (6)

10.1	Contribution Agreement, dated August 13, 2013, by and between Hedgepath, LLC, and HedgePath Pharmaceuticals, Inc. (1)

10.2	Supply and License Agreement, dated September 3, 2013, by and among the Company and Mayne Pharma. (2)+

10.3	Amendment No. 1 to Supply and License Agreement, dated December 17, 2013, between the Company and Mayne Pharma. (3)

Exhibit No.	Description

10.4	Amendment No. 2 to Supply and License Agreement, dated March 4, 2014, between the Company and Mayne Pharma. (4)

10.5	Securities Purchase Agreement, dated June 24, 2014, by and between the Company and Mayne Pharma Ventures Pty Ltd.(6)

10.6	Stock Purchase Agreement, dated June 24, 2014, by and between HedgePath Pharmaceuticals, Inc. and Hedgepath, LLC (6)

10.7	Promissory Note, dated June 24, 2014, issued to the Company by Hedgepath, LLC (6)

10.8	Equity Holders Agreement, dated June 24, 2014, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (6) +

10.9	Debt Forgiveness Agreement, dated June 24, 2014, by and between the Company and Hedgepath, LLC (6)

10.10	Employment Agreement, dated June 24, 2014, between the Company and Nicholas J. Virca (6) +

10.11	Executive Chairman Agreement, dated June 24, 2014, between the Company and Frank O’Donnell, Jr. M.D. (6)

10.12	Amended and Restated Supply and License Agreement, dated June 24, 2014, by and among the Company and Mayne Pharma. (6) +

10.13	Employment Agreement, dated September 4, 2014, between the Company and Garrison J. Hasara (7)

14	Code of Ethical Conduct*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Previously filed with Form 8K, August 16, 2013.
(2)	Previously filed with Form 8K, September 10, 2013.
(3)	Previously filed with Form 8K, December 23, 2013.
(4)	Previously filed with Form 8K, March 11, 2014.
(5)	Previously filed with Form 8K, July 24, 2014.
(6)	Previously filed with Form 8K, June 30, 2014.
(7)	Previously filed with Form 8K, September 9, 2014.

HEDGEPATH PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of HedgePath Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of HedgePath Pharmaceuticals, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HedgePath Pharmaceuticals, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred cumulative net losses since inception of approximately $32 million at December 31, 2014, of which approximately $5.5 million was incurred subsequent to the emergence from bankruptcy, as discussed in Note 1. Furthermore, the Company expects to continue to incur net losses through the foreseeable future. These factors, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Tampa, Florida

February 13, 2015

HEDGEPATH PHARMACEUTICALS, INC.

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$365,161	$217
Prepaid expenses	97,817	10,000

Total current assets	462,978	10,217

Total assets	$462,978	$10,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$324,966	$287,072
Notes payable, related party	—	68,428
Other liabilities	75,933	52,500
Accrued interest	—	1,923
Due to related party	—	366,130

Total current liabilities	400,899	776,053

Total liabilities	400,899	776,053

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares and 170,001 shares issued and outstanding in 2014 and 2013, respectively.	—	17
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common Stock, $0.0001 par value; 340,000,000 shares authorized; 211,419,937 and 18,888,971 shares issued and outstanding in 2014 and 2013, respectively	21,142	1,889
Additional paid-in capital	32,263,890	27,479,913
Accumulated deficit	(32,222,953)	(28,247,655)

Total stockholders’ equity (deficit)	62,079	(765,836)

Total liabilities and stockholders’ equity (deficit)	$462,978	$10,217

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31,
	2014	2013
Revenues:	$—	$—

Total revenues	—	—

Expenses:
Chapter 11 expenses	—	117,324
Research and development	2,430,735	1,065,169
General and administrative	1,507,082	817,316

Total expenses	3,937,817	1,999,809

Loss from operations	(3,937,817)	(1,999,809)

Interest expense	(37,481)	(1,923)
Gain on reorganization:
Gain on settlement of pre-petition claims	—	166,676

Net loss	$(3,975,298)	$(1,835,056)

Basic and diluted loss per share	$(0.04)	$(0.10)

Weighted average common shares outstanding	95,884,524	17,940,586

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock Series A		Common Stock			Common Stock Subscription Receivable – Related Party	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balances, December 31, 2012	—	$—	15,560,504	$—	$26,279,815	$—	$(26,412,599)	$(132,784)

Issuance of preferred stock pursuant to the contribution agreement	170,001	17	—	—	1,049,987	—	—	1,050,004
Issuance of restricted stock in lieu of cash payment under the Bankruptcy Plan	—	—	3,328,467	—	152,000	—	—	152,000
Initiation of par value pursuant to agreement and plan of merger and reorganization	—	—	—	1,889	(1,889)	—	—	—
Net loss	—	—	—	—	—		(1,835,056)	(1,835,056)

Balances, December 31, 2013	170,001	17	18,888,971	1,889	27,479,913	—	(28,247,655)	(765,836)

Issuance of preferred and common stock in debt forgiveness transaction	71,636	7	2,530,227	253	189,508	—	—	189,768
Sale of common stock to related party	—	—	20,000,000	2,000	1,498,000	(1,250,000)	—	250,000
Issuance of warrants for debt forgiveness	—	—	—	—	450,000	—	—	450,000
Issuance of common stock warrants in acquisition of research and development and development license agreement	—	—	—	—	619,134	—	—	619,134
Issuance of preferred stock in acquisition of research and development license agreement	258,363	26	—	—	1,290,700	—	—	1,290,726
Collection of stock subscription receivable	—	—	—	—	—	1,250,000	—	1,250,000
Conversion of preferred stock to common stock	(500,000)	(50)	170,000,739	17,000	(16,950)	—	—	—
Stock compensation expense	—	—	—	—	753,585	—	—	753,585
Net Loss							(3,975,298)	(3,975,298)

Balances, December 31, 2014	—	$—	211,419,937	$21,142	$32,263,890	$—	$(32,222,953)	$62,079

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31,
	2014	2013
Operating activities:
Net loss	$(3,975,298)	$(1,835,056)
Adjustments to reconcile net loss to net cash flows from operating activities:
In-process research and development purchased with the issuance of preferred stock and common stock warrants	1,909,860	1,020,004
Non-cash interest expense	34,819	—
Share-based compensation	753,585	—
Changes in assets and liabilities:
Other current assets	(87,817)	68,733
Accounts payable and other current liabilities	61,327	46,645

Net cash flows provided by (used in) operating activities before reorganization items	(1,303,524)	(699,674)

Reorganization items:
Gain on reorganization	—	(166,676)
Decrease in liabilities subject to compromise	—	(357,265)

Net cash flows provided by (used in) operating activities	(1,303,524)	(1,223,615)

Financing activities:
Proceeds from related party advances	273,638	366,130
Payments on notes payable	(105,170)	—
Proceeds from sale of common stock and collection of stock subscription receivable, related party	1,500,000	—

Net cash flows provided by (used in) financing activities	1,668,468	366,130

Net change in cash and cash equivalents	364,944	(857,485)
Cash and cash equivalents at beginning of year	217	857,702

Cash and cash equivalents at end of year	$365,161	$217

Cash paid for interest	$2,005	$—

Supplemental disclosure of non-cash financing activities:
Reclassification of deposit to additional paid-in capital	$—	$30,000

Promissory notes issued in payment of related party obligations	$—	$68,428

Stock payments to officers and directors (liabilities subject to compromise) in lieu of cash payments under the Bankruptcy Plan	$—	$152,000

Issuance of preferred and common stock in debt forgiveness transaction	$189,768	$—

Issuance of warrants in debt forgiveness transaction	$450,000	$—

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Nature of the Business

The Company is a biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome). The Company’s proposed therapy is based upon the use of SUBA-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole is FDA approved for, and extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and has applied for patents to cover the Company’s inventions.

Pre-Bankruptcy and Emergence from Bankruptcy

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

On August 12, 2013, in furtherance of CBI’s emergence from bankruptcy as described further below, CBI effected a “short-form” reincorporation merger with HPPI, a newly created and wholly owned Delaware subsidiary of CBI, pursuant to which CBI merged with and into HPPI, with HPPI surviving the merger and with the effect of CBI becoming reincorporated as a Delaware corporation and changing its corporate name. Each outstanding share of CBI was converted into one share of HPPI. HPPI’s Certificate of Incorporation (and thus the Certificate of Incorporation of the surviving company) authorizes the issuance of up to 340,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The par value of the common stock was changed from no par value to $0.0001, which par value is customary for newly formed Delaware corporations.

As described further below, the Company’s present business is the development of the currently-marketed drug itraconazole (currently approved by the U.S. Food and Drug Administration (the “FDA”) as an anti-fungal agent) for the treatment of certain cancers.

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

On March 29, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan pursuant to Chapter 11 of the Bankruptcy Code. Under the terms of the Plan, and pursuant to the Contribution Agreement (as described further below), Hedgepath, LLC contributed and assigned the Assets (as such term is defined below) to HPPI, as the reorganized debtor, in exchange for the right to receive 90% of the then fully diluted voting equity in HPPI (in the form of the Series A Preferred Stock) on the date of issuance, with the prior stockholders of CBI retaining approximately 10% voting equity in HPPI, represented by 100% of the issued and outstanding shares of Common Stock.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	Corporate overview (continued):

Contribution Agreement

On August 13, 2013, the Company entered into a Contribution Agreement, dated as of August 13, 2013 (the “Contribution Agreement”), by and between the Company and Hedgepath, LLC (“HPLLC”) pursuant to which, and subject to the terms and conditions contained therein, in exchange for the right to receive 170,001 shares of the Company’s newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”), representing 90% of the fully diluted voting securities of the Company as of the date of issuance (or 170,000,739 shares of Common Stock on an as converted basis), Hedgepath, LLC contributed and/or assigned various assets and contract rights to the Company associated with the going forward business of the Company (collectively, the “Assets”) to the Company as described below.

(i)	U.S. Provisional Patent Application 61-813,122, “Prostate-Specific Antigen as Biomarker for Hedgehog Pathway Inhibitor Treatment and Prognostic Monitoring of Prostate Cancer” (previously assigned to Hedgepath, LLC by Dr. Frank E. O’Donnell, Jr. and Nicholas J. Virca, as inventors);

(ii)	U.S. Provisional Patent Application 61-813,823, “Treatment and Prognostic Monitoring of Cancer Using Hedgehog Pathway Inhibitors” (previously assigned to Hedgepath, LLC by Dr. Frank E. O’Donnell, Jr. and Nicholas J. Virca, as inventors);

(iii)	Assignment of Patents, dated November 1, 2012, by Dr. Frank E. O’Donnell, Jr. in favor of Hedgepath, LLC;

(iv)	Assignment of Patents, dated November 1, 2012, by Nicholas J. Virca in favor of Hedgepath, LLC;

(v)	Consulting Agreement, dated and effective as of September 1, 2012, by and between HPPI (as successor to Hedgepath, LLC) and Emmanuel Antonarakis, MD (“Antonarakis”).

(vi)	Confidentiality and Intellectual Property Assignment Agreement, dated and effective September 1, 2012, between Antonarakis and HPPI (as successor to Hedgepath, LLC), which includes all intellectual property, know-how and other assets assigned to Hedgepath, LLC by Antonarakis under such agreement.

(vii)	Consulting Agreement, effective as of April 11, 2013, by and between Hedgepath, LLC and Arianne Consulting, Inc. (“Arianne”); and

(viii)	Confidentiality and Intellectual Property Assignment Agreement, dated and effective April 11, 2013, between Arianne and Hedgepath, LLC, which includes all intellectual property, know-how and other assets assigned to Hedgepath, LLC by Arianne under such agreement.

The Contribution Agreement was entered into to carry out the purposes and intent of the Plan filed by CBI and confirmed by the Bankruptcy Court in connection with the Chapter 11 case.

Hedgepath, LLC is a development stage pharmaceutical company. Since its formation in late 2011, Hedgepath, LLC has sought, among other pharmaceutical business opportunities, to acquire technology rights and to conduct activities related to the development of the currently-marketed drug itraconazole (currently FDA approved as an anti-fungal agent) for the treatment of certain cancers (the “Itra Business Opportunity”). Hedgepath, LLC had expended approximately $0.1 million acquiring assets and developing the ITRA Business Opportunity including approximately $82,500 on technical and medical consulting and $15,000 on option fees related to intellectual property agreement that has since expired.

In accordance with the Plan, and as a result of the transactions contemplated by the Contribution Agreement, from and after August 13, 2013, HPPI has been engaged in the Itra Business Opportunity. The Assets contributed to the Company by Hedgepath, LLC represent the assets and rights heretofore developed or acquired by Hedgepath, LLC related to the Itra Business Opportunity, and by virtue of the Contribution Agreement, the Company acquired all of Hedgepath, LLC’s right, title and interest in and to the Assets.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	Corporate overview (continued):

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

Subject to earlier termination if certain conditions (“Conditions”) were not met (which Conditions were subsequently eliminated as described further below), the term of the Supply and License Agreement shall last until the later of: (i) 10 years from the target launch date of the Product for the treatment of human patients with cancer via oral administration or (ii) the date on which all issued patents of MPI or any of its affiliates referred to in the Supply and License Agreement have lapsed or expired. The Company entered into Amendment No. 1 and Amendment No. 2 to the Supply and License Agreement (the “Amended Supply and License Agreement”) with MPI to extend the date by which the Conditions were to be met from December 16, 2013 to June 30, 2014.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	Corporate overview (continued):

HPLLC Purchase Agreement

On June 24, 2014, the Company and HPLLC entered into the HPLLC Purchase Agreement, pursuant to which the Company sold HPLLC 20,000,000 shares of Common Stock at a purchase price of $0.075 per share for an aggregate purchase price of $1,500,000, which monies were funded in monthly installments through December 2014 pursuant to the promissory note (the “HPLLC Note”) issued by HPLLC to the Company on June 24, 2014. Funds received under this transaction are being used by the Company for research and development as well as for general and administrative expenses.

Equity Holders Agreement

On June 24, 2014, in fulfillment of one of the Conditions of the Supply and License Agreement, and as a condition of the Mayne Purchase Agreement and in consideration for Mayne Pharma not exercising its right to terminate the Supply and License Agreement, the Company, Mayne Pharma, HPLLC, O’Donnell and Virca (together, the “Equity Holder Parties”) entered into an Equity Holders Agreement (the “Equity Holders Agreement”). The Equity Holders Agreement governs the rights and obligations of each of the parties as they pertain to the Company’s securities and to the present and future governance of the Company. Pursuant to the Equity Holders Agreement:

•	Mayne Pharma and HPLLC each agreed not to offer, pledge, sell, contract to sell, swap or enter into any other transfer arrangement any of their Company securities until June 24, 2015 (the “Lock-Up Period”) without prior written consent of the other Equity Holder Parties, except for in limited circumstances as described in the Equity Holders Agreement;

•	Mayne Pharma and HPLLC each agreed that on August 14, 2014 (or within 2 business days thereafter) each would convert all of its Series A Preferred Stock into shares of Common Stock at a rate of 1 for 340 shares of Common Stock, notwithstanding any prior contractual conversion arrangements. Subsequently, on August 14, 2014, all 500,000 shares of Series A Preferred Stock converted into 170,000,739 shares of Common Stock of the Company;

•	Mayne Pharma, HPLLC, Virca and O’Donnell each agreed that during the Lock-Up Period none of them will own greater than 49.5% of the Common Stock of the Company on a fully-diluted basis (such ownership to include individual and affiliate ownership) and that after the Lock-Up Period and until June 24, 2019, each of the Equity Holder Parties will provide written notice to each of the other Equity Holder Parties if their ownership (together with affiliates) exceeds, or is going to exceed, 49.5%;

•	Mayne Pharma and its affiliates (the “Mayne Pharma Group”) have been granted a right of first refusal to purchase a pro rata share of any new securities issued by the Company, such pro rata share to be determined based upon the number of shares of Common Stock held by Mayne Pharma Group on a fully diluted basis as compared to the number of shares of Common Stock outstanding immediately prior to the offering of the new securities on a fully diluted basis;

•	Mayne Pharma has been granted the right until June 24, 2016 to introduce accredited investors to the Company to participate in a private offering of the Company’s securities (with some exceptions as described in the Equity Holders Agreement). In the event that the Company contemplates a private offering of its securities, such accredited investors introduced by Mayne Pharma to have the right to participate in up to 50% of the private offering;

•	Mayne Pharma has the right to immediately designate one director to the Company’s Board of Directors (the “Board”) and to designate a second director if the size of the Board is increased to seven directors until the earlier to occur of: (i) the date that the Amended and Restated Supply and License Agreement is terminated or expires, or (ii) the date on which the Mayne Pharma Group ceases to own ten percent (10%) or more of the issued and outstanding Common Stock on a fully diluted basis (the “Voting Rights Termination Date”);

•	The Equity Holder Parties agree that if HPLLC fails to satisfy certain performance goals, defaults under the HPLLC Note, or breaches any provisions of the HPLLC Note then the Company has the right to declare that 17,647 shares of Series A Preferred Stock (or the Common Stock equivalent upon conversion thereof) be forfeited and Mayne Pharma has the right to purchase such forfeited shares; and

•	The Equity Holder Parties agree that if HPLLC defaults under the HPLLC Note or breaches any provisions of the HPLLC Note, then Mayne Pharma has the right to demand the resignation of O’Donnell. As of December 31, 2014, no such default or breach occurred and the note was satisfied in full.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	Corporate overview (continued):

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

The Company had cash and cash equivalents of $365,161 as of December 31, 2014.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

3.	Summary of Significant Accounting Policies:

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2016 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company will evaluate the impact of adoption of the new standard on its financial statements upon commencement of revenue generating activities.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2014, the Company had approximately $15,000 in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company as well as purchased in-process research and development.

Accounting for Enterprises in Reorganization

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852—Reorganizations (“ASC Topic 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending March 31, 2011. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. In addition, cash flows from reorganization items must be disclosed separately in the statement of cash flows. The Company became subject to ASC Topic 852 effective on January 20, 2011, and has segregated those items as outlined above. The Company officially emerged from bankruptcy on April 17, 2013, followed by the reincorporation merger and contribution of assets by HPLLC, which satisfied the final condition to effectiveness of the Plan as detailed in Note 1. Accordingly, all pre-petition liabilities had been settled as of December 31, 2013, and there are no further reorganization items requiring recognition in the 2014 statement of operations.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

3.	Summary of Significant Accounting Policies (continued):

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employess using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by the Company based predominantly on the trading price of the common stock. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 7 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2014 or 2013.

4.	Prepaid Expenses:

At December 31, 2014, prepaid expenses of $97,817 consisted primarily of $60,000 in expenses relating to the Company’s proposed S-1 Offering and approximately $40,000 relating to the Company’s Directors and Officers insurance premiums. The $10,000 in prepaid expenses at December 31, 2013 related to financing fees that were expensed during 2014.

5.	Notes Payable

On August 1, 2013, the Company formalized amounts due to two former employees and a former director of CBI by issuing three non-interest bearing promissory notes. The two employee notes totaling approximately $62,000 were due on November 1, 2013. Interest began accruing at 18% per annum on the unpaid principal on November 1, 2013, in accordance with the specified terms. On January 31, 2014, the Company extended the two former employee notes to March 31, 2014 while adding accrued interest through January 31, 2014 and an additional $3,000 to the principal balance of each. Additional extensions were entered into in May 2014 to extend the maturity to July 12, 2014, which includes additional principal of approximately $9,000 each along with accrued and unpaid interest through May 13, 2014. On July 10, 2014, a partial payment of $57,000 was made by the Company and the maturity was extended to December 31, 2014, with an interest rate of 9% per annum effective July 10, 2014. The notes balances, including accrued interest, were paid in full in December 2014.

The former director non-interest bearing note of approximately $6,000 was due the later of five days following the date on which the Company has raised $1 million, or November 1, 2013. Interest began accruing at a rate of 5% per annum on November 1, 2013 in accordance with the specified terms. The former director note and the related accrued interest were paid in full on July 2, 2014.

6.	Other liabilities

Pursuant to the Contribution Agreement dated August 13, 2013, the Company has agreed to issue to a third party service provider a number of restricted shares of its Common Stock to be determined based on the valuation of the shares to be issued to purchasers in connection with the Company’s planned offering of securities as described in CBI’s Amended Plan of Reorganization in payment of a $52,500 claim. Such shares of Common Stock are to be issued to such service provider within five (5) business days of the final determination of such valuation (as memorialized in the final transaction documentation for such offering). The $52,500 is included in the balance of other liabilities in the Balance Sheets for December 31, 2014 and 2013. Additional accrued amounts for unbilled legal expenses and research and development are included in the December 31, 2014 total of $73,178.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

7.	Income Taxes:

The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2014	2013
Income taxes (benefit) computed at statutory rate	$(1,351,601)	$(627,319)
State income tax benefit, net	(137,219)	(63,688)
Other	80,899	—
Change in valuation allowance	1,407,921	691,007

	$—	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2014	2013
In-process research and development	$996,154	$346,801
Net operating loss carry forward	878,706	407,398
R&D credit	15,779	2,584
Share-based compensation	256,219	—
Accrued expenses	17,850	—

	2,164,708	756,783

Less: valuation allowance	(2,164,708)	(756,783)

	$—	$—

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

The Company has a federal net operating loss (“NOLs”) of approximately $2.4 million as of December 31, 2014. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $2.2 million as of December 31, 2013. The loss carryforwards begin to expire in 2018.

8.	Chapter 11 Information:

During the year ended December 31, 2013, the Company settled all pre-petition claims associated with the bankruptcy in cash and Common Stock. The Company paid $357,265 in cash and $152,000 in Common Stock to settle the claims. The Common Stock was valued using the 30 day average of the Company’s stock price. The $166,676 difference between pre-petition liabilities and the settled amount was recognized as gain on reorganization in the accompanying statement of operations for the year ended December 31, 2013. There was no such gain for the year ended December 31, 2014.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

9.	Stockholders’ Equity:

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

On July 18, 2014, a 2014 Equity Incentive Plan (“EIP”) was adopted by the Company’s Board of Directors. On September 30, 2014, the EIP was approved by the majority of stockholders. The 2014 EIP authorizes the issuance of up to 32,583,475 shares of the Company’s common stock. In July 2014, 15,041,738 restricted stock units (“RSUs”) were granted to the Company’s Chief Executive Officer, Nicholas J. Virca, and shall vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a New Drug Application (“NDA”) by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Virca is actively employed by the Company on the earlier of such date. An additional 1.5 million RSUs were issued to various Board members and officers with the same vesting schedule. In August 2014, 7,000,000 RSUs were issued to the Company’s Chief Financial Officer, Garrison J. Hasara. Of those RSUs, 50% shall vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a NDA by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Hasara is actively employed by the Company on the earlier of such date. The balance of the RSUs will vest September 3, 2017.

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $753,585 in stock-based compensation expense related to Restricted Stock Units for the year ended December 31, 2014. There was no comparable expense for the year ended December 31, 2013. As of December 31, 2014 there was approximately $3.0 million in unamortized stock-based compensation cost related to non-vested stock awards.

Stock option activity for the years ended December 31, 2014 and 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Outstanding at December 31, 2012	245,443	$3.02	$—
Granted in 2013	—	—	—
Exercised	—	—	—
Canceled	(245,443)	3.02	—

Outstanding at December 31, 2013	—	—	—
Granted in 2014	—	—	—
Exercised	—	—	—

Outstanding at December 31, 2014	—	$—	$—

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

9.	Stockholders’ Deficit (continued):

Issuance of Restricted Stock

In April 2013, restricted shares were issued to CBI’s CEO, one CBI board member and one former CBI officer for a portion of their approved claims. The number of shares issued, which totaled 3,328,467, was determined by using a per share price equal to the average of the 30 day closing price of Common Stock and was valued at $152,000.

Issuance of Preferred and Common Stock

Upon entering into the Amended and Restated Supply and License Agreement with Mayne Pharma, the Company issued 258,363 shares of Series A Preferred Stock to Mayne Pharma. The fair value of such issued shares of Series A Preferred Stock has been accounted for as in-process research and development totaling approximately $1.3 million and is included in research and development expense for the year ended December 31, 2014.

See Note 1 for discussion of Series A Preferred Stock issued for related party debt forgiveness.

See Note 1 for discussion of Common Stock issued.

Warrants

Pursuant to the Mayne Purchase Agreement (Note 1), a warrant to purchase 10,250,569 shares of the Company’s common stock at $0.0878 were granted to Mayne Pharma. The warrant will expire on June 24, 2019. The fair value of warrants has been accounted for as in-process research and development totaling approximately $0.6 million and is included in research and development expense for the year ended December 31, 2014.

Pursuant to the Debt Forgiveness Agreement (Note 1) with HPLLC, a warrant to purchase 10,250,569 shares of the Company’s common stock at $0.0878 was granted to HPLLC. The warrant will expire on June 24, 2019. The amount of debt forgiven of $450,000 was recorded as additional paid-in capital for the year ended December 31, 2014.

10.	Related party transactions:

As part of the short-form reincorporation merger with HPPI, certain expenses had been incurred for officer salary, travel, legal and patent expense. These expenses, totaling $366,130, were paid by Hedgepath, LLC on behalf of the newly formed HPPI and are included in due to related party in the accompanying balance sheet as of December 31, 2013. An additional $273,638 was advanced during 2014. The balance of $639,768 was exchange for preferred stock, common stock and common stock warrants as discussed further in note 1 (Related Party Debt Forgiveness Agreement).

11.	Legal Proceedings:

Chien Connecticut Case

In October 2012, Andrew Chien (“Chien”), an alleged shareholder of the Company’s predecessor, CBI, filed suit in Connecticut state court (later removed to the United States District Court for the District of Connecticut (the “CT District Court”)) against CBI, Dr. Richard J. Freer (a director and officer of CBI) (“Freer”), and the law firm LeClairRyan (the “Chien Connecticut Case”).

In October 2012, the CT District Court in the Chien Connecticut Case entered an Order dismissing Chien’s claims without prejudice on account of CBI’s pending Chapter 11 bankruptcy.

Chien filed various motions in response to the CT District Court’s decision dismissing the claims asserted against Freer and LeClairRyan, including a motion for reconsideration. On Thursday, May 29, 2014, the presiding judge issued several orders. The CT District Court granted Chien’s request that he be allowed to proceed with the fifth and six claims he asserted against CBI in his Complaint, namely (i) a claim for relief entitled “Securities Fraud and Fiduciary Duty Violation against CBI” and (ii) a claim for relief entitled “Fiduciary Duty violation against CBI” (collectively, the “Chien Claims”). A related scheduling order provided that CBI had until June 20, 2014 to answer or otherwise respond to the Complaint. The Company retained LeClairRyan to serve as CBI’s counsel in the Chien Connecticut Case. On June 20, 2014, LeClairRyan filed on CBI’s behalf a motion to dismiss seeking a dismissal with prejudice of the Chien Claims. LeClairRyan also filed on CBI’s behalf a motion to stay discovery. On August 5, 2014, the CT District Court granted CBI’s motion to stay discovery.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

11.	Legal Proceedings (continued):

Chien Connecticut Case (continued):

On November 4, 2014, the CT District Court dismissed the case and the matter was closed by the court. On December 1, 2014, Chien filed various motions including a Motion to Reargue. In response, the Company filed a consolidated opposition to Chien’s various pleadings, including to the Motion to Reargue. The Company is now awaiting a decision from the Court. The Company strongly refutes as without merit Chien’s claims and will continue to vigorously defend the lawsuit.

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

Other

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against Accentia Biopharmaceuticals, Inc., and several current and former directors and officers of Accentia and its former subsidiary, Biovest International, Inc. (collectively the “Class Action”), including Frank E. O’Donnell, Jr. M.D., the Company’s Executive Chairman. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the clinical trial of Biovest’s cancer vaccine, BiovaxID, and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest during a defined time period. All defendants, including Dr. O’Donnell, believe this litigation to be without merit, deny any wrongdoing or liability and have vigorously defended the alleged claims. A settlement of this matter, in which defendants make no admissions of wrongdoing or liability, has been agreed upon by all parties and approved by the Court.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: February 13, 2015	By:	/S/ NICHOLAS J. VIRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Garrison J. Hasara
	Name:	Garrison J. Hasara
	Title:	Chief Financial Officer and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ DR. FRANCIS E. O’DONNELL, JR.	Executive Chairman and Director	February 13, 2015
Dr. Francis E. O’Donnell, Jr.

/S/ STEFAN J. CROSS	Director	February 13, 2015
Stefan J. Cross

/S/ DR. R. DANA ONO	Director	February 13, 2015
Dr. R. Dana Ono

/S/ SAMUEL P. SEARS, JR.	Director	February 13, 2015
Samuel P. Sears, Jr.

/S/ W. MARK WATSON, CPA	Director	February 13, 2015
W. Mark Watson, CPA

S-1