Form 10-Q
period 2015-03-31
HedgePath Pharmaceuticals, Inc.
filed 2015-05-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, there were 211,419,937 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$83,951	$365,161
Other current assets	43,723	97,817

Total current assets	127,674	462,978

Total assets	$127,674	$462,978

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$493,877	$324,966
Other liabilities	74,689	75,933

Total current liabilities	568,566	400,899

Total liabilities	568,566	400,899

Commitments and contingencies (note 7)	—	—
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 340,000,000 shares authorized; 211,419,937 shares issued and outstanding	21,142	21,142
Additional paid-in capital	32,683,593	32,263,890
Accumulated deficit	(33,145,627)	(32,222,953)

Total stockholders’ (deficit) equity	(440,892)	62,079

Total liabilities and stockholders’ (deficit) equity	$127,674	$462,978

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:

Total Revenues:	$—	$—

Expenses:
Research and development expenses	313,017	25,325
General and administrative	609,657	161,605

Total Expenses:	922,674	186,930

Loss from operations	(922,674)	(186,930)
Interest expense	—	(9,558)

Net loss	$(922,674)	$(196,488)

Basic and diluted net loss per share	$—	$(0.01)

Weighted average common stock shares outstanding	211,419,937	18,888,971

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balances, January 1, 2015	211,419,937	$21,142	$32,263,890	$(32,222,953)	$62,079
Stock based compensation	—	—	419,703	—	419,703
Net loss	—	—	—	(922,674)	(922,674)

Balances, March 31, 2015	211,419,937	$21,142	$32,683,593	$(33,145,627)	$(440,892)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(922,674)	$(196,488)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash interest expense	—	6,666
Stock based compensation	419,703	—
Changes in assets and liabilities:
Prepaid expense and other current assets	54,094	—
Accounts payable and other current liabilities	167,667	81,317

Net cash used in operating activities	(281,210)	(108,505)

Financing activities:
Proceeds from related party advances	—	108,744

Net cash flows from financing activities	—	108,744

Net change in cash and cash equivalents	(281,210)	239
Cash and cash equivalents at beginning of period	365,161	217

Cash and cash equivalents at end of period	$83,951	$456

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2015, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014, which are included in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on February 13, 2015 (the “2014 Annual Report”). The accompanying condensed balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2014 Annual Report and our other filings with the SEC.

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

Nature of the Business and Background

The Company is a biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America (“U.S.”) market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome). The Company’s proposed therapy is based upon the use of SUBA-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and has applied for patents to cover the Company’s inventions.

Mayne Pharma Supply and License Agreement

On September 3, 2013, the Company entered into an exclusive Supply and License Agreement (the “Supply and License Agreement”) with Mayne Pharma International Pty Ltd., a company incorporated in Australia (“MPI”), pursuant to which MPI agreed to: (i) supply the Company with its patented formulation of the drug itraconazole in a particular dose formulation (the “Product”) for the treatment of human patients with cancer via oral administration (the “Field”) (with the initial areas of investigation being skin, lung and prostate cancer) in the United States (the “Territory”), (ii) provide the Company with an exclusive license to use and develop the intellectual property related to the Product in the Field and in the Territory and (iii) participate in a joint development committee with the Company to clinically develop the Product in the Field and in the Territory. The Company expects to pursue the development of the Product for treatment of a variety of cancers (initially basal cell carcinoma in patients with Gorlin Syndrome) with a focus on clinical development, seeking regulatory approvals and, if regulatory approval is obtained, marketing in the U.S.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

1.	Corporate overview (continued):

Subject to earlier termination if certain conditions (“Conditions”) were not met (which Conditions were subsequently eliminated as described further below), the term of the Supply and License Agreement was until the later of: (i) 10 years from the target launch date of the Product for the treatment of human patients with cancer via oral administration or (ii) the date on which all issued patents of MPI or any of its affiliates referred to in the Supply and License Agreement had lapsed or expired. The Company entered into Amendment No. 1 and Amendment No. 2 to the Supply and License Agreement (the “Amended Supply and License Agreement”) with MPI to extend the date by which the Conditions were to be met to May 30, 2014.

On June 24, 2014, the Company and Mayne Pharma Ventures Pty Ltd (“Mayne Pharma”), an Australian company and assignee of MPI’s rights, along with Nicholas J. Virca, the Company’s President and Chief Executive Officer (“Virca”), Frank O’Donnell, Jr., M.D., the Company’s Executive Chairman (“O’Donnell”) and HPLLC, consummated a series of related transactions to fulfill the Conditions in a manner mutually acceptable to the Company and Mayne Pharma. In connection therewith, the Company and Mayne Pharma entered into, among other agreements, an Amended and Restated Supply and License Agreement as of June 24, 2014 (the “Amended and Restated Supply and License Agreement”) principally to eliminate the Conditions and related early termination rights of Mayne Pharma.

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

However, there can be no assurance that any of these plans will be implemented or that the Company will be able to obtain additional financing on commercially reasonable terms, if at all.

There is substantial doubt about the Company’s ability to continue as a going concern. The Company’s current independent registered public accounting firm has included a paragraph emphasizing “going concern” uncertainty in their audit report on the 2014 financial statements dated February 13, 2015. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company had cash and cash equivalents of approximately $84,000 as of March 31, 2015 and approximately $7,000 as of May 13, 2015. The Company is currently negotiating a common stock and equity financing with a significant stockholder which would bolster our cash balance. No assurances can be given, however, that the Company will be able to close such financing.

3.	Summary of Significant Accounting Policies:

Estimates

The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income is recognized when earned by the Company.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2015, the Company had did not have any depository accounts containing a cash balance in excess of these insured limits.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities issued are determined by the Company based predominantly on the trading price of the common stock. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the condensed financial statements for the three months ended March 31, 2015 or 2014.

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

4.	Prepaid Expenses:

At March 31, 2015, prepaid expenses of $43,723 consist primarily of premiums related to the Company’s directors and officers insurance. Prepaid expenses of $97,817 at December 31, 2014 consist primarily of $60,000 in professional fees related to a potential registered securities offering that were expensed during the three months ended March 31, 2015 and approximately $40,000 related to directors and officers insurance premiums.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

5.	Other liabilities

At March 31, 2015 and December 31, 2014 other liabilities include $52,500 payable to a third party service provider for which the Company has agreed to issue a number of restricted shares of its Common Stock to be determined based on the valuation of the shares to be issued to purchasers in connection with the Company’s offering of securities as described in Commonwealth Biotechnology, Inc.’s (“CBI”) Amended Plan of Reorganization filed in 2013. Such shares of Common Stock are to be issued to such service provider within five (5) business days of the final determination of such valuation (as memorialized in the final transaction documentation for such offering).

6.	Stockholders’ Equity:

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

Total stock-based compensation for the three months ended March 31, 2015 was $419,703, is related to certain RSUs issued in 2014 and is classified as research and development expense and general and administrative expense in the accompanying condensed 2015 statement of operations. There was approximately $2.6 million in unamortized stock-based compensation relating the RSUs at March 31, 2015, which is expected to be recognized over the next 30 months. The fair value of RSUs was determined using the quoted market price of the Company’s common stock on the date of issuance and the number of shares expected to vest.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

7.	Legal Proceedings: (continued)

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

On November 4, 2014, the CT District Court dismissed the case and the matter was closed by the CT District Court. On December 1, 2014, Chien filed various motions including a Motion to Reargue. In response, the Company filed a consolidated opposition to Chien’s various pleadings, including to the Motion to Reargue. The Company is now awaiting a decision from the CT District Court. The Company strongly refutes as without merit Chien’s claims and will continue to vigorously defend the lawsuit.

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

Critical Accounting Policies

See Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Research and Development Expenses. We recognized approximately $0.3 million in research and development expenses during the three months ended March 31, 2015 compared to approximately $0.03 million for the three months ended March 31, 2014. Research and development expenses for the current period include salaries and consulting expenses related to clinical trial design and regulatory activities, legal expenses relating to patents, and stock-based compensation. Research and development expenses for the prior period consists primarily of salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized approximately $0.6 million and $0.2 million in general and administrative expenses during the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase is primarily a result of an increase in stock based compensation relating to restricted stock units issued in the quarter ended September 30, 2014.

Interest Expense. We recognized approximately $0.01 million in interest expense during the three months ended March 31, 2014 related to former employee notes. There was no such expense during the three months ended March 31, 2015 as all notes were paid in full in 2014.

Liquidity and Capital Resources

We had approximately $84,000 cash on hand at March 31, 2015 and approximately $7,000 as of May 13, 2015. We are currently negotiating a common stock and equity financing with a significant stockholder which would bolster our cash balance. No assurances can be given, however, that we will be able to close such financing.

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

There is a risk that none of these or similar efforts will raise needed capital for us. As a result of the foregoing circumstances, there is substantial doubt about our ability to continue as a going concern. The Company’s current independent registered public accounting firm has included a paragraph emphasizing “going concern” uncertainty in their audit report on the 2014 financial statements dated February 13, 2015. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in our internal control over financial reporting during our first fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2014, the CT District Court dismissed the case and the matter was closed by the CT District Court. On December 1, 2014, Chien filed various motions including a Motion to Reargue. In response, we filed a consolidated opposition to Chien’s various pleadings, including to the Motion to Reargue. We are now awaiting a decision from the CT District Court. We strongly refute as without merit Chien’s claims and will continue to vigorously defend the lawsuit. We strongly refute as without merit Chien’s claims and will vigorously defend the lawsuit.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: May 13, 2015	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1