Form 10-Q
period 2015-06-30
HedgePath Pharmaceuticals, Inc.
filed 2015-08-14
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 245,353,270 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,893,572	$365,161
Prepaid expenses and other current assets	46,274	97,817

Total current assets	1,939,846	462,978

Other long-term assets	250,000	—

Total assets	$2,189,846	$462,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,470	$324,966
Other liabilities	166,221	75,933

Total current liabilities	412,691	400,899

Total liabilities	412,691	400,899

Commitments and contingencies (note 7)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 340,000,000 shares authorized; 245,353,270 and 211,419,937 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,535	21,142
Additional paid-in capital	35,689,903	32,263,890
Accumulated deficit	(33,937,283)	(32,222,953)

Total stockholders’ equity	1,777,155	62,079

Total liabilities and stockholders’ equity	$2,189,846	$462,978

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:	$—	$—	$—	$—

Total Revenues:	—	—	—	—

Expenses:
Research and development expenses	300,288	1,930,482	613,305	1,955,807
General and administrative	491,368	185,182	1,101,025	346,787

Total Expenses:	791,656	2,115,664	1,714,330	2,302,594

Loss from operations	(791,656)	(2,115,664)	(1,714,330)	(2,302,594)
Interest expense	—	(24,994)	—	(34,552)

Net loss	$(791,656)	$(2,140,658)	$(1,714,330)	$(2,337,146)

Basic and diluted net loss per share	$(0.00)	$(0.10)	$(0.01)	$(0.12)

Weighted average common stock shares outstanding	227,827,263	20,622,065	219,668,924	19,760,306

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2015	211,419,937	$21,142	$32,263,890	$(32,222,953)	$62,079
Sale of common stock and common stock warrants to related party	33,333,333	3,333	2,496,667	—	2,500,000
Common shares issued for payment of trade payables	600,000	60	89,940	—	90,000
Stock-based compensation	—	—	839,406	—	839,406
Net loss	—	—	—	(1,714,330)	(1,714,330)

Balances, June 30, 2015	245,353,270	$24,535	$35,689,903	$(33,937,283)	$1,777,155

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Six months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,714,330)	$(2,337,146)
Adjustments to reconcile net loss to net cash flows from operating activities:
In-process research and development purchased with the issuance of preferred stock and common stock warrants	—	1,909,860
Non-cash interest expense	—	24,666
Stock based compensation	839,406	—
Changes in assets and liabilities:
Prepaid expense, other current assets, and other assets	(198,457)	(19,291)
Accounts payable and other current liabilities	101,792	19,282

Net cash used in operating activities	(971,589)	(402,629)

Financing activities:
Proceeds from related party advances	—	273,638
Proceeds from sale of common stock and common stock warrants to related party	2,500,000	400,000

Net cash flows from financing activities	2,500,000	673,638

Net change in cash and cash equivalents	1,528,411	271,009
Cash and cash equivalents at beginning of period	365,161	217

Cash and cash equivalents at end of period	$1,893,572	$271,226

Supplemental disclosure of non-cash financing activity:
Issuance of stock in debt forgiveness transaction	$—	$189,768
Issuance of warrants in debt forgiveness transaction	$—	$450,000
Issuance of common stock for common stock subscription receivable	$—	$1,100,00
Issuance of common stock in payment of trade payables	$90,000	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2015, and for all periods presented, have been made.

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

The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2014 Annual Report and our other filings with the SEC.

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

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America (“U.S.”) market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome). The Company’s proposed therapy is based upon the use of SUBA-Itraconazole™, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and has applied for patents to cover the Company’s inventions. On July 24,2015, the US Patent and Trademark Office issued a Notice of Allowance with respect to the Company’s US patent application, #14/173,588, “Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors”, which was filed on February 5, 2014.

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and significant shareholder Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) under a supply and license agreement, originally dated September 3, 2013 and most recently amended and restated on May 15, 2015 (the “SLA”). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being the Company’s licensor and supply partner, under the SLA and related agreements, Mayne Pharma holds a significant minority equity stake in the Company and holds important rights with respect to the Company, such as the right to appoint a member to the Company’s Board of Directors. In addition, the Company expects to obtain a sublicense from Mayne Pharma to rights for certain patents regarding the use of itraconazole as a cancer treatment.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

1.	Corporate overview (continued):

On May 15, 2015, the Company and Mayne Pharma, along with Nicholas J. Virca, the Company’s President and Chief Executive Officer (“Virca”), Frank O’Donnell, Jr., M.D., the Company’s Executive Chairman (“O’Donnell”) and Hedgepath, LLC, a Florida limited liability company and substantial stockholder of the Company which is controlled by Black Robe Capital LLC, of which O’Donnell is the manager (“HPLLC”), consummated a series of related transactions in connection with a $2.5 million equity financing for the Company from Mayne Pharma and to remedy certain breaches by the Company related to the agreements previously consummated by the Company, Mayne Pharma, HPLLC, Virca and O’Donnell on June 24, 2014. For more information regarding the equity financing, see note 6.

2.	Liquidity and management’s plans:

The Company had cash and cash equivalents of approximately $1.9 million as of June 30, 2015 which should fund current anticipated operations into the first quarter of next year, but requires significant additional financing for its research and development, commercialization and distribution efforts, and its working capital. The Company intends to finance these activities primarily through:

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

However, there is a material risk that none of these plans will be implemented and that the Company will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company, its viability, its financial condition and its results of operations in 2015 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing stockholders.

As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s current independent registered public accounting firm has included a paragraph emphasizing this going concern uncertainty in their audit report on the 2014 financial statements dated February 13, 2015. The condensed financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of June 30, 2015, the Company had approximately $1.4 million which exceeded these insured limits.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

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

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the condensed financial statements for the six months ended June 30, 2015 or 2014.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, will be effective for the Company in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company will evaluate the impact of adoption of this standard on its financial statements upon commencement of revenue generating activities.

4.	Other long-term assets:

Other long-term assets consists of a $250,000 deposit with our independent contract research organization. The deposit is fully refundable at the conclusion of our clinical trial which targets basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome.

5.	Other liabilities:

At June 30, 2015 and December 31, 2014 other liabilities include $52,500 payable to a third party service provider for which the Company has agreed to issue a number of restricted shares of its Common Stock to be determined based on the valuation of the shares to be issued to purchasers in connection with the Company’s offering of securities as described in Commonwealth Biotechnology, Inc.’s (“CBI”) Amended Plan of Reorganization filed in 2013. Such shares of Common Stock are to be issued to such service provider within five (5) business days of the final determination of such valuation (as memorialized in the final transaction documentation for such offering). Additional other liabilities at June 30, 2015 and December 31, 2014 include approximately $103,000 and $23,000 of accrued legal and research and development expenses, respectively.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

6.	Stockholders’ Equity:

Securities Purchase Agreement

On May 15, 2015, the Company and Mayne Pharma entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which, in consideration of Mayne Pharma’s investment of $2.5 million in the Company, the Company issued (i) 33,333,333 shares of Common Stock and (ii) a warrant to purchase 33,333,333 shares of Common Stock (the “Warrant”) for an aggregate purchase price of $2,500,000, or $0.075 per share. The transaction contemplated by the Purchase Agreement formally closed on May 18, 2015. The Warrant is immediately exercisable, subject to certain restrictions, at an exercise price of $0.075 per share and expires on May 15, 2020.

Employee Stock Plans

Total stock-based compensation for the six months ended June 30, 2015 was $839,406 and is related to certain Restricted Stock Units (“RSUs”) granted in 2014 in connection with the Company’s 2014 Equity Incentive Plan. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed 2015 statement of operations. There was approximately $2.2 million in unamortized stock-based compensation relating to the RSUs at June 30, 2015, which is expected to be recognized over the next 27 months. The fair value of the RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest.

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

On November 4, 2014, the CT District Court dismissed the case and the matter was closed by the CT District Court. On December 1, 2014, Chien filed various motions including a Motion to Reargue. In response, the Company filed a consolidated opposition to Chien’s various pleadings, including to the Motion to Reargue. In June 2015, the CT District Court denied all motions including Chien’s Motion to Reargue.

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

Results of Operations

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Research and Development Expenses. We recognized approximately $0.3 million in research and development expenses during the three months ended June 30, 2015 compared to approximately $1.9 million for the three months ended June 30, 2014. Research and development expenses for the current period include contract research organization expenses related to our clinical trial, salaries and consulting expenses related to clinical trial design and regulatory activities, legal expenses relating to patents, and stock-based compensation. Research and development expenses for the prior period include approximately $1.9 million in purchased in-process research and development related to our supply and license agreement with Mayne Pharma, as well as salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized approximately $0.5 million and $0.2 million in general and administrative expenses during the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees and consulting. The increase is primarily a result of an increase in stock based compensation relating to restricted stock units issued during the quarter ended September 30, 2014.

Interest Expense. We recognized approximately $0.02 million in interest expense during the three months ended June 30, 2014 related to former employee notes. There was no such expense during the three months ended June 30, 2015 as all notes were paid in full in 2014.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Research and Development Expenses. We recognized approximately $0.6 million and $2.0 million in research and development expenses during the six months ended June 30, 2015 and 2014, respectively. Research and development expenses for the current period include contract research organization expenses related to our clinical trial, salaries and consulting expenses related to clinical trial design and regulatory activities, legal expenses relating to patents, and stock-based compensation. Research and development expenses for the prior period include approximately $1.9 million in purchased in-process research and development related to our supply and license agreement with Mayne Pharma, as well as salaries related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized approximately $1.1 million and $0.3 million in general and administrative expenses during the six months ended June 30, 2015 and 2014, respectively. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees and consulting. The increase is primarily a result of an increase in stock based compensation relating to restricted stock units issued during the quarter ended September 30, 2014.

Interest Expense. We recognized approximately $0.03 million in interest expense during the six months ended June 30, 2014 related to former employee notes. There was no such expense during the six months ended June 30, 2015 as all notes were paid in full in 2014.

Liquidity and Capital Resources

We had approximately $1.9 million cash on hand at June 30, 2015, which we believe will fund our current anticipated operations into the first quarter of next year. We will require additional financing in order to progress our business plan. It is highly unlikely that any funds required during the next twelve months or thereafter can be generated from our operations. Moreover, there can be no assurances given that additional funds will be available from external sources, such as debt or equity financing or other potential sources on commercially acceptable terms, or at all.

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

However, there is a material risk that none of these plans will be implemented and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company, our viability, our financial condition and our results of operations in 2015 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing stockholders.

As a result of the foregoing circumstances, there is substantial doubt about our ability to continue as a going concern. The Company’s current independent registered public accounting firm has included a paragraph emphasizing this going concern uncertainty in their audit report on the 2014 financial statements dated February 13, 2015. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first six months of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2014, the CT District Court dismissed the case and the matter was closed by the CT District Court. On December 1, 2014, Chien filed various motions including a Motion to Reargue. In response, we filed a consolidated opposition to Chien’s various pleadings, including to the Motion to Reargue. In June 2015, the CT District Court denied all motions including Chien’s Motion to Reargue.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of this Quarterly Report, all unregistered sales of our securities were previously disclosed in a Current Report on Form 8-K.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

4.1	Warrant, dated May 15, 2015 issued to Mayne Pharma Ventures Pty Ltd.

10.1	Amended and Restated Equity Holders’ Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC., Nicholas J. Virca and Frank O’Donnell

10.2	First Amendment to Executive Chairman Agreement, dated May 15, 2015, between the Company and Frank O’Donnell, Jr. M.D.

Number	Description

10.3	First Amendment to Employment Agreement, dated May 15, 2015, between the Company and Nicholas J. Virca

10.4	Second Amended and Restated Supply and License Agreement, dated May 15, 2015, by and among the Company and Mayne Pharma*

10.5	Securities Purchase Agreement, dated May 15, 2015, by and between the Company and Mayne Pharma Ventures Pty Ltd.

10.6	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc.*

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (**)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (**)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment is requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: August 14, 2015	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1