Form 10-Q
period 2015-09-30
HedgePath Pharmaceuticals, Inc.
filed 2015-11-04
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, there were 245,353,270 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,243,272	$365,161
Prepaid expenses and other current assets	56,611	97,817

Total current assets	1,299,883	462,978
Other long-term assets	250,000	—

Total assets	$1,549,883	$462,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442,088	$324,966
Other liabilities	98,318	75,933

Total current liabilities	540,406	400,899

Total liabilities	540,406	400,899

Commitments and contingencies (note 7)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 340,000,000 shares authorized; 245,353,270 and 211,419,937 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	24,535	21,142
Additional paid-in capital	36,124,286	32,263,890
Accumulated deficit	(35,139,344)	(32,222,953)

Total stockholders’ equity	1,009,477	62,079

Total liabilities and stockholders’ equity	$1,549,883	$462,978

See notes to unaudited condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:	$—	$—	$—	$—

Total Revenues:	—	—	—	—

Expenses:
Research and development expenses	601,664	166,963	1,214,969	2,122,770
General and administrative	600,397	571,127	1,701,422	917,914

Total Expenses:	1,202,061	738,090	2,916,391	3,040,684

Loss from operations	(1,202,061)	(738,090)	(2,916,391)	(3,040,684)
Interest expense	—	(1,979)	—	(36,531)

Net loss	$(1,202,061)	$(740,069)	$(2,916,391)	$(3,077,215)

Basic and diluted net loss per share	$—	$(0.01)	$(0.01)	$(0.05)

Weighted average common stock shares outstanding	245,353,270	130,115,236	228,324,455	56,949,513

See notes to unaudited condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2015	211,419,937	$21,142	$32,263,890	$(32,222,953)	$62,079
Sale of common stock and common stock warrants to related party	33,333,333	3,333	2,496,667	—	2,500,000
Common shares issued for payment of trade payables	600,000	60	89,940	—	90,000
Stock-based compensation	—	—	1,273,789	—	1,273,789
Net loss	—	—	—	(2,916,391)	(2,916,391)

Balances, September 30, 2015	245,353,270	$24,535	$36,124,286	$(35,139,344)	$1,009,477

See notes to unaudited condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Nine months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(2,916,391)	$(3,077,215)
Adjustments to reconcile net loss to net cash flows from operating activities:
In-process research and development purchased with the issuance of preferred stock and common stock warrants	—	1,909,860
Non-cash interest expense	—	24,666
Stock based compensation	1,273,789	333,882
Changes in assets and liabilities:
Prepaid expense, other current assets, and other assets	(208,794)	(37,240)
Accounts payable and other current liabilities	229,507	61,307

Net cash used in operating activities	(1,621,889)	(784,740)

Financing activities:
Proceeds from related party advances	—	273,638
Proceeds from sale of common stock and common stock warrants and collection of stock subscription receivable, related party	2,500,000	950,000
Payment on notes payable	—	(63,250)

Net cash flows from financing activities	2,500,000	1,160,388

Net change in cash and cash equivalents	878,111	375,648
Cash and cash equivalents at beginning of period	365,161	217

Cash and cash equivalents at end of period	$1,243,272	$375,865

Supplemental disclosure of non-cash financing activity:
Issuance of stock in debt forgiveness transaction	$—	$189,768
Issuance of warrants in debt forgiveness transaction	$—	$450,000
Issuance of common stock for common stock subscription receivable	$—	$1,250,000
Issuance of common stock in payment of trade payables	$90,000	$—

See notes to unaudited condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

1. Corporate overview:

Overview

The accompanying condensed financial statements (unaudited) of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2015, and for all periods presented, have been made.

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

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2014 Annual Report and our other filings with the SEC.

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

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America (“U.S.”) market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company has begun dosing its Phase II(b) clinical trial. The Company’s proposed therapy is based upon the use of SUBA-Itraconazole™, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and has applied for patents to cover the Company’s inventions.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

1. Corporate overview (continued):

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

On September 2, 2015, the Company entered into a sublicense agreement with Mayne Pharma. Pursuant to the Agreement, Mayne Pharma sublicensed to the Company the exclusive U.S. rights to two additional patents regarding the use of Itraconazole for treatment of cancer, namely US patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and US patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014. Mayne Pharma is the sublicensee of the patents from Accelas Holdings, a British Virgin Islands company, who in turn is the licensee from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration. The Company paid a license fee of $75,000 to Mayne Pharma upon entering into the sublicense agreement, which is included in research and development expenses in the accompanying 2015 condensed statement of operations.

2. Liquidity and management’s plans:

The Company had cash and cash equivalents of approximately $1.2 million as of September 30, 2015 which should fund current anticipated operations into the first quarter of next year, but requires significant additional financing for its research and development, commercialization and distribution efforts, and its working capital. The Company intends to finance these activities primarily through:

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

As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s current independent registered public accounting firm has included a paragraph emphasizing this going concern uncertainty in their audit report on the 2014 financial statements dated February 13, 2015. The condensed financial statements included herein do

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

2. Liquidity and management’s plans (continued):

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of September 30, 2015, the Company had approximately $0.7 million which exceeded these insured limits.

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

4. Other long-term assets:

Other long-term assets consist of a $250,000 deposit with our independent contract research organization. The deposit is fully refundable at the conclusion of our clinical trial which targets basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

5. Other liabilities:

At September 30, 2015, other liabilities include approximately $61,000 of accrued legal expenses (of which $52,500 are related to 2013 reorganization and required to be settled in stock upon completion of at least a $5 million stock offering), $12,000 of accrued payroll expenses, and $25,000 of research and development expenses.

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

Employee Stock Plans

Total stock-based compensation for the nine months ended September 30, 2015 was approximately $1.3 million and is related to certain Restricted Stock Units (“RSUs”) granted in 2014 and 2015 in connection with the Company’s 2014 Equity Incentive Plan. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed 2015 statement of operations. There was approximately $2.0 million in unamortized stock-based compensation relating to the RSUs at September 30, 2015, which is expected to be recognized over the next 35 months. On August 14, 2015, 1.6 million RSUs were granted to various Board members and the Company Secretary and shall vest upon the earlier to occur of (i) September 5, 2017 or (ii) the approval by the FDA of a New Drug Application (“NDA”) for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology. The grant date fair value related to these RSUs totaled approximately $0.2 million and will be recognized over the vesting period through September 2017.

An additional 750,000 RSUs were granted on August 14, 2015 to various employees and contractors of the Company and shall vest over three years through August 14, 2018. The grant date fair value related to these RSUs totaled approximately $0.1 million and will be recognized over the vesting period through August 2018.The fair value of the RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest.

7. Legal Proceedings:

Chien Connecticut Case

In October 2012, Andrew Chien (“Chien”), an alleged shareholder of our predecessor, CBI, filed suit in Connecticut state court (later removed to the United States District Court for the District of Connecticut (the “CT District Court”)) against CBI, Dr. Richard J. Freer (a director and officer of CBI) (“Freer”), and the law firm LeClairRyan.

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

Results of Operations

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Research and Development Expenses. We recognized approximately $0.6 million in research and development expenses during the three months ended September 30, 2015 compared to approximately $0.2 million for the three months ended September 30, 2014. The increase of approximately $0.4 million is due primarily to the expenses relating to our clinical trial targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome which commenced during the three months ended September 30, 2015.

General and Administrative Expenses. We recognized approximately $0.6 million in general and administrative expenses during the three months ended September 30, 2015 and 2014. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees and consulting.

Interest Expense. We recognized a nominal amount of interest expense during the three months ended September 30, 2014 related to former employee notes. There was no such expense during the three months ended September 30, 2015 as all notes were paid in full in 2014.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Research and Development Expenses. We recognized approximately $1.2 million and $2.1 million in research and development expenses during the nine months ended September 30, 2015 and 2014, respectively. Research and development expenses for the current period include contract research organization expenses related to our clinical trial targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome, salaries and consulting expenses related to clinical and regulatory activities, legal expenses relating to patents, and stock-based compensation. The decrease in research and development expenses for the prior period is primarily due to approximately $1.9 million in purchased in-process research and development in 2014 related to our supply and license agreement with Mayne Pharma which is offset by current year expense of approximately $0.6 million related to our clinical trial targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome as well as approximately $0.1 million in license fees related to the sub-license agreement with Mayne Pharma and an increase of approximately $0.3 million in non-cash stock-based compensation relating to restricted stock units issued during the nine months ended September 30, 2014 and 2015.

General and Administrative Expenses. We recognized approximately $1.7 million and $0.9 million in general and administrative expenses during the nine months ended September 30, 2015 and 2014, respectively. General and administrative expenses consist of compensation and related costs for corporate administrative staff, facility expenditures, professional fees and consulting. The increase is primarily a result of an increase in non-cash stock-based compensation relating to restricted stock units issued during the nine months ended September 30, 2015.

Interest Expense. We recognized approximately $0.04 million in interest expense during the nine months ended September 30, 2014 related to former employee notes. There was no such expense during the nine months ended September 30, 2015 as all notes were paid in full in 2014.

Liquidity and Capital Resources

We had approximately $1.2 million cash on hand at September 30, 2015, which we believe will fund our current anticipated operations into the first quarter of next year. We will require additional financing in order to progress our business plan. It is highly unlikely that any funds required during the next twelve months or thereafter can be generated from our operations. Moreover, there can be no assurances given that additional funds will be available from external sources, such as debt or equity financing or other potential sources on commercially acceptable terms, or at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first nine months of fiscal 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) the results of our collaboration with Mayne Pharma, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2014 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Chien Connecticut Case

In October 2012, Andrew Chien (“Chien”), an alleged shareholder of the Company when it operated as CBI, filed suit in Connecticut state court (later removed to the United States District Court for the District of Connecticut (the “CT District Court”)) against CBI, Dr. Richard J. Freer (a director and officer of CBI) (“Freer”), and the law firm LeClairRyan.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: November 4, 2015	By:	/s/ Nicholas J. Virca
Nicholas J. Virca
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Chief Financial Officer and Treasurer
(Principal Financial Officer)

S-1