Form 10-K
period 2015-12-31
HedgePath Pharmaceuticals, Inc.
filed 2016-02-01
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $2,019,916 based on the closing sale price of the company’s common stock on such date of $0.11 per share, as reported by the OTC Markets Group, Inc.

As of February 1, 2016, there were 245,353,270 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2015

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “HPPI,” the “Company,” “we,” “us” and “our” or similar terms refer to HedgePath Pharmaceuticals, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the SEC that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by those forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	our lack of operating history;

•	our current lack of the capital resources needed to progress our business plan;

•	acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer) by investors and potential commercial collaborators;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop new inventions and intellectual property;

•	our ability to retain key executive members; and

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

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

Overview

We are a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. Our preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome).

Our proposed therapy is based upon SUBA™-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which we hold an exclusive U.S. license as described below. We believe that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans.

“SUBATM technology” (which stands for “super bioavailability”) is designed to improve the bioavailability of orally administered drugs that are poorly soluble. In studies conducted by Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) relating to the anti-fungal use of SUBA-Itraconazole, SUBA-Itraconazole demonstrated improved absorption and significantly reduced variability within and between patients compared to the branded and generic forms of itraconazole in human studies. We believe this technology is well-suited for the exploration of the potential anti-cancer effects of itraconazole.

The predicted benefits of the SUBA-Itraconazole formulation are as follows:

•	polymer drug dispersion technology has been demonstrated to deliver itraconazole with 95% bioavailability;

•	Itraconazole is released in the lower intestine to improve drug delivery and bioavailability;

•	SUBA-Itraconazole levels have been demonstrated to be more consistent within a patient and between patients compared to generic or branded itraconazole;

•	the SUBA drug delivery technology has been demonstrated to allow for higher doses of active ingredient with less toxicity compared to generic formulations;

•	It can be taken with our without food or acidic beverages; and

•	No restrictions regarding achlorhydric patients (low acid stomach) or patients with acid reflux (requiring proton-pump inhibitors).

The foregoing characteristics lead us to believe that SUBA-Itraconazole could be well-suited for chronic use in treating cancer due to its more predictable therapeutic levels and lower toxicity.

In contrast, we believe that the use of the non-SUBA formulation of itraconazole to treat cancer would be more challenging due to the following characteristics of branded and generic formulations:

•	Poor drug delivery resulting in bioavailability of only 55%,

•	Inconsistent blood plasma levels in individual patients and between patients,

•	The need to eat a meal and take acidic beverages with drug dosing to control pH,

•	No achlorhydric (low acid stomach) patients, and

•	No patients who require proton-pump inhibitor drugs to control acid reflux.

Following a meeting between our management and representatives of the FDA in August 2014, we submitted an Investigational New Drug (“IND”) application in November 2014 for the use of our product candidate to treat basal cell carcinoma in patients with Gorlin Syndrome, a genetic disease also known as Basal Cell Carcinoma Nevus Syndrome, which, among other conditions, causes the chronic formation of basal cell tumors. Our IND application was cleared by the FDA in December 2014, and we commenced patient recruiting during the third quarter of 2015 for our Phase II(b) clinical trial. We then began studying the safety and efficacy of the SUBA-Itraconazole formulation during the fourth quarter 2015 to determine how well it reduces basal cell carcinoma tumor burden in patents with Gorlin Syndrome. We expect to report preliminary results during the second half of 2016 in patients who continue treatment under our open-label protocol. During the second half of 2016, we also intend to file individualized clinical trial protocols to expand the study of SUBA-Itraconazole for additional target cancer indications.

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

We have developed, licensed and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole. We have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and significant shareholder Mayne Pharma under a Supply and License Agreement, originally dated September 3, 2013, amended and restated on June 24, 2014 and most recently amended and restated on May 15, 2015 (the “Supply and License Agreement”). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being our licensor and supply partner, under the Supply and License Agreement and related agreements, Mayne Pharma holds a significant minority equity stake in our company and holds important rights with respect to our company, such as the right to appoint a member to our Board of Directors.

In addition, on September 2, 2015, we entered into a sublicense agreement with Mayne Pharma, pursuant to which Mayne Pharma sublicensed to us the exclusive U.S. rights to two patents regarding the use of itraconazole for treatment of cancer, namely US patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and US patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014. Mayne Pharma is the sublicensee of the patents from Accelas Holdings, a British Virgin Islands company, who in turn is the licensee from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration. We paid a license fee of $75,000 to Mayne Pharma upon entering into the sublicense agreement, which is included in research and development expenses in the accompanying 2015 statement of operations.

The following is a summary of intellectual property in the form of issued U.S. Patents we own, or for which we have exclusive licenses, regarding the use of itraconazole, and more specifically SUBA-Itraconazole, as an anti-cancer therapy.

Johns Hopkins University Patents Sublicensed to Mayne Pharma/HedgePath: we have worked in concert with Mayne Pharma to sublicense rights to the following two Johns Hopkins University (JHU) patents for the use of itraconazole as a treatment for cancer as a Hedgehog Pathway Inhibitor and as an Angiogenesis Inhibitor:

Johns Hopkins University US Patent 8,653,083

Hedgehog Pathway Antagonists to Treat Disease

Issued: 02-18-2014

Johns Hopkins University US Patent 8,980,930

Angiogenesis Inhibitors

Issued: 03-17-2015

Mayne Pharma Intellectual Property Licensed to HedgePath: Three issued patents have been licensed to us by Mayne Pharma concerning the manufacturing and composition of matter for SUBA-Itraconazole, for which we are implementing clinical and regulatory programs to enable the repurposing of itraconazole to treat cancer. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States as evidenced via the clearance by FDA for us to proceed directly into a Phase II(b) human trials which have been underway since August 2015. The patents that are licensed to us by Mayne Pharma are as follows:

Mayne Pharma US Patent 6,881,745

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 04-19-2005

Mayne Pharma US Patent 8,771,739

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 07-08-2014

Mayne Pharma US Patent 8,921,374

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 12-30-2014

HedgePath Intellectual Property: We recently received notice that over 30 claims have been allowed by the US Patent and Trademark Office to cover our own inventions, and a patent was issued on November 24, 2015 (US Patent 9,129,609, Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors). Initial target applications include itraconazole therapies for skin, lung and prostate cancers.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment, therapies for other cancers and additional Hedgehog inhibitor compounds and their derivatives. We will also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The Hedgehog Pathway

Based on the results of existing physician-sponsored studies conducted by others (including in vitro, animal and human studies), we believe that itraconazole affects the Hedgehog signaling pathway in cells, which could in turn impact the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology between May 2013 and February 2014. Based on these studies, it appears that itraconazole may have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of on-going research. These studies formed the basis of our interest in the clinical development of itraconazole for treatment of human cancers.

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

We believe that the targeted inhibition of Hedgehog signaling may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, GDC-0449 (vismodegib, developed by Genentech, Inc., a subsidiary of Roche), is the first Hedgehog inhibitor based-therapy and sonidegib (developed by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of basal cell carcinoma by the FDA.

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

Basal Cell Carcinoma

SUBA-Itraconazole may offer a significant alternative therapy to Genentech’s drug, vismodegib, for treatment of basal cell carcinoma (known as BCC). Vismodegib is the first FDA-approved Hedgehog inhibitor based-therapy, yet has many reported toxicities and is associated with serious side effects that result in suspension of chronic dosing. As a result, basal cell tumors reoccur and patients are faced with the choice of returning to vismodegib therapy or, if possible, surgical alternatives. The SUBA-Itraconazole formulation of itraconazole may prove to be a more acceptable therapy for a larger number of patients or considered as a therapy which could easily be alternated with vismodegib, especially for patients who cannot endure vismodegib side-effects for extended periods of treatment. Additionally, recent reports indicate that vismodegib has led to resistance in some BCC patients, so use of SUBA-Itraconazole as an alternative therapy in this sub-population of patients could prove to be very useful for long term oral drug therapy. SUBA-Itraconazole treatment of patients with Gorlin Syndrome (a genetic disease which causes chronic BCC tumors) may qualify for orphan drug status, an FDA designation that expedites review of drugs for the treatment of diseases that have relatively small patient populations.

Gorlin Syndrome is our first indication being studied in a Phase II(b) trial which was launched in August of 2015 and where we began recruiting and dosing patients during the fourth quarter of 2015. Patients being enrolled in this trial must have been diagnosed with Gorlin Syndrome and have numerous BCC tumors as well as meet a well-defined list of inclusion criteria in order to qualify for enrollment.

Gorlin Syndrome is caused by a mutation in a gene called PTCH1. This mutation causes PTCH to lose its ability to inhibit SMO (a protein receptor of the Hedgehog pathway) which controls Hedgehog Pathway signaling. With SMO not being inhibited, BCCNS patients develop multiple BCC tumors over weeks, months and years on a continued basis. SUBA-Itraconazole is therefore being tested to study its ability to bind to SMO (itraconazole has demonstrated SMO binding in animal and human studies), thus inhibiting Hedgehog pathway activity which leads to the formation of the BCC tumors in these patients. The key objective of our ongoing Phase II(b) trial is to demonstrate patient benefit by reducing tumor burden that requires on-going intervention for tumor growth via surgery and/or use of more toxic Hedgehog inhibitor therapies.

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

Prostate Cancer

Itraconazole has already been tested as a treatment for men with metastatic castrate resistant prostate cancer in a multi-institutional Phase II trial led by Johns Hopkins University and completed in 2011 and published in 2013, which showed that, at a specified dose, there was a significant correlation to slowing the progression of cancer and extending survival. Based on those encouraging results in metastatic disease, we are planning to test SUBA-Itraconazole in high-risk men with non-metastatic prostate cancer (who are castrate resistant, either based upon drug therapy or surgery) to study the effect of itraconazole therapy in delaying metastases. There is no currently approved drug therapy for these patients and yet they are treated with drugs designed for metastatic disease on an “off-label” basis. We believe this is a significant opportunity for us since we are offering a non-toxic, non-androgen dependent small molecule therapy to a very large population of patients. Therapy with SUBA-Itraconazole may offer great promise for delaying the use of, and associated side-effects due to, those Androgen Deprivation Therapy (ADT) Drugs which are formulated to lower testosterone levels but are intended for metastatic disease treatment.

Our Potential Market

The following table depicts our current estimate of the total available market opportunity for our proposed anti-cancer therapies based upon independent market research, scientific and industry publications and management’s knowledge of the U.S. oncology market. Our estimates (including estimated product pricing) are based on current assumptions and are subject to change.

HedgePath Pharmaceuticals, Inc. – Summary U.S. Market Opportunity

Cancer	Therapy Indication	Potential for SUBA-Itraconazole	Target Patient Population	U.S. Total Available Market*

Skin(1)

Patients with BCC (basal cell carcinoma) lesions

First indication: BCC tumors in Gorlin Syndrome Patients requiring surgery

Follow-on Indication: Patients with BCC facial lesions pending MOHs or other surgical procedures

		Less toxic therapy than vismodegib for Gorlin Patients to delay surgeries; low toxicity therapy to delay or minimize surgical intervention for facial BCC tumors	10,000 Gorlin patients needing chronic BCC therapy; 65,000 BCC patients pending surgical treatment for facial tumors that require excision and potential plastic surgery	$300M for Gorlin patients and $600M for patients with BCC facial lesions requiring surgery based upon HedgePath estimates of ~ $4K-$5K monthly cost of therapy for target populations

Lung(2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Cisplatin/Pemetrexed IV Therapy	Improve the current median 8-10 month survival achieved with best supportive care	56,000 men and women with late-stage disease on chemotherapy treatment	$1.7 B based on HedgePath estimates of ~ $4K-$5K monthly cost of therapy

Prostate(3)	Patients with non metastatic castrate resistant prostate cancer (NMCRPC) and rising PSA levels on “off-label” androgen deprivation therapy (ADT)	Delay the progression to metastatic disease while preventing or reducing the use of ADT and its associated side-effects	45,000 high-risk men with prostate cancer which may lead to metastases of the bone	$1.5B based on HedgePath estimates of ~ $4K-$5K monthly cost of therapy

*	HedgePath therapies based on 50% of patient populations

References:

(1)	J Am Academy Dermatology, 2006; Skin Cancer Foundation, 2009; International Medicine News, 2011; Seeking Alpha, 2012; BCCNS Life Support Network 2014, Genetics Home Reference 2015
(2)	STATS MGU, 2009; Global Industry Analysts, 2010; BMC Health Services, 2011; World Health Organization, 2011; Cost of Treating Lung Cancer, 2012; National Center for Biotechnology Information, 2012
(3)	J. Urology, 2003; Oncology, 2004; J. Clinical Oncology, 2011; Medscape, 2012; Landes Bioscience, 2012

Our Strategy

Our goal is to be a leader in the development and commercialization of SUBA-Itraconazole-based therapeutics for the treatment of cancer patients. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

•

Rapidly Advance the Clinical Development of Our Therapies. With the history of safe use of itraconazole in humans for anti-fungal indications, we bypassed each of the required pre-clinical animal studies for toxicity and Phase I human trials to establish safety, and therefore are able to move directly into Phase II human trials. We filed an IND to test SUBA-Itraconazole for the treatment of basal cell carcinoma in patients with Gorlin Syndrome, and the IND was cleared by FDA for human testing as of late December 2014. As a result, we began recruiting patients for a Phase II(b) trial during the third quarter of 2015 and dosing patients in fourth quarter of 2015. Thereafter we intend to file individualized clinical protocols to expand the study of SUBA-Itraconazole for additional target cancer indications.

•	Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include breakthrough therapy designation, fast track designation, accelerated approval, and priority review. We believe that SUBA-Itraconazole for the treatment of cancer may qualify for one of these designations, which could help expedite the regulatory review process.

•	Commercialize and Market with Exclusivity. We have opened sites and commenced the clinical testing of SUBA-Itraconazole for treatment of basal cell carcinoma in an initial Phase II(b) trial for patients with Gorlin Syndrome, in order to later seek FDA approval based upon its efficacy for this new indication. In addition, we are developing specific clinical trial designs to address different forms of cancer in order to pursue New Drug Application (“NDA”) approvals for multiple indications. Further, we believe SUBA-Itraconazole can be commercialized in a way that maximizes benefits for cancer patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

We intend to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings and, potentially, from strategic transactions;

•	proceeds from the exercise of warrants issued in public and private financings;

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product to augment their product profile in the treatment of cancers; and/or

•	seeking government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

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

The Itraconazole Approach to Treating Cancer

We are focusing our developments on Hedgehog pathway inhibitor therapeutics for patients with certain cancers, including skin, lung and prostate cancers. Our initial product candidate is a new formulation of itraconazole, which is based upon new drug delivery technology that enhances its bioavailability. Previous formulations of itraconazole have exhibited anti-cancer properties in human trials and therefore, based on pre-clinical research regarding specific indicators of Hedgehog pathway inhibition, we believe have compelling evidence of being potential Hedgehog inhibitors for treatment of cancer in humans. We have obtained exclusive U.S. rights to use and develop SUBA-Itraconazole, a patented, more bioavailable formulation of the currently marketed drug itraconazole, which we have licensed from Mayne Pharma through an exclusive Supply and License Agreement.

Background of Itraconazole. Itraconazole is FDA approved for and used to treat serious fungal or yeast infections. This medicine works by killing the fungus or yeast and preventing its growth. Itraconazole is a prescription based medication, available as an IV solution, oral liquid, capsule or tablet.

Cancer and Hedgehog Inhibitors. The Hedgehog (also known as Hh) proteins comprise a group of secreted proteins that regulate cell growth, differentiation and survival. They are involved in organogenesis (the formation of organs), and have been shown to promote adult stem cell proliferation. Inappropriate activation of the Hh signaling pathway has been implicated in the development of several types of cancers including prostate, lung, pancreas, breast, brain and skin. Hedgehog pathway inhibitors are a relatively new class of therapeutic agents that act by targeting the proteins involved in the regulation of the Hh pathway. Many of these newly discovered inhibitors are currently undergoing preclinical testing and some have entered clinical studies as anti-cancer agents for a variety of cancers. Vismodegib was approved for treatment of locally advanced and metastatic basal cell carcinoma in early 2012 and sonidegib was approved for the same indication in mid-2015.

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

Manufacturing and Product Supply and Relationship with Mayne Pharma

We are in the early stages of development and thus we do not have any production facilities or manufacturing personnel. We currently have a Supply and License Agreement in place with Mayne Pharma for the patented formulation of itraconazole, SUBA-Itraconazole. The agreement provides for the supply to HPPI of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by HPPI in its anticipated clinical trials, including the trial for basal cell carcinoma in patients with Gorlin Syndrome which was cleared by the FDA in December 2014 and began dosing patients during 2015, and for the future exclusive commercial supply following FDA approvals, if obtained.

Pursuant to the Supply and License Agreement, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (“JDC”) with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. Mayne Pharma will also provide certain services to us (in accordance with the development plan and budget for our product) including to direct clinical programming (subject to the oversight and approval by the JDC and, in certain circumstances, the Board of Directors), and to direct the regulatory approval process and intellectual property strategy related to the product. Any services provided to us by Mayne Pharma in this regard will be provided at Mayne Pharma’s expense (other than third party costs agreed to by us and Mayne Pharma), and such services will be subject to our prior approval. The Supply and License Agreement may be terminated by Mayne Pharma if we fail to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by June 30, 2017, if we breach any provision of our Second Amended and Restated Equity Holders Agreement (the “Equity Holders Agreement”), if we materially breach the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

Also pursuant to the Supply and License Agreement, we will develop and exploit SUBA-Itraconazole through a development plan which will be authorized by the JDC and updated as necessary. We cannot make changes to the development plan without Mayne Pharma’s consent. The license granted to us under the Supply and License Agreement may only be assigned or sub-licensed with the prior approval of Mayne Pharma. In addition, in support of the exclusive nature of the Supply and License Agreement, during the term, Mayne Pharma is prohibited from directly or indirectly importing, promoting, marketing, distributing or selling SUBA-Itraconazole for the treatment of cancer in the United States. If any other form of the SUBA-Itraconazole manufactured by Mayne Pharma is sold as a result of any non-promoted use, we shall be entitled to a royalty on such non-promoted sales. Further, during the term of and for a period following the term of the Supply and License Agreement, we may not develop products that are competitive with SUBA-Itraconazole for the treatment of cancer. Under the Supply and License Agreement, we are responsible for obtaining all of our requirements for SUBA-Itraconazole from Mayne Pharma, including for use in clinical trials, importation, promotion, marketing, sale and distribution in the United States. We and Mayne Pharma have established certain minimum floor prices that we must pay per unit of SUBA-Itraconazole and minimum order quantities for SUBA-Itraconazole. In addition, the agreement provides for certain annual minimum order quantities for SUBA-Itraconazole, and, if such quantities are not met, we must pay the shortfall or Mayne Pharma may terminate the agreement.

On June 24, 2014, we and Mayne Pharma, along with Nicholas J. Virca, our President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., our Executive Chairman, and Hedgepath, LLC, a Florida limited liability company and the then majority stockholder of our company which is controlled by Black Robe Capital LLC, of which Dr. O’Donnell is the manager, consummated a series of related transactions to fulfill certain conditions of the Supply and License Agreement. In connection therewith, we and Mayne Pharma entered into an Amended and Restated Supply and License Agreement. In addition, on the June 24, 2014, in fulfillment of one of the conditions under the Supply and License Agreement, we entered into a Securities Purchase Agreement with Mayne Pharma (the “Mayne Purchase Agreement”). Pursuant to the terms of the Mayne Purchase Agreement, we issued to Mayne Pharma (i) 258,363.280 shares of our Series A Preferred Stock, and (ii) a warrant to purchase 10,250,569 shares of our common stock. The shares of Series A Preferred Stock converted into 87,843,897 shares of common stock on August 14, 2014. Such warrant has an exercise price of $0.0878 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on June 24, 2019.

On May 15, 2015, we and Mayne Pharma, along with Mr. Virca and Dr. O’Donnell consummated a series of related transactions to fulfill certain conditions of the Supply and License Agreement. In connection therewith, we and Mayne Pharma entered into a Second Amended and Restated Supply and License Agreement. In addition, on May 15, 2015, we entered into a Securities Purchase Agreement with Mayne Pharma (the “2015 Mayne Purchase Agreement”). Pursuant to the terms of the 2015 Mayne Purchase Agreement, we issued to Mayne Pharma (i) 33,333,333 shares of our common stock and (ii) a warrant to purchase 33,333,333 shares of our common stock. Such warrant has an exercise price of $0.075 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on May 15, 2020. As a result of the 2015 Mayne Purchase Agreement, Mayne Pharma owned approximately 51.1% of our equity securities on a fully diluted basis immediately following consummation of the offering. See “Certain Relationships and Related Party Transactions” for further information.

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

The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy:

Names	Company	Description	Status

Taxotere® docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics

Jevtana® cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010

Provenge® sipuleucel-T	Dendreon	Immunotherapy for asymptomatic MCRPC	Approved 2010

Zytiga® aberaterone	Janssen Biotech	Androgen synthesis inhibitor for MCRPC	Approved 2011

Xtandi® enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012

Erivedge® vismodegib	Roche Genentech	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2012

Odomzo® - sonidegib	Novartis	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2015

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Gemzar® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996

Trexall® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984

Names	Company	Description	Status

Tarceva® erlotinib		Epidermal growth factor inhibitor treatment for NSCLC - maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013

Xalkori® crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011

Gilotrif® afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013

Zykadia® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014

Opdivo® nivolumab	BMS	Metastatic squamous NSCLC	Approved 2015

Portrassa® necitumumab	Lilly	Metastatic squamous NSCLC	Approved 2015

Tagrisso® osimertinib	AstraZenica	EGFR mutation positive NSCLC	Approved 2015

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;

•	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance; and

•	FDA review and approval of the NDA.

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

We have successfully avoided pre-clinical studies or any Phase I studies to demonstrate safety based on the fact that itraconazole has an established history of safe and effective use in humans for anti-fungal indications based upon the fact that human data are already available and published regarding use of itraconazole in humans for anti-cancer indications, such as basal cell carcinoma, lung cancer and prostate cancer, at the Phase II level and the December 2014 clearance of our IND for human testing in a Phase II(b) clinical trial for which we began dosing patients during fourth quarter of 2015.

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

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application.

The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. We believe that a REMS program, which includes intellectual property related to SUBA-Itraconazole and itraconazole, and the specific use of SUBA-Itraconazole for anti-cancer indications, may likely provide additional protection of our proposed therapies from generic substitution.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “PPACA”), which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Impact of Healthcare Reform on Coverage, Reimbursement, and Pricing. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

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

Foreign Regulation

Although it is not presently our intention to seek approval of our product candidate outside of the United States, in the future we may do so, either directly or in conjunction with a marketing partner. In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. This would be the responsibility of one or more of our potential marketing partners. We do however intend to include sites outside the United States for our clinical trials in order to be able to recruit more patients for testing at a greater number of locations and in less time than if we were to focus only on US-based sites. For example, in the European Union, we would need to obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees

As of February 1, 2016, we have 3 full-time employees and 1 part-time employee. One is involved in our clinical development program and operations and three handle our administration and accounting. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We currently have contracted a regulatory consultant, an Orphan Drug Consulting Company and a Contract Research Organization to spearhead our efforts on clinical development. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Corporate History

We were founded under the name “Commonwealth Biotechnologies, Inc.” in Virginia in 1992, and completed an initial public offering in October 1997 (we refer to our company prior to our emergence from bankruptcy as “CBI”). CBI previously provided, on a contract basis, specialized life sciences services to the pharmaceutical and biotechnology sector.

On January 20, 2011, CBI filed a voluntary petition in the Bankruptcy Court for the Eastern District of Virginia seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 case was captioned In re Commonwealth Biotechnologies, Inc., Case No. 11-30381-KRH. On January 4, 2013, CBI filed an Amended Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan was approved by a vote of creditors and CBI stockholders on March 21, 2013. Hedgepath, LLC, a Florida limited liability company and a significant stockholder of our company of which our current Executive Chairman acts as manager, was the winning bidder for CBI (which is sometimes referred to herein as HPPI in its capacity as the reorganized company, after giving effect to the consummation of the transactions contemplated by the reincorporation merger and acquisition described below). CBI received an auction fee of $30,000 from Hedgepath, LLC in addition to an agreement to contribute certain assets related to our current business of commercializing innovative therapeutics for patients with cancer using the approved pharmaceutical itraconazole (the “Itra Business Opportunity”).

On March 29, 2013, the Bankruptcy Court entered an order confirming the Plan pursuant to Chapter 11 of the Bankruptcy Code, and on April 17, 2013, CBI issued a press release announcing the effectiveness of such confirmation order.

Under the terms of the Plan, and pursuant to a Contribution Agreement, dated August 13, 2013, Hedgepath, LLC contributed and assigned to HPPI certain assets relating to the Itra Business Opportunity, as the reorganized debtor, in exchange for 90% of fully diluted voting equity in HPPI (in the form of newly issued Series A Preferred Stock, which was subsequently converted to Common Stock) on the date of issuance, with the prior stockholders of CBI retaining approximately 10% voting equity in HPPI, represented by 100% of HPPI’s issued and outstanding shares of Common Stock. As the elements of the Plan have been implemented (including the payment in full of all company creditors), HPPI formally closed CBI’s bankruptcy case on September 20, 2013.

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

Prior to such transactions, CBI was a shell company, as defined in Rule 12b-2 under the Exchange Act, having been subject to bankruptcy proceedings and with no operations. CBI formally emerged from Chapter 11 bankruptcy following the consummation of such transactions, which satisfied the final condition to effectiveness of the Plan.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at http://www.hedgepathpharma.com/#!investor-relations/ctts when such reports are available on the SEC website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a new company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

•	implement or execute our current business plan, or create a business plan that is sound;

•	maintain our anticipated management team;

•	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

•	determine that the processes and technologies that we have developed are commercially viable; and/or

•	attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers.

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

Currently, our sole line of business is the development and marketing of our itraconazole anti-cancer therapies, and we acquired the assets related to this business opportunity on August 13, 2013 as part of our emergence from bankruptcy. Our pre-bankruptcy historic business operations ceased contemporaneously with our becoming subject to bankruptcy proceedings in 2011, and all assets supporting our earlier lines of business have been disposed of. Accordingly, we only recommenced active operations on August 13, 2013, the date we emerged from bankruptcy.

Moreover, Hedgepath, LLC, from whom we acquired the itraconazole business opportunity as part of our plan of bankruptcy reorganization, was only formed in late 2011 and thus itself has a limited operating history. Our operations are presently limited to planning for clinical trials, conducting our current Phase II(b) clinical trial testing the efficacy and safety of SUBA-Itraconazole for treatment of basal cell carcinoma in patients with Gorlin Syndrome, and arranging for the raising of capital, developing our technology and identifying potential commercial partners. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for product commercialization. Consequently, any predictions you make about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

We are highly dependent on our collaboration with Mayne Pharma, and the loss of this collaboration would materially impair our business plan and viability.

Under our Supply and License Agreement with Mayne Pharma, we have secured exclusive rights to commercialize SUBA-Itraconazole for the treatment of patients with cancer via oral administration in the United States. Mayne Pharma is our sole source supplier of SUBA-Itraconazole, and under such agreement, we must obtain all required supply of SUBA-Itraconazole capsules for our clinical trials and commercialization of the product from Mayne Pharma, except in the limited circumstance where Mayne Pharma has established a secondary supplier and is unable to supply the product. As such, this agreement and our collaboration with Mayne Pharma are critical to our business. In the event that the Mayne Pharma Supply and License Agreement is terminated or Mayne Pharma is unable to supply the product, we may lose the ability to commercialize SUBA-Itraconazole, and our business prospects would be materially damaged. Moreover, if we fail to achieve certain funding goals, Mayne Pharma has the right to appoint a majority of the directors to our Board of Directors and is no longer required to maintain an independent Board of Directors, and may demand the resignation of Frank E. O’Donnell, Jr., our Executive Chairman, from his position with our company. In the event that Dr. O’Donnell does not submit his resignation in a timely manner, Mayne can terminate the Supply and License Agreement, the loss of which would seriously impair our viability and could lead to the loss of your investment.

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

Under our Equity Holders Agreement, Mayne Pharma has been granted the right until June 24, 2016 to introduce accredited investors to us to participate in up to 50% of any private offering of our securities (subject to certain exceptions as described in the Equity Holders Agreement). The existence of such right, or the exercise of such rights, may deter potential private investors from providing us needed financing, or may deter investment banks or other placement agents from working with us, which would have a material adverse effect on our ability to finance our company.

Mayne Pharma may exert significant influence over our business and affairs and the corporate governance rights afforded to Mayne Pharma under the Equity Holders Agreement may adversely affect the management of our company.

Mayne Pharma currently beneficially owns approximately 57% of our outstanding common stock. Under the terms of our Equity Holders Agreement, Mayne Pharma has the right to purchase any shares of common stock being transferred or sold by the individual account of our current President and Chief Executive Officer and Executive Chairman. In addition to Mayne Pharma’s current common stock ownership, Mayne Pharma also has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer and Executive Chairman (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors). Mayne Pharma’s significant ownership of our common stock plus the existence of these additional rights will for the foreseeable future enable Mayne Pharma to exert influence over our company and matters requiring stockholder approval including the election of directors, financing activities or a merger or sale of our assets. Additionally, these rights may limit the ability of our Board of Directors and our management team to make necessary personnel decisions, including adding independent directors to our Board of Directors, which may adversely affect the management of our company, particularly if disputes arise between us and Mayne Pharma (which disputes in and of themselves could have a material adverse effect on our ability to conduct business).

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities (including activities previously undertaken in a private company context) more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our ability to implement our business plans. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

In addition, our future capital requirements will be significant and will depend on many factors, including:

•	the progress and results of our development efforts for SUBA-Itraconazole as an anti-cancer therapy;

•	the costs, timing and outcome of clinical trials of our product candidate for one or more types of cancer;

•	the costs, timing and outcome of regulatory review of our product candidate for one or more types of cancer;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	competing technological and market developments;

•	market acceptance of our product candidate as a treatment for one or more types of cancer;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidate for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of any product candidate for which we may receive marketing approval;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

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

If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or to grant licenses on terms that are not favorable to us.

Funding from any source may be unavailable to us on acceptable terms, or at all. If we do not have sufficient capital to fund our operations and expenses, our business could fail.

As a result of our current lack of financial liquidity, our independent registered public accounting firm (“auditors”) has expressed substantial doubt regarding our ability to continue as a “going concern.”

As a result of our historical losses and our current lack of financial liquidity, our auditors’ report for our 2015 financial statements, which are included as part of this Report, contains a statement concerning our ability to continue as a “going concern.” Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

We are very early in our development efforts and have only one product candidate, namely SUBA-Itraconazole for the treatment of cancer. While itraconazole has previously been approved by the FDA for use as an anti-fungal agent, the use of itraconazole to treat cancer has not been approved and has been subject to limited clinical testing by others. Moreover, we are only recently engaged in such testing ourselves, and our operations as of our emergence from bankruptcy in August 2013 have been limited to developing our own intellectual property and know how, while acquiring the technology and rights of others in order to pursue the clinical development of the itraconazole formulation, SUBA-Itraconazole, as an anti-cancer therapy and the launch of a single Phase II (b) trial for which patient dosing began in the fourth quarter of 2015.

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

If we are unable to convince physicians as to the benefits of SUBA-Itraconazole as an anti-cancer therapy, if and when it is approved, we may incur delays or additional expense in our attempt to establish market acceptance.

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

The risk of failure for product candidates in clinical development is high. It is impossible to predict when our sole product candidate, SUBA-Itraconazole for the treatment of cancer, will prove effective and safe in humans or will receive regulatory approval for any form of cancer or any other indication. Before obtaining marketing approval from regulatory authorities for the sale of SUBA-Itraconazole as a cancer therapy, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, the outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know which, if any, of our clinical trials other than our current Phase II(b) trial, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidate or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate and may harm our business and results of operations.

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

Moreover, even if we are able to maintain and/or enter into such collaborations, such collaborations may pose a number of risks, including the following:

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

Our business could be materially harmed if any of the foregoing or similar risks comes to pass with respect to our key collaborations.

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

We do not have any manufacturing capabilities, nor do we have the right to manufacture or have SUBA-Itraconazole manufactured except under agreement with Mayne Pharma. We will rely on Mayne Pharma for the manufacture of our product candidate, SUBA-Itraconazole, for clinical testing, as well as for commercial manufacture if our product candidate ultimately receives marketing approval. This reliance on Mayne Pharma leaves us exposed to the risk that we will not have sufficient quantities of our product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, the possibility of a business interruption event with Mayne Pharma or any other manufacturer may occur, such as bankruptcy, factory contamination or natural disaster, which may result in the inability to obtain product, which would cause our business prospects to be adversely impacted.

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

If we are unable to or choose not to establish our own sales, marketing and distribution capabilities and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may be unable to enter into arrangements with third parties to sell, market and distribute our product candidate or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product effectively. If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be able to commercialize our product candidate, which would have a material adverse effect on our company.

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

Our business plan depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products, and in particular, the rights to develop SUBA-Itraconazole as an anti-cancer therapy. We seek to protect our proprietary position through our exclusive license for SUBA-Itraconazole with Mayne Pharma and other licenses, and by filing patent applications in the United States related to our novel technologies, including the issuance of a patent relating to our own intellectual property regarding our product candidate. We also expect to license additional applicable patents from third parties.

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

We have and/or expect to enter into licenses with third parties that hold intellectual property, including patent rights, that are important or necessary to the development of itraconazole, and SUBA-Itraconazole in particular, as an anti-cancer therapy, and it may be necessary for us to use the patented or proprietary technology of third parties, such as Mayne Pharma, to commercialize itraconazole as an anti-cancer therapy, in which case we have or would be required to obtain a license from these third parties on commercially reasonable terms, or else our business could be harmed, possibly materially. Even though we have obtained exclusive rights to additional patents from Mayne Pharma during the second half of 2015 and have had a patent issued for our own inventions in the United States in November 2015, if we were not able to maintain or obtain our current or additional licenses, or were not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially if we are not able to maintain or obtain such licenses, or are not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially.

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

Although we currently do not directly market or promote any products, we may also be subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal HIPPA and HITECH laws, which govern the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

It is our intention to seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so, particularly for SUBA-Itraconazole as an anti-cancer therapy since itraconazole has previously been approved for another indication. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file an NDA with the FDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product.

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

As we only emerged from bankruptcy in August 2013 and are in the early stages of our business plan, an investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCQB marketplace operated by OTC Markets Group, Inc., trading has been very limited and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQB market is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX market). This illiquid trading market for our common stock may make it difficult for you to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQB, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQB.

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

Our common stock is eligible for quotation on the OTCQB. However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, any quotation in our common stock could be conducted in the “pink sheets” market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our securities.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in our relationship with Mayne Pharma, including if Mayne Pharma elects to exercise their right to remove our Executive Chairman if certain corporate milestones are not met;

•	any delay in or the results of our clinical trials;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with our product candidate;

•	any delay or failure to receive approval from the FDA and other regulatory agencies or bodies;

•	our inability to commercially launch our product or market and generate sales of our product;

•	failure of our product, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third party patents that cover our technologies or product;

•	developments or disputes concerning our product’s intellectual property rights;

•	our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock;

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

Collectively, our officers, our directors and two significant stockholders (Hedgepath, LLC and Mayne Pharma) own or exercise voting and investment control of approximately 92.1% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving our company, including:

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

Significant blocks of our stock are held by Hedgepath, LLC and Mayne Pharma, and these entities also hold warrants to purchase our common stock. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company (such as ours) that has been in business less than three years with net tangible assets less than $5 million.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are an early stage company, we are at the very early stages of establishing, and we may be unable to effectively establish such systems. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

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

In addition, our certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. In particular, our certificate of incorporation and amended and restated bylaws, among other matters:

•	permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice; and

•	do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

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

Hedgepath, LLC has allocated space for our use in its offices in Tampa, Florida and San Diego, California, for which we currently pay a pro-rated portion of the rent of approximately $2,000 per month.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB market under the symbol “HPPI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2015 and 2014, as reported by the OTC Markets Group, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2015, Quarter Ended:	High	Low
March 31, 2015	$0.30	$0.12
June 30, 2015	$0.24	$0.11
September 30, 2015	$0.19	$0.07
December 31, 2015	$0.20	$0.11

Fiscal Year 2014, Quarter Ended:	High	Low
March 31, 2014	$0.30	$0.08
June 30, 2014	$0.23	$0.05
September 30, 2014	$0.19	$0.05
December 31, 2014	$0.17	$0.08

As of February 1, 2016, we had approximately 28 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders (1)	25,891,738	(2)	n/a	(2)	6,691,737

(1)	The 2014 Equity Incentive Plan was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014.
(2)	All of the outstanding securities issued pursuant to our 2014 Equity Incentive Plan are restricted stock units. Each restricted stock unit represents a right to receive one share of our common stock.

Item 6.	Selected Financial Data.

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

Background of Our Company

We are a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. Our preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which we have begun dosing our Phase II(b) clinical trial. Our proposed therapy is based upon the use of a patented formulation of the currently marketed anti-fungal drug itraconazole. We believe that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. FDA for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans.

We have developed, licensed and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole. We have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and significant shareholder Mayne Pharma under a Supply and License Agreement, originally dated September 3, 2013, amended and restated on June 24, 2014 and most recently amended and restated on May 15, 2015. In addition to being our licensor and supply partner, under the Supply and License Agreement and related agreements, Mayne Pharma holds a significant minority equity stake in our company and holds important rights with respect to our company, such as the right to appoint a member to our Board of Directors.

Following a meeting between our management and representatives of the FDA in August 2014, we submitted an IND application in November 2014 for the use of our product candidate to treat basal cell carcinoma in patients with Gorlin Syndrome, a genetic disease also known as Basal Cell Carcinoma Nevus Syndrome, which, among other conditions, causes the chronic formation of basal cell tumors. Our IND application was cleared by the FDA in December 2014, and we commenced patient recruiting during the third quarter of 2015 for our Phase II(b) clinical trial. We then began studying the safety and efficacy of the SUBA-Itraconazole formulation during the fourth quarter 2015 to determine how well it reduces basal cell carcinoma tumor burden in patents with Gorlin Syndrome. We expect to report preliminary results during the second half of 2016 in patients who continue treatment under our open-label protocol. During the second half of 2016, we also intend to file individualized clinical trial protocols to expand the study of SUBA-Itraconazole for additional target cancer indications.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, we may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of December 31, 2015, the Company had approximately $213,000 which exceeded these insured limits.

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

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2015 or 2014. Deferred tax assets consists primarily of in-process research and development, net operating loss carryforward, and share-based compensation.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, will be effective for the Company in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We will evaluate the impact of adoption of this standard on its financial statements upon commencement of revenue generating activities.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are evaluating the impact the revised guidance will have on our financial statements.

Results of Operations

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Research and Development Expenses. We recognized $1,680,250 and $2,430,735 in research and development expenses during the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, research and development expenses consisted of approximately $0.9 million in direct clinical trial expense and $0.8 million in salaries, non-cash stock-based compensation, and consulting expense related to clinical trial design and regulatory activities. For the year ended December 31, 2014, research and development expenses consist of approximately $1.9 million of in-process research and development associated with the issuance of common stock shares and warrants to Mayne Pharma upon entering into our Amended and Restated Supply and License Agreement in June 2014. The balance of the research and development expenses consists primarily of salaries and consulting fees related to clinical trial design and regulatory activities as well as stock compensation expense related to research and development activities.

General and Administrative Expenses. We recognized $2,269,335 and $1,507,082 in general and administrative expenses during the years ended December 31, 2015 and 2014, respectively. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, and consulting. The increase of approximately $0.8 million is primarily a result of the increase in non-cash stock-based compensation expense of $0.6 million during 2015. The increase in non-cash stock-based compensation was a result of the issuance, during 2015, of additional restricted stock units to certain employees and Directors under the 2014 Equity Incentive Plan.

Interest Expense. We recognized no interest expense during the year ended December 31, 2015 and $37,481 in interest expense during the year ended December 31, 2014. Former employee notes which accrued interest were paid in full in December 2014.

Liquidity and Capital Resources

We are presently developing and conducting our clinical and regulatory business plans and seeking financing to fund such plans. Our current cash on hand is insufficient to develop our clinical and regulatory business plan, and we have not generated revenue since emerging from bankruptcy in 2013 and do not anticipate generating revenue for the foreseeable future. A continued lack of cash resources resulting from our inability to generate cash flow from operations or to raise capital from external sources would force us in the near future to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability. In addition, such lack of funding, if not agreed otherwise by the parties, could force a termination of our key supply and license agreement with Mayne Pharma, which would cause substantial harm to our business prospects.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from our operations. Nor can there be any assurance that funds will be available from external sources, such as debt or equity financing or other potential sources on commercially acceptable terms, or at all (including, without limitation, a proposed $5.5 million equity financing).

Given our current lack of cash and cash equivalents, we have relied on loans and investments from our insiders and affiliates to fund our operations until we are able to raise additional capital.

We intend to finance our research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	securing proceeds from public and private financings and, potentially, other strategic transactions;

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of December 31, 2015 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment contracts	$624,600	$328,200	$296,400	$—	$—

Total contractual cash obligations	$624,600	$328,200	$296,400	$—	$—

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the report of Cherry Bekaert LLP, our independent registered public accounting firm, are set forth beginning on page F-1 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2015, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2015.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of February 13, 2015 are as follows:

Name	Age	Position
Frank E. O’Donnell, Jr., M.D.	66	Executive Chairman and Director
Nicholas J. Virca	69	President and Chief Executive Officer
Garrison J. Hasara, CPA	46	Chief Financial Officer and Treasurer
Samuel P. Sears, Jr.	72	Director
W. Mark Watson, CPA	65	Director
Stefan J. Cross	43	Director
Dr. R. Dana Ono	63	Director

Mayne Pharma has the right to designate one director to our Board of Directors and to designate a second director if the size of the Board of Directors is increased to seven directors until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires or (ii) the date on which Mayne Pharma ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. Mayne Pharma’s current designee to our Board of Directors is Stefan J. Cross.

There are no family relationships between any of our directors or executive officers.

Frank E. O’Donnell, Jr., M.D., age 66, is our Executive Chairman of the Board of Directors and a Director of our company. He has been the Chairman of the Board of BioDelivery Sciences International (NASDAQ:BDSI) since 2002, and currently serves as Executive Chairman of such company. For more than twenty years, Dr. O’Donnell has been involved with various private limited liability companies which engage in private equity and venture capital investing in disruptive technologies in healthcare, including Hedgepath, LLC. Dr. O’Donnell is qualified to serve on our Board of Directors due to his medical training and extensive experience with investing in and operating biotechnology companies. Dr. O’Donnell is a graduate of The Johns Hopkins School of Medicine and received his residency training at the Wilmer Ophthalmological Institute, Johns Hopkins Hospital. Dr. O’Donnell is a former professor and Chairman of the Department of Ophthalmology, St. Louis University School of Medicine. He is a trustee of St. Louis University.

Nicholas J. Virca, age 69, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. Mr. Virca currently serves on the board of Panoptix Events and on the Life Sciences Advisory Board of Entegris, Inc. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor of packaging technology for enzyme research reagents, as well as co-inventor of therapy using itraconazole for treatment of cancer, and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last two decades.

Garrison J. Hasara, CPA, age 46, has been our Chief Financial Officer and Treasurer since September 2013. From January 2011 to September 2013, he was the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products (“Accentia”). He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.

Samuel P. Sears, Jr., age 72, is a director of our company and Chairman of the Compensation Committee. He has been a member of the Board of Directors of BioDelivery Sciences International (NASDAQ: BDSI) since October 2011. Mr. Sears has extensive experience in the biopharmaceutical, nutraceutical and biotechnology industries. Since 2006, Mr. Sears has been a partner at the law firm of Cetrulo LLP, where he currently serves as managing partner, and from 2000 to 2006, he provided private consulting and legal advisory services to start-up and early stage development companies. From 2000 to 2013, Mr. Sears served as Director, Chairman of the Audit Committee, Chairman of the Executive Committee, and Member of the Compensation Committee of Commonwealth Biotechnologies, Inc., a research and development support services company. From 1998 to 2000, Mr. Sears served as Vice Chairman and Treasurer of American Prescription Providers, Inc., a specialty pharmacy network offering prescriptions and nutraceuticals to patients with chronic diseases. From 1994 through May 1998, Mr. Sears was Chief Executive Officer and Chairman of Star Scientific, Inc. From 1968 to 1993, Mr. Sears was in private law practice. Mr. Sears is qualified to serve on our Board of Directors because of his extensive legal and business experience, including in the pharmaceutical industry. Mr. Sears is a graduate of Harvard College and Boston College Law School.

W. Mark Watson, CPA, age 65, is a director of our company and Chairman of the Audit Committee. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the health and life sciences sector, having played a significant role in the development of Deloitte’s audit approach for health and life sciences companies and leading its national healthcare regulatory and compliance practice. He has served as lead audit partner and advisory partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Stefan J. Cross, age 43, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Since November 2013, Mr. Cross has served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited (ASX: MYX). Mr. Cross has more than 20 years of experience in the pharmaceutical industry. Prior to his current appointment as President, he served since 2012 as the Vice President, Business and Corporate Development of Mayne Pharma’s non-U.S. operations, where he was responsible for all in-licensing and out-licensing programs and research and development partnerships. Prior to joining Mayne Pharma, Mr. Cross was, from 2007 to 2012, Head of Marketing (Asia Pacific) for Hospira Inc., a leading global provider of pharmaceuticals and medical devices, where he was responsible for expansion of the new product portfolio and on-market product growth across all markets in the region. Prior to Hospira, Mr. Cross spent most of the period from 1991 to 2007 working in the pharmaceutical sector in the areas of strategy, business development/mergers and acquisitions, sales and marketing, human resources, finance and information technology. Mr. Cross is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. Mr. Cross holds a Masters in Business in Administration from Swinburne University of Technology, Australia, and a degree in Business Information Systems from the University of South Australia.

Dr. R. Dana Ono, age 63, is a director of our company and Chairman of the Nominating and Governance Committee. Dr. Ono is a co-founder of, and since 2000 has been associated with, the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by VIMAC Ventures LLC and RBC Technology Ventures, Inc. Dr. Ono has over 30 years of experience in managing public and private life science companies, including, from 1995 to 2000, serving as President and Chief Executive Officer of IntraImmune Therapies, Inc., which was sold to Abgenix, Inc. in 2000. Presently, Dr. Ono is an executive-in-residence at several universities in the United States advising their licensing offices in spin-outs and new company formation from promising technologies. Throughout his career, he has been engaged in the strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. He has founded several biotech companies in the U.S., including in the areas of drug discovery and development, nutraceuticals and cosmeceuticals. He is a founding director of the Massachusetts Biotechnology Council, Inc. and served on the Board of Trustees of the Marine Biological Laboratory in Woods Hole, Massachusetts. Dr. Ono is qualified to serve on our Board of Directors because of his medical and business expertise, particularly in the pharmaceutical industry. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and PhD in Biology from Harvard University, where he also completed a program in business administration.

Executive Chairman

Frank E. O’Donnell, Jr., M.D., Executive Chairman - On June 24, 2014, Frank E. O’Donnell, Jr., M.D. entered into an Executive Chairman Agreement with us to memorialize the terms under which Dr. O’Donnell will continue to serve in such capacity and as a director of our company. The First Amendment to the Executive Chairman Agreement was entered into on May 15, 2015. The Executive Chairman Agreement will continue until the date that Dr. O’Donnell is no longer serving as a member of our Board of Directors. For services rendered as Executive Chairman, Dr. O’Donnell is entitled to cash compensation of $43,200 per year, increasing to $72,000 per year upon achievement of the certain funding goals. Dr. O’Donnell is further entitled to an annual bonus in cash or in securities of our company of up to 50% of Dr. O’Donnell’s annual fee. Dr. O’Donnell may not compete against us or solicit employees or customers from us for a period of one year after termination of the Executive Chairman Agreement as described in further detail in the same. The Executive Chairman Agreement may be terminated by either us or Dr. O’Donnell with 60 days’ written notice and upon the terms as described above in the Equity Holders Agreement. Upon termination, we will be required to pay Dr. O’Donnell all compensation and expenses that are owed to him as of the date of termination.

Involvement in Certain Legal Proceedings

From September 2003 through December 2011, Dr. O’Donnell served as chief executive officer of Accentia. From Feberuary 2009 through December 2011, Dr. O’Donnell also served as chief executive officer of Biovest International, Inc., a majority-owned subsidiary of Accentia (“Biovest”). In November 2008, Accentia and its subsidiaries, including Biovest, filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. In November 2010, both companies emerged from Chapter 11. In May 2013, Biovest again filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. In July 2013, Biovest emerged from Chapter 11. We have not and do not have any projects with Accentia or Biovest.

On July 24, 2013 and August 5, 2013, purported class actions were filed in the United States District Court for the Middle District of Florida (Tampa Division) against Accentia, and several current and former directors and officers of Accentia and its former subsidiary, Biovest (collectively, the “Class Action”), including Frank E. O’Donnell, Jr. M.D., our Executive Chairman. The complaints allege that the defendants violated federal securities laws by making or causing Accentia and/or Biovest to make false statements, and by failing to disclose or causing Accentia and/or Biovest to fail to disclose material information, concerning the results of the clinical trial of Biovest’s cancer vaccine, BiovaxID, and status of its approval by the FDA. Plaintiffs seek damages in an unspecified amount on behalf of shareholders who purchased common stock of Accentia or Biovest during a defined time period. All defendants, including Dr. O’Donnell, believe this litigation to be without merit, deny any wrongdoing or liability and have vigorously defended the alleged claims. A settlement of this matter, in which defendants make no admissions of wrongdoing or liability, has been agreed upon by all parties and approved by the Court.

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

Audit Committee

Our Board of Directors has an Audit Committee, composed of W. Mark Watson, Stefan J. Cross and Samuel P. Sears, Jr. Mr. Watson and Mr. Sears are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act, and the rules of the NASDAQ Stock Market. Mr. Watson serves as chairman of the committee. The Board of Directors has determined that Mr. Watson is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2015, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.hedgepathpharma.com/. A copy of our code of ethics is also available in print, without charge, upon written request to the Company at 324 S Hyde Park Ave #350, Tampa, FL 33606 Attn: Garrison J. Hasara, CPA.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2015 and 2014. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nicholas J. Virca	2015	$150,000	—	—	—	—	—	$10,009	(2)	$160,009
President and Chief Executive Officer(1)	2014	$136,250	—	$2,557,095	—	—	—	$1,886	(2)	$2,695,231

Garrison J. Hasara,	2015	$135,000	—	—	—	—	—	$13,234	(4)	$148,234
CPA Chief Financial Officer and Treasurer(3)	2014	$135,000	—	$980,000	—	—	—	$10,964	(4)	$1,125,964

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	Includes: $10,009 and $1,886 of health insurance premiums paid in 2015 and 2014, respectively.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes: $13,234 and $10,964 of health insurance premiums paid in 2015 and 2014, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Nicholas J. Virca, President and Chief Executive Officer - On June 24, 2014, Nicholas J. Virca entered into an employment agreement with us. Pursuant to his employment agreement, Mr. Virca will act as our President and Chief Executive Officer for a term of three (3) years from the effective date of the agreement. At the end of the three year term, the agreement will automatically renew for successive one year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. Mr. Virca will earn a base salary of $150,000 per year for services rendered. Such base salary will automatically increase to $250,000 per year upon achievement of certain funding goals as described in the employment agreement. Mr. Virca is also eligible for a bonus in cash or in kind of up to 50% of his base salary based upon his achievement of certain goals as established by the Board of Directors or a committee of the Board of Directors. In addition, in July 2014, Mr. Virca was awarded 15,041,738 restricted stock units from the EIP, subsequently approved by our majority stockholders. Such restricted stock units will vest on the earlier to occur of September 3, 2016 or the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority.

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

On May 15, 2015, as a condition of closing of the 2015 Mayne Purchase Agreement, Mr. Virca entered into the first amendment to employment agreement amends the terms of his employment agreement principally to redefine Mr. Virca’s responsibilities in his present role with the Company, including that Mr. Virca will report both to the Board of Directors and the JDC, remove a provision from the employment agreement requiring an automatic increase of Mr. Virca’s base salary to $250,000 per year upon achievement of certain funding goals and otherwise update the employment agreement in consideration of the Equity Holders Agreement. All other terms of the employment agreement remain in full force and effect.

Garrison J. Hasara, Chief Financial Officer and Treasurer - On September 4, 2014, we and Garrison Hasara, our Chief Financial Officer and Treasurer, entered into an employment agreement to memorialize the terms under which Mr. Hasara will continue to serve in such capacity. The employment agreement has a term through December 31, 2017. For services rendered, Mr. Hasara is entitled to cash compensation of $135,000 per year, increasing to $180,000 per year upon closing on a follow-on public offering. Mr. Hasara is further entitled to an annual bonus in cash or in securities of our company of up to 50% of Mr. Hasara’s annual fee beginning with fiscal year 2015. However, no bonuses were awarded for 2015. In addition, Mr. Hasara was awarded 7,000,000 restricted stock units from the EIP, subsequently approved by our majority stockholders. 3,500,000 of such restricted stock units will vest on the earlier to occur of September 3, 2016 and the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority. The balance will vest on September 3, 2017.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2015:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not vested ($)
Nicholas Virca	—	—	—	—	—	—	—	15,041,738	(1)	$1,955,426
Garrison J. Hasara, CPA	—	—	—	—	—	—	—	7,000,000	(2)	$910,000

(1)	Includes unvested stock awards consist of Restricted Stock Units which are rights to acquire shares of our Common Stock. Mr. Virca’s 15,041,738 Restricted Stock Units will vest on the earlier to occur of September 3, 2016 or the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority.
(2)	Includes unvested stock awards consist of Restricted Stock Units which are rights to acquire shares of our Common Stock. Mr. Hasara’s 7,000,000 Restricted Stock Units will as follows: 3,500,000 of such restricted stock units will vest on the earlier to occur of September 3, 2016 or the receipt of written notice of acceptance for the filing of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority. The balance will vest on September 3, 2017.

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our 2014 Equity Incentive Plan (the “EIP”). On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. The EIP is comprised of 32,583,475 shares of our common stock (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.

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

In addition, subject to our Equity Holders Agreement, our Board of Directors may amend our EIP at any time. However, without stockholder approval, our EIP may not be amended in a manner that would:

•	increase the number of shares that may be issued under our EIP;

•	materially modify the requirements for eligibility for participation in our EIP;

•	materially increase the benefits to participants provided by our EIP; or

•	otherwise disqualify our EIP for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our EIP may not be impaired or affected by any amendment of our EIP, without the consent of the affected grantees.

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2015 or 2014.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank E. O’Donnell, Jr., MD	$43,200	(2)	$—	$—	$—	$—	$—	$43,200
Stefan J. Cross	$—		$33,000	$—	$—	$—	$—	$33,000
Dr. R. Dana Ono	$—		$33,000	$—	$—	$—	$—	$33,000
Samuel P. Sears, Jr.	$—		$33,000	$—	$—	$—	$—	$33,000
W. Mark Watson, CPA	$—		$44,000	$—	$—	$—	$—	$44,000

(1)	Each Director that is not the Executive Chairman received 300,000 Restricted Stock Units issued under the 2014 Equity Incentive Plan which will vest on the earlier to occur of September 5, 2017 or the receipt of written notice of approval of an NDA by us for SUBA-Itraconazole by the relevant regulatory authority. Mr. Watson received an additional 100,000 Restricted Stock Units with the same vesting terms under the 2014 Equity Incentive Plan for his role as Chairman of the Audit Committee.
(2)	Compensation for serving as Executive Chairman.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 1, 2016, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of HedgePath Pharmaceuticals, Inc., 324 S Hyde Park Avenue #350, Tampa, FL 33606

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding Common Stock(1)
Mayne Pharma Ventures Pty Ltd.(2)	164,761,132	57.0%
Hedgepath, LLC(3)	94,937,638	37.1%
Black Robe Capital LLC(4)	94,937,638	37.1%
Hopkins Capital Group II, LLC(5)	20,000,000	8.2%
Frank E. O’Donnell, Jr., M.D.(4)	114,937,638	45.0%
Nicholas J. Virca(6)	—	—
Garrison J. Hasara, CPA(7)	—	—
Samuel P. Sears(8)	1,106,096	*
Stefan J. Cross(9)	—	—
Dr. R. Dana Ono(10)	—	—
W. Mark Watson, CPA(11)	10,000	*
All directors and executive officers as a group (7 persons)	116,053,734	45.4%

*	Less than 1%
(1)	Applicable percentages are based on 245,353,270 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Includes 121,177,230 shares of our common stock and warrants to purchase an additional 43,583,902 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia.
(3)	Includes 84,687,069 shares of our common stock and a warrant to purchase an additional 10,250,569 shares of our common stock. The address for Hedgepath LLC is 324 S Hyde Park Avenue, Suite 350, Tampa, Florida 33606.
(4)	The address for Black Robe Capital, LLC is 324 S Hyde Park, Suite 350, Tampa, Florida 33606. Black Robe is the sole manager of Hedgepath, LLC, and has sole voting and dispositive power over the securities held by Hedgepath, LLC. Frank E. O’Donnell, Jr., MD, our Executive Chairman, is the co-manager of Black Robe LLC, with sole voting and dispositive power over Black Robe LLC, and The Francis E. O’Donnell Jr. Irrevocable Trust No. 7 is the sole member of Black Robe LLC. Pursuant to his manager role at Black Robe, LLC, Dr. O’Donnell may be considered for SEC reporting purposes the beneficial owner of any shares held by Hedgepath, LLC. He disclaims ownership of any shares in HedgePath LLC in which he does not have a pecuniary interest.
(5)	The address for Hopkins Capital Group II, LLC is 324 S Hyde Park Suite 350, Tampa, Florida 33606. As a co-manager of Hopkins Capital Group II, LLC, Dr. O’Donnell may be considered for SEC reporting purposes the beneficial owner of any shares held by Hopkins Capital Group II, LLC. He disclaims ownership of any shares in Hopkins Capital Group II, LLC in which he does not have a pecuniary interest.
(6)	Mr. Virca is our Chief Executive Officer and President. Excludes 15,041,738 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Virca’s address is 700 West Harbor Drive #1104, San Diego, CA 92101.
(7)	Mr. Hasara is our Chief Financial Officer and Treasurer. Excludes 7,000,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Hasara’s address is 16904 Melissa Ann Drive, Lutz, FL 33558.
(8)	Mr. Sears is a director of our company. Excludes 600,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan.Mr. Sears’ address is 2 Spring Avenue, S. Hamilton, MA 01982.
(9)	Mr. Cross is a director of our company. Excludes 600,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Cross’ address is 503 Guilford Circle, Raleigh, NC 27608.
(10)	Dr. Ono is a director of our company. Excludes 600,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Dr. Ono’s address is 18 Spring Road, Concord, MA, 01742.
(11)	Mr. Watson is a director of our company. Excludes 700,000 unvested restricted stock units issued under our 2014 Equity Incentive Plan. Mr. Watson’s address is 275 Bayshore Blvd., #403, Tampa, FL 33606.

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

Equity Holders Agreement

On June 24, 2014, in fulfillment of one of the conditions of the Mayne Purchase Agreement, we, Mayne Pharma, Hedgepath, LLC, Dr. O’Donnell and Mr. Virca (who for these purposes we refer to together as the Equity Holder Parties) entered into an Amended and Restated Equity Holders Agreement. On May 15, 2015, as a condition of the 2015 Mayne Purchase Agreement, the Equity Holder Parties entered into the Second Amended and Restated Equity Holders Agreement. The Equity Holders Agreement governs the rights and obligations of each of the parties as they pertain to our securities and to the present and future governance of our company. Pursuant to the Equity Holders Agreement:

•	Mayne Pharma and Hedgepath, LLC each agreed not to offer, pledge, sell, contract to sell, swap or enter into any other transfer arrangement any of their company securities until June 24, 2015 (which we refer to as the Lock-Up Period) without prior written consent of the other Equity Holder Parties, except for in limited circumstances as described in the Equity Holders Agreement;

•	Mayne Pharma, Hedgepath, LLC, Mr. Virca and Dr. O’Donnell each agreed that during the Lock-Up Period none of them would own greater than 49.5% of our common stock on a fully-diluted basis (such ownership to include individual and affiliate ownership) except that Mayne Pharma was permitted to own greater than 49.5% of our common stock on a fully-diluted basis, but only as a result of its ownership of the shares and the warrant issued pursuant to the 2015 Mayne Purchase Agreement, it being understood that Mayne Pharma would not exercise the Warrant until after the Lock-up Period;

•	Mayne Pharma agreed that while the Equity Holders Agreement remains in effect, Mayne Pharma will not act in concert as part of a “group” (as defined in Section 13(d) of the Exchange Act) with any other person or persons to own or control more than fifty percent (50%) of the outstanding common stock;

•	Mayne Pharma and its affiliates have been granted a right of first refusal to purchase a pro rata share of any new securities issued by us, such pro rata share to be determined based upon the number of shares of common stock held by Mayne Pharma on a fully diluted basis as compared to the number of shares of common stock outstanding immediately prior to the offering of the new securities on a fully diluted basis;

•	Mayne Pharma has been granted the right until June 24, 2016 to introduce accredited investors to us to participate in a private offering of our securities (with some exceptions as described in the Equity Holders Agreement). In the event that we contemplate a private offering of our securities, such accredited investors introduced by Mayne Pharma to have the right to participate in up to 50% of the private offering;

•	Mr. Virca agreed to lock-up his equity securities of our company until the earlier of: (i) September 3, 2016, (ii) the receipt of written notice of acceptance for the filing of an NDA for the product licensed to us by Mayne Pharma, or, (iii) to the extent provided in an applicable award agreement, upon his death or disability;

•	Dr. O’Donnell and we agreed that Dr. O’Donnell is not entitled to receive any equity securities under our EIP until the Performance Goal Date (as described below);

•	We agreed not to amend the EIP in any way during the Lock-Up Period without written consent of Mayne Pharma;

•	For as long as either Hedgepath, LLC or Mayne Pharma own more than forty percent (40%) of our common stock on a fully-diluted basis, without the approval of either or both of Hedgepath, LLC and Mayne Pharma, as applicable, we shall not increase the number of shares authorized under the EIP, amend the EIP, adopt a new stock grant plan or issue, grant or award more than 5,000,000 shares of common stock under the EIP in the aggregate (in addition to previous EIP grants);

•	The Equity Holder Parties agreed that all awards included in the initial issuance of securities from the EIP are subject to restriction on exercise until the earlier of: (i) September 3, 2016 or (ii) the receipt of written notice of acceptance for the filing of an NDA by us an NDA for the product licensed to us by Mayne Pharma, provided that any awards granted after June 24, 2014 are not subject to this restriction;

•	Mayne Pharma has the right to designate one director to our Board of Directors and to designate a second director if the size of the board is increased to seven directors until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires, or (ii) the date on which the Mayne Pharma or its affiliates ceases to own ten percent (10%) or more of the issued and outstanding common stock on a fully diluted basis (which we call the Voting Rights Termination Date);

•	The Equity Holder Parties agree that, for as long as Mayne Pharma has the right to designate a director to our Board of Directors, all of the Equity Holder Parties will vote their shares in favor of appointing the Mayne Pharma candidate to the board;

•	The Equity Holder Parties agree not to increase or decrease the size of our Board of Directors except with the unanimous consent of the board until the Voting Rights Termination Date;

•	Until the Voting Rights Termination Date, the Equity Holder Parties agree that any replacement or removal of Mr. Virca requires the unanimous approval of the Board of Directors and any replacement or removal of Dr. O’Donnell requires the approval of all of the members of the Board of Directors except for Dr. O’Donnell. Notwithstanding the foregoing, Mr. Virca and Dr. O’Donnell may be removed without unanimous approval of the Board of Directors upon the occurrence of the Majority Holder Condition (described below), Failure Condition (described below) or Material Breach Condition (described below);

•	The Equity Holder Parties agree to use diligent good faith efforts to ensure that the Board of Directors continues to consist of a majority of “Independent Directors” (as defined in the Equity Holders Agreement) until such time as (i) a single stockholder (not acting as part of a “group”) of our company owns greater than ninety percent (90%) of our common stock or (ii) only for so long as Mayne Pharma holds at least forty percent (40%) of our outstanding common stock, there is a material breach of any document relating to the transactions by and among the Equity Holder Parties on May 15, 2015 other than by Mayne Pharma, excluding the occurrence of a the Failure Condition, and Mayne Pharma has not otherwise nominated, designated, elected or appointed a majority of the directors on the Board of Directors (we collectively refer to this breach as the Material Breach Condition);

•	The Equity Holder Parties agree to vote for the Board of Directors in its current composition (unless mutually agreed upon by Mayne Pharma and Hedgepath, LLC) until such time as (i) either Mayne Pharma or Hedgepath, LLC, alone, and not in concert as part of a “group,” own a majority of our outstanding shares of common stock (we refer to this condition as the Majority Holder Condition), (ii) one hundred and fifty days after the Performance Goal (as described below) is not satisfied (we refer to this condition as the Failure Condition) and (iii) upon the occurrence of a Material Breach Condition. Upon the occurrence of the Majority Holder Condition or Failure Condition, the majority holder or Mayne Pharma, respectively, may remove any current director and appoint a new director as long as the Board of Directors continues to consist of a majority of Independent Directors. Upon the occurrence of the Material Breach Condition, the requirement that the Board of Directors consist of a majority of Independent Directors will cease and Mayne Pharma will have the right to remove any current director and appoint a new director. Mayne Pharma may remove current directors and appoint new directors by written consent or by calling a meeting in accordance with our Bylaws, as amended; and

•	Mayne Pharma was granted a right of first refusal to purchase any shares of our common stock being transferred or sold by the individual account of Dr. O’Donnell or Mr. Virca except for certain exempt transfers as described in the Equity Holders Agreement;

In addition to the foregoing, pursuant to the Equity Holders Agreement, the Equity Holder Parties agreed that we would seek to (i) close on one or more registered or unregistered equity, debt or equity-linked financings in which we receive aggregate net proceeds of at least $5,000,000 or (ii) enter into a license, development, commercialization or similar agreement relating to our product, provided that we receive a net upfront payment of at least $5,000,000 in connection with such agreement and that such agreement will be subject to the approval of Mayne Pharma (collectively, we refer to this goal as the Performance Goal) on or before May 31, 2016 (we refer to this date as the Performance Goal Date). Under the Equity Holders Agreement, all previously required performance goals as set forth in the original Equity Holders Agreement have been removed and replaced solely with the Performance Goal.

If we do not meet the Performance Goal, in addition to the remedies described above, Dr. O’Donnell may be required by Mayne Pharma to resign from his position as Executive Chairman (in connection with his removal as a director), Dr. O’Donnell will forfeit all then unvested options, warrants, restricted stock units, or other right to acquire common stock (or securities convertible into common stock) and Hedgepath, LLC may be required to forfeit certain shares of common stock it owns. Furthermore, Mayne Pharma will continue to have the right to purchase (i) by written notice to Dr. O’Donnell all company securities owned by Dr. O’Donnell individually, including vested options, vested warrants, vested restricted stock units and the like, or otherwise transferred by him, as the case may be, at the fair market value (as such term is described in the Equity Holders Agreement) as of the date of such resignation or termination and (ii) any shares required to be forfeited by Hedgepath, LLC at the price described in the Equity Holders Agreement.

The Equity Holders Agreement terminates (i) if we receive an adjudication of bankruptcy, we execute an assignment for the benefit of creditors, a receiver is appointed for us or we are voluntarily or involuntarily dissolved or (ii) if we, Hedgepath, LLC and Mayne Pharma expressly agree in writing. Additionally, certain limited provisions of the Amended and Restated Equity Holders Agreement terminate at such time as the Mayne Pharma and its affiliates collectively own less than ten percent (10%) of our common stock on a fully diluted basis.

In connection with their entry into the Equity Holders Agreement, the Equity Holder Parties agreed to waive, among other things, certain specified prior breaches by us of our obligations under the Amended and Restated Equity Holders Agreement entered into in June 2014.

Mayne Pharma

Second Amended and Restated Supply and License Agreement

Pursuant to our Supply and License Agreement with Mayne Pharma, which was originally entered into on September 3, 2013, amended and restated on June 24, 2014 and most recently amended and restated on May 15, 2015, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in the JDC with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. Mayne Pharma will also provide certain services to us (in accordance with the development plan and budget for our product) including to direct clinical programming (subject to the oversight and approval by the JDC and, in certain circumstances, the Board of Directors), and to direct the regulatory approval process and intellectual property strategy related to the product. Any services provided to us by Mayne Pharma in this regard will be provided at Mayne Pharma’s expense (other than third party costs agreed to by us and Mayne Pharma), and such services will be subject to our prior approval. The Supply and License Agreement may be terminated by Mayne Pharma if we fail to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by June 30, 2017, if we breach any provision of our Equity Holders Agreement or purchase agreements with Mayne Pharma, if we materially breach the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

On June 24, 2014 and again on May 15, 2015, we and Mayne Pharma, along with Nicholas J. Virca, our President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., our Executive Chairman, and Hedgepath, LLC consummated a series of related transactions to fulfill certain conditions of the original Supply and License Agreement and Amended and Restated Supply and License Agreements, respectively. In connection therewith, we and Mayne Pharma entered into the Second Amended and Restated Supply and License Agreement.

Securities Purchase Agreements with Mayne Pharma

On June 24, 2014, in fulfillment of one of the conditions under the original Supply and License Agreement, we entered into the Mayne Purchase Agreement. Pursuant to the terms of the Mayne Purchase Agreement, we issued to Mayne Pharma (i) 258,363.280 shares of our Series A Preferred Stock, and (ii) a warrant to purchase 10,250,569 shares of our common stock. The shares of Series A Preferred Stock converted into 87,843,897 shares of common stock on August 14, 2014. Such warrant has an exercise price of $0.0878 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on June 24, 2019.

On May 15, 2015, we entered into the 2015 Mayne Purchase Agreement pursuant to which we issued to Mayne Pharma (i) 33,333,333 shares of our common stock and (ii) a warrant to purchase 33,333,333 shares of our common stock. Such warrant has an exercise price of $0.075 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on May 15, 2020.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2015 and 2014 totaled $89,365 and $65,000, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services were $3,000 and $10,000 related to our S-1 filings for the years ended December 31, 2015 and 2014, respectively

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2015 and 2014 totaled $5,000 and $6,250, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 9, 2013, between Commonwealth Biotechnologies, Inc., and the Company (1)

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock (5)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (8)

3.4	Second Amended and Restated Bylaws of the Company (2)

4.1	Warrant, dated June 24, 2014 issued to Mayne Pharma Ventures Pty Ltd. (3)

4.2	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (3)

Exhibit No.	Description

4.3	Warrant, dated May 15, 2015 issued to Mayne Pharma Ventures Pty Ltd. (9)

10.1	Contribution Agreement, dated August 13, 2013, by and between Hedgepath, LLC, and the Company (1)

10.2	Securities Purchase Agreement, dated June 24, 2014, by and between the Company and Mayne Pharma Ventures Pty Ltd. (3)

10.3	Stock Purchase Agreement, dated June 24, 2014, by and between HedgePath Pharmaceuticals, Inc. and Hedgepath, LLC (3)

10.4	Promissory Note, dated June 24, 2014, issued to the Company by Hedgepath, LLC (3)

10.5	Equity Holders Agreement, dated June 24, 2014, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (3)+

10.6	Amended and Restated Equity Holders Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (9)+

10.7	Debt Forgiveness Agreement, dated June 24, 2014, by and between the Company and Hedgepath, LLC (3)

10.8	Employment Agreement, dated June 24, 2014, between the Company and Nicholas J. Virca (3)+

10.9	First Amendment to Employment Agreement, dated May 15, 2015, between the Company and Nicholas J. Virca (9)

10.10	Executive Chairman Agreement, dated June 24, 2014, between the Company and Frank O’Donnell, Jr. M.D. (3)

10.11	First Amendment to Executive Chairman Agreement, dated May 15, 2015, between the Company and Frank O’Donnell, Jr. M.D. (9)

10.12	Supply and License Agreement, dated September 3, 2013, by and among the Company and Mayne Pharma. (5)+

10.13	Amendment No. 1 to Supply and License Agreement, dated December 17, 2013, between the Company and Mayne Pharma. (6)

10.14	Amendment No. 2 to Supply and License Agreement, dated March 4, 2014, between the Company and Mayne Pharma. (7)

10.15	Amended and Restated Supply and License Agreement, dated June 24, 2014, by and among the Company and Mayne Pharma. (3)+

10.16	Second Amended and Restated Supple and License Agreement, dated May 15, 2015, by and among the Company and Mayne Pharma. (9)+

10.17	Employment Agreement, dated September 4, 2014, between the Company and Garrison J. Hasara (4)

10.18	Securities Purchase Agreement, dated May 15, 2015, by and between the Company and Mayne Pharma Ventures Pty Ltd. (9)

10.19	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc. (9)+

10.20	Sublicense Agreement, entered into effective as of September 2, 2015, by and between Mayne Pharma International Pty Ltd and the Company. (10)+

14	Code of Ethical Conduct (11)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101.ins	XBRL Instance Document(*)

101.xsd	XBRL Taxonomy Extension Schema Document(*)

101.cal	XBRL Taxonomy Calculation Linkbase Document(*)

101.def	XBRL Taxonomy Definition Linkbase Document(*)

101.lab	XBRL Taxonomy Label Linkbase Document(*)

101.pre	XBRL Taxonomy Presentation Linkbase Document(*)

*	Filed herewith.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
(1)	Previously filed with Form 8-K, dated August 16, 2013.
(2)	Previously filed with Form 8-K, dated May 21, 2015.
(3)	Previously filed with Form 8-K, dated June 30, 2014.
(4)	Previously filed with Form 8-K, dated September 9, 2014.
(5)	Previously filed with Form 8-K, dated September 10, 2013.
(6)	Previously filed with Form 8-K, dated December 23, 2013.
(7)	Previously filed with Form 8-K, dated March 11, 2014.
(8)	Previously filed with Form S-1/A on July 22, 2015.
(9)	Previously filed with Form 10-Q on August 14, 2015.
(10)	Previously filed with Form 8-K, dated September 9, 2015.
(11)	Previously filed with Form 10-K on February 13, 2015.

HEDGEPATH PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of HedgePath Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of HedgePath Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HedgePath Pharmaceuticals, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred cumulative net losses since inception of approximately $36 million at December 31, 2015, of which approximately $9.4 million was incurred subsequent to the emergence from bankruptcy, as discussed in Note 1. Furthermore, the Company expects to continue to incur net losses through the foreseeable future. These factors, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Tampa, Florida

February 1, 2016

HEDGEPATH PHARMACEUTICALS, INC.

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$601,445	$365,161
Prepaid expenses	34,414	97,817

Total current assets	635,859	462,978
Other long term assets	250,000	—

Total assets	$885,859	$462,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,356	$324,966
Other liabilities	78,524	75,933

Total current liabilities	461,880	400,899

Total liabilities	461,880	400,899

Commitments and contingencies	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common Stock, $0.0001 par value; 340,000,000 shares authorized; 245,353,270 and 211,419,937 shares issued and outstanding in 2015 and 2014, respectively	24,535	21,142
Additional paid-in capital	36,571,982	32,263,890
Accumulated deficit	(36,172,538)	(32,222,953)

Total stockholders’ equity	423,979	62,079

Total liabilities and stockholders’ equity	$885,859	$462,978

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
Revenues:	$—	$—

Total revenues	—	—

Expenses:
Research and development	1,680,250	2,430,735
General and administrative	2,269,335	1,507,082

Total expenses	3,949,585	3,937,817

Loss from operations	(3,949,585)	(3,937,817)
Interest expense	—	(37,481)

Net loss	$(3,949,585)	$(3,975,298)

Basic and diluted loss per share	$(0.02)	$(0.04)

Weighted average common shares outstanding	232,616,649	95,884,524

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock Series A		Common Stock			Common Stock Subscription Receivable – Related Party	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balances, December 31, 2013	170,001	$17	18,888,971	$1,889	$27,479,913	$—	$(28,247,655)	$(765,836)
Issuance of preferred and common stock in debt forgiveness transaction	71,636	7	2,530,227	253	189,508	—	—	189,768
Sale of common stock to related party	—	—	20,000,000	2,000	1,498,000	(1,250,000)	—	250,000
Issuance of warrants for debt forgiveness	—	—	—	—	450,000	—	—	450,000
Issuance of common stock warrants in acquisition of research and development and development license agreement	—	—	—	—	619,134	—	—	619,134
Issuance of preferred stock in acquisition of research and development license agreement	258,363	26	—	—	1,290,700	—	—	1,290,726
Collection of stock subscription receivable	—	—	—	—	—	1,250,000	—	1,250,000
Conversion of preferred stock to common stock	(500,000)	(50)	170,000,739	17,000	(16,950)	—	—	—
Stock compensation expense	—	—	—	—	753,585	—	—	753,585
Net Loss							(3,975,298)	(3,975,298)

Balances, December 31, 2014	—	—	211,419,937	21,142	32,263,890	—	(32,222,953)	62,079
Sale of common stock and common stock warrants to related party	—	—	33,333,333	3,333	2,496,667	—	—	2,500,000
Common shares issued for payment of trade payables	—	—	600,000	60	89,940	—	—	90,000
Stock-based compensation	—	—	—	—	1,721,485	—	—	1,721,485
Net loss	—	—	—	—	—	—	(3,949,585)	(3,949,585)
Balances, December 31, 2015	—	$—	245,353,270	$24,535	$36,571,982	$—	$(36,172,538)	$423,979

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
Operating activities:
Net loss	$(3,949,585)	$(3,975,298)
Adjustments to reconcile net loss to net cash flows from operating activities:
In-process research and development purchased with the issuance of preferred stock and common stock warrants	—	1,909,860
Non-cash interest expense	—	34,819
Stock-based compensation	1,721,485	753,585
Changes in assets and liabilities:
Prepaid expenses	63,403	(87,817)
Other assets	(250,000)	—
Accounts payable and other current liabilities	150,981	61,327

Net cash flows from operating activities	(2,263,716)	(1,303,524)

Financing activities:
Proceeds from related party advances	—	273,638
Payments on notes payable	—	(105,170)
Proceeds from sale of common stock and collection of stock subscription receivable, related party	2,500,000	1,500,000

Net cash flows from financing activities	2,500,000	1,668,468

Net change in cash and cash equivalents	236,284	364,944
Cash and cash equivalents at beginning of year	365,161	217

Cash and cash equivalents at end of year	$601,445	$365,161

Cash paid for interest	$—	$2,005

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in payment of trade payables	$90,000	$—

Issuance of preferred and common stock in debt forgiveness transaction	$—	$189,768

Issuance of warrants in debt forgiveness transaction	$—	$450,000

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	Corporate overview:

Overview

The accompanying audited financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology) as successor to Commonwealth Biotechnologies, Inc., a Virginia corporation (“CBI”), have been prepared by the Company as a going concern, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

Nature of the Business

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company has begun dosing its Phase II(b) clinical trial. The Company’s proposed therapy is based upon the use of SUBA-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole is approved by the U.S. Food and Drug Administration (the “FDA”) for, and extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

Second Amended and Restated Supply and License Agreement

Pursuant to the Company’s Supply and License Agreement with Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) which was originally entered into on September 3, 2013, amended and restated on June 24, 2014 and most recently amended and restated on May 15, 2015, Mayne Pharma is obligated to: (i) supply the Company with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide the Company with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (the “JDC”) with the Company to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. Mayne Pharma will also provide certain services (in accordance with the development plan and budget for the Company’s product) including to direct clinical programming (subject to the oversight and approval by the JDC and, in certain circumstances, the Board of Directors), and to direct the regulatory approval process and intellectual property strategy related to the product. Any services provided to the Company by Mayne Pharma in this regard will be provided at Mayne Pharma’s expense (other than third party costs agreed to by the Company and Mayne Pharma), and such services will be subject to the Company’s prior approval. The Supply and License Agreement may be terminated by Mayne Pharma if the Company fails to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by June 30, 2017, if the Company breaches any provision of the Equity Holders Agreement or purchase agreements with Mayne Pharma (each as described below), if the Company materially breaches the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

Mayne Pharma Sublicense Agreement

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	Corporate overview (continued):

Mayne Pharma Securities Purchase Agreements

On June 24, 2014, the Company and Mayne Pharma entered into a Securities Purchase Agreement (the “Mayne Purchase Agreement”). Pursuant to the Mayne Purchase Agreement, the Company (i) issued 258,363 shares of Series A Preferred Stock (the “Mayne Series A Shares”) and (ii) issued, upon closing of a separate Securities Purchase Agreement, dated June 24, 2014 (as described further below, the “HPLLC Purchase Agreement”) by and between the Company and Hedgepath, LLC, a warrant to purchase 10,250,569 shares of Common Stock (the “Mayne Make-Up Warrant”). The Mayne Series A Shares converted into 87,843,897 shares of Common Stock on August 14, 2014 pursuant to the terms of the Equity Holders Agreement (discussed below) and in accordance with the terms of the Series A Preferred Stock. The Mayne Make-Up Warrant has an exercise price of $0.0878 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on June 24, 2019. In conjunction with the execution of the Mayne Purchase Agreement, the Company has expensed, as in-process research and development costs, approximately $1.9 million for the fair value of the preferred stock and warrant issued. The value of the issued stock was calculated by taking approximately 42% of the market capitalization on the date the agreement was entered into to reflect the 42% ownership exchanged for entering into the agreement. The value of the warrant was calculated by using the Black-Scholes valuation model that uses assumptions for expected volatility (104.9%), expected dividends (none), expected term (5 years), and risk-free interest rate (1.7%). Expected volatilities are based on historical volatilities of peer companies. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of the grant for the period of the expected term.

On May 15, 2015, the Company and Mayne Pharma entered into a Securities Purchase Agreement (the “2015 Mayne Purchase Agreement”) pursuant to which, in consideration of Mayne Pharma’s investment of $2.5 million in the Company, the Company issued (i) 33,333,333 shares of Common Stock and (ii) a warrant to purchase 33,333,333 shares of Common Stock (the “Warrant”) for an aggregate purchase price of $2,500,000, or $0.075 per share. The transaction contemplated by the 2015 Mayne Purchase Agreement formally closed on May 18, 2015. The Warrant is immediately exercisable, subject to certain restrictions, at an exercise price of $0.075 per share and expires on May 15, 2020.

Hedgepath, LLC Purchase Agreement

On June 24, 2014, the Company and Hedgepath, LLC entered into the Hedgepath, LLC Purchase Agreement, pursuant to which the Company sold Hedgepath, LLC 20,000,000 shares of Common Stock at a purchase price of $0.075 per share for an aggregate purchase price of $1,500,000, which monies were funded in monthly installments through December 2014 pursuant to the promissory note (the “HPLLC Note”) issued by Hedgepath, LLC to the Company on June 24, 2014. Funds received under this transaction are being used by the Company for research and development as well as for general and administrative expenses.

Equity Holders Agreement

On June 24, 2014, in fulfillment of one of the conditions of the Mayne Purchase Agreement, the Company, Mayne Pharma, Hedgepath, LLC, Dr. Frank O’Donnell and Mr. Nicholas J. Virca (who for these purposes are referred to together as the “Equity Holder Parties”) entered into an Amended and Restated Equity Holders Agreement (the “Equity Holders Agreement”). On May 15, 2015, as a condition of the 2015 Mayne Purchase Agreement, the Equity Holder Parties entered into the Second Amended and Restated Equity Holders Agreement. The Equity Holders Agreement governs the rights and obligations of each of the parties as they pertain to the Company’s securities and to the present and future governance of the Company. Pursuant to the Equity Holders Agreement:

•	Mayne Pharma and Hedgepath, LLC each agreed not to offer, pledge, sell, contract to sell, swap or enter into any other transfer arrangement any of their company securities until June 24, 2015 (which is referred to as the Lock-Up Period) without prior written consent of the other Equity Holder Parties, except for in limited circumstances as described in the Equity Holders Agreement;

•	Mayne Pharma, Hedgepath, LLC, Mr. Virca and Dr. O’Donnell each agreed that during the Lock-Up Period none of them will own greater than 49.5% of the Company’s common stock on a fully-diluted basis (such ownership to include individual and affiliate ownership) except that Mayne Pharma is permitted to own greater than 49.5% of the Company’s common stock on a fully-diluted basis, but only as a result of its ownership of the shares and the warrant issued pursuant to the 2015 Mayne Purchase Agreement, it being understood that Mayne Pharma will not exercise the Warrant until after the Lock-up Period;

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	Corporate overview (continued):

•	Mayne Pharma agreed that while the Equity Holders Agreement remains in effect, Mayne Pharma will not act in concert as part of a “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended) with any other person or persons to own or control more than fifty percent (50%) of the outstanding common stock;

•	Mayne Pharma and its affiliates have been granted a right of first refusal to purchase a pro rata share of any new securities issued by us, such pro rata share to be determined based upon the number of shares of common stock held by Mayne Pharma on a fully diluted basis as compared to the number of shares of common stock outstanding immediately prior to the offering of the new securities on a fully diluted basis;

•	Mayne Pharma has been granted the right until June 24, 2016 to introduce accredited investors to participate in a private offering of the Company’s securities (with some exceptions as described in the Equity Holders Agreement). In the event that the Company contemplates a private offering of its securities, such accredited investors introduced by Mayne Pharma to have the right to participate in up to 50% of the private offering;

•	Mr. Virca agreed to lock-up his equity securities of our company until the earlier of: (i) September 3, 2016, (ii) the receipt of written notice of acceptance for the filing of an NDA for the product licensed to us by Mayne Pharma, or, (iii) to the extent provided in an applicable award agreement, upon his death or disability;

•	Dr. O’Donnell and the Company agreed that Dr. O’Donnell is not entitled to receive any equity securities under our EIP until the Performance Goal Date (as described below);

•	The Company agreed not to amend the Company’s 2014 Equity Incentive Plan (the “EIP”) in any way during the Lock-Up Period without written consent of Mayne Pharma;

•	For as long as either Hedgepath, LLC or Mayne Pharma own more than forty percent (40%) of the Company’s common stock on a fully-diluted basis, without the approval of either or both of Hedgepath, LLC and Mayne Pharma, as applicable, the Company shall not increase the number of shares authorized under the EIP, amend the EIP, adopt a new stock grant plan or issue, grant or award more than 5,000,000 shares of common stock under the EIP in the aggregate (in addition to previous EIP grants);

•	The Equity Holder Parties agreed that all awards included in the initial issuance of securities from the EIP are subject to restriction on exercise until the earlier of: (i) September 3, 2016 or (ii) the receipt of written notice of acceptance for the filing of an NDA by us an NDA for the product licensed to the Company by Mayne Pharma, provided that any awards granted after June 24, 2014 are not subject to this restriction;

•	Mayne Pharma has the right to designate one director to our Board of Directors and to designate a second director if the size of the board is increased to seven directors until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires, or (ii) the date on which the Mayne Pharma or its affiliates ceases to own ten percent (10%) or more of the issued and outstanding common stock on a fully diluted basis (which we call the Voting Rights Termination Date);

•	The Equity Holder Parties agree that, for as long as Mayne Pharma has the right to designate a director to our Board of Directors, all of the Equity Holder Parties will vote their shares in favor of appointing the Mayne Pharma candidate to the board;

•	The Equity Holder Parties agree not to increase or decrease the size of our Board of Directors except with the unanimous consent of the board until the Voting Rights Termination Date;

•	Until the Voting Rights Termination Date, the Equity Holder Parties agree that any replacement or removal of Mr. Virca requires the unanimous approval of the Board of Directors and any replacement or removal of Dr. O’Donnell requires the approval of all of the members of the Board of Directors except for Dr. O’Donnell. Notwithstanding the foregoing, Mr. Virca and Dr. O’Donnell may be removed without unanimous approval of the Board of Directors upon the occurrence of the Majority Holder Condition (described below), Failure Condition (described below) or Material Breach Condition (described below);

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	Corporate overview (continued):

•	The Equity Holder Parties agree to use diligent good faith efforts to ensure that the Board of Directors continues to consist of a majority of “Independent Directors” (as defined in the Equity Holders Agreement) until such time as (i) a single stockholder (not acting as part of a “group”) of the Company owns greater than ninety percent (90%) of our common stock or (ii) only for so long as Mayne Pharma holds at least forty percent (40%) of the Company’s outstanding common stock, there is a material breach of any document relating to the transactions by and among the Equity Holder Parties on May 15, 2015 other than by Mayne Pharma, excluding the occurrence of a the Failure Condition, and Mayne Pharma has not otherwise nominated, designated, elected or appointed a majority of the directors on the Board of Directors (collectively referred to as the Material Breach Condition);

•	The Equity Holder Parties agree to vote for the Board of Directors in its current composition (unless mutually agreed upon by Mayne Pharma and Hedgepath, LLC) until such time as (i) either Mayne Pharma or Hedgepath, LLC, alone, and not in concert as part of a “group,” own a majority of the Company’s outstanding shares of common stock (the Company refers to this condition as the Majority Holder Condition), (ii) one hundred and fifty days after the Performance Goal (as described below) is not satisfied (the Company refers to this condition as the Failure Condition) and (iii) upon the occurrence of a Material Breach Condition. Upon the occurrence of the Majority Holder Condition or Failure Condition, the majority holder or Mayne Pharma, respectively, may remove any current director and appoint a new director as long as the Board of Directors continues to consist of a majority of Independent Directors. Upon the occurrence of the Material Breach Condition, the requirement that the Board of Directors consist of a majority of Independent Directors will cease and Mayne Pharma will have the right to remove any current director and appoint a new director. Mayne Pharma may remove current directors and appoint new directors by written consent or by calling a meeting in accordance with the Bylaws, as amended; and

•	Mayne Pharma was granted a right of first refusal to purchase any shares of the Company’s common stock being transferred or sold by the individual account of Dr. O’Donnell or Mr. Virca except for certain exempt transfers as described in the Equity Holders Agreement;

In addition to the foregoing, pursuant to the Equity Holders Agreement, the Equity Holder Parties agreed that the Company would seek to (i) close on one or more registered or unregistered equity, debt or equity-linked financings in which the Company receive aggregate net proceeds of at least $5,000,000 or (ii) enter into a license, development, commercialization or similar agreement relating to the Company’s product, provided that the Company receive a net upfront payment of at least $5,000,000 in connection with such agreement and that such agreement will be subject to the approval of Mayne Pharma (collectively, the Company refers to this goal as the Performance Goal) on or before May 31, 2016 (the Company refers to this date as the Performance Goal Date). Under the Equity Holders Agreement, all previously required performance goals as set forth in the original Equity Holders Agreement have been removed and replaced solely with the Performance Goal.

If the Company does not meet the Performance Goal, in addition to the remedies described above, Dr. O’Donnell may be required by Mayne Pharma to resign from his position as Executive Chairman (in connection with his removal as a director), Dr. O’Donnell will forfeit all then unvested options, warrants, restricted stock units, or other right to acquire common stock (or securities convertible into common stock) and Hedgepath, LLC may be required to forfeit certain shares of common stock it owns. Furthermore, Mayne Pharma will continue to have the right to purchase (i) by written notice to Dr. O’Donnell all company securities owned by Dr. O’Donnell individually, including vested options, vested warrants, vested restricted stock units and the like, or otherwise transferred by him, as the case may be, at the fair market value (as such term is described in the Equity Holders Agreement) as of the date of such resignation or termination and (ii) any shares required to be forfeited by Hedgepath, LLC at the price described in the Equity Holders Agreement.

The Equity Holders Agreement terminates (i) if the Company receives an adjudication of bankruptcy, the Company executes an assignment for the benefit of creditors, a receiver is appointed for the Company or the Company is voluntarily or involuntarily dissolved or (ii) if the Company, Hedgepath, LLC and Mayne Pharma expressly agree in writing. Additionally, certain limited provisions of the Amended and Restated Equity Holders Agreement terminate at such time as the Mayne Pharma and its affiliates collectively own less than ten percent (10%) of our common stock on a fully diluted basis.

In connection with their entry into the Equity Holders Agreement, the Equity Holder Parties agreed to waive, among other things, certain specified prior breaches by us of our obligations under the Amended and Restated Equity Holders Agreement entered into in June 2014.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	Corporate overview (continued):

Related Party Debt Forgiveness Agreement

Following the Company’s emergence from bankruptcy in August 2013, certain expenses had been incurred for officer salary, travel, legal and patent expenses. These expenses, totaling $639,768, were paid by Hedgepath, LLC on behalf of the Company. This debt was forgiven pursuant to a Debt Forgiveness Agreement, dated June 24, 2014 (the “Debt Forgiveness Agreement”), which was entered into by the Company and Hedgepath, LLC as a condition of closing of the Mayne Purchase Agreement and was accounted for as a capital transaction due to the related party nature of the agreement. Pursuant to the Debt Forgiveness Agreement, Hedgepath, LLC waived, canceled and forgave payment from the Company of the aforementioned $639,768 of indebtedness previously advanced by Hedgepath, LLC to the Company in exchange for 2,530,227 shares of Common Stock, 71,636 shares of Series A Preferred Stock (the “Debt Forgiveness Series A Shares”) and a warrant (the “Debt Forgiveness Warrant”) to purchase 10,250,569 shares of Common Stock. The Debt Forgiveness Series A Shares together with Series A Preferred Shares previously issued to Hedgepath, LLC converted into 82,156,842 shares of Common Stock on August 14, 2014 pursuant to the terms of the Equity Holders Agreement and in accordance the with the terms of the Series A Preferred Stock. The Debt Forgiveness Warrant may be exercised by Hedgepath, LLC at an exercise price of $0.0878 per share at any time, from time to time, prior to the expiration of the Debt Forgiveness Warrant on June 24, 2019.

2.	Liquidity and management’s plans:

The Company presently has very limited cash resources and requires significant additional financing for its research and development, commercialization and distribution efforts and its working capital and intends to finance these activities primarily through:

•	proceeds from public and private equity and debt financings and, potentially, from strategic transactions;

•	proceeds from the exercise of warrants issued in public and private financings;

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of its products for which the Company would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where the Company would receive funding based on out-licensing its product; and

•	seeking government or private foundation grants which would be awarded to the Company to further develop its current and future anti-cancer therapies.

However, there can be no assurance that any of these plans will be implemented on commercially reasonable terms, if at all.

The Company had cash and cash equivalents of $601,445 as of December 31, 2015.

3.	Summary of Significant Accounting Policies:

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, will be effective for the Company in the first quarter for the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company will evaluate the impact of adoption of the new standard on its financial statements upon commencement of revenue generating activities.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

3.	Summary of Significant Accounting Policies (continued):

(“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the impact the revised guidance will have on its financial statements.

Management has considered all other recent accounting pronouncements issued, but not effective, and they do not believe that they will have a significant impact on the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2015, the Company had approximately $213,000 in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 7 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2015 or 2014.

4.	Prepaid Expenses:

At December 31, 2015, prepaid expenses of $34,414 consisted primarily of approximately $27,000 in prepaid Directors and Officers and clinical trial insurance premiums and $7,500 in OTCQB exchange fees relating to 2016. Prepaid expenses as of December 31, 2014 related primarily to prepaid Directors and Officers insurance premiums of approximately $40,000 and prepaid financing expenses of $50,000.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

5.	Other Long-term Assets:

Other long-term assets at December 31, 2015 consists of a $250,000 deposit with our independent contract research organization. The deposit is fully refundable at the conclusion of our clinical trial which targets basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome. There were no long-term assets at December 31, 2014.

6.	Other Liabilities:

At December 31, 2015, other liabilities of $78,524 includes approximately $73,000 of accrued legal expenses (of which $52,500 are related to the 2013 reorganization and are required to be settled in stock upon completion of at least a $5 million stock offering) and $6,000 of accrued payroll expenses. At December 31, 2014, other liabilities of $75,933 includes the $52,500 relating to the reorganization as mentioned above, $20,678 for unbilled legal and research & development expenses, and $2,755 in accrued payroll.

7.	Income Taxes:

The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2015	2014
Income taxes benefit computed at statutory rate	$(1,342,859)	$(1,351,601)
State income tax benefit, net	(136,332)	(137,219)
Other	20,950	80,899
Change in valuation allowance	1,458,241	1,407,921

Total	$—	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2015	2014
In-process research and development	$996,154	$996,154
Net operating loss carry forward	1,681,549	878,706
R&D credit	60,213	15,779
Share-based compensation	841,524	256,219
Accrued expenses	17,850	17,850

	3,597,290	2,164,708

Less: valuation allowance	(3,597,290)	(2,164,708)

Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2015 and 2014, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be realizable.

The Company has a federal net operating loss (“NOLs”) of approximately $4.5 million as of December 31, 2015. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $4.3 million as of December 31, 2015. The loss carryforwards begin to expire in 2018.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

8.	Stockholders’ Equity:

Employee Stock Plans

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. There are no options outstanding under this plan.

On July 18, 2014, the EIP was adopted by the Company’s Board of Directors. On September 30, 2014, the EIP was approved by the majority of stockholders. The 2014 EIP authorizes the issuance of up to 32,583,475 shares of the Company’s common stock. In July 2014, 15,041,738 restricted stock units (“RSUs”) were granted to the Company’s Chief Executive Officer, Nicholas J. Virca, and shall vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a New Drug Application (“NDA”) by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Virca is actively employed by the Company on the earlier of such date. An additional 1.5 million RSUs were issued to various Board members and officers with the same vesting schedule. In August 2014, 7,000,000 RSUs were issued to the Company’s Chief Financial Officer, Garrison J. Hasara. Of those RSUs, 50% shall vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a NDA by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Hasara is actively employed by the Company on the earlier of such date. Mr. Hasara’s balance of RSUs will vest September 3, 2017.

In August 2015, the Company issued 2,350,000 RSUs to various members the Board of Directors and management of the Company. The 750,000 RSUs issued to management will vest over three years. The balance of 1,600,000 will vest the earlier of September 5, 2017 and FDA approval of an NDA for any product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology.

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $1,721,485 and $753,585 in stock-based compensation expense related to Restricted Stock Units for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 there was approximately $1.6 million in unamortized stock-based compensation cost related to non-vested stock awards.

Issuance of Preferred and Common Stock

Upon entering into the Amended and Restated Supply and License Agreement with Mayne Pharma, the Company issued 258,363 shares of Series A Preferred Stock to Mayne Pharma. The fair value of such issued shares of Series A Preferred Stock has been accounted for as in-process research and development totaling approximately $1.3 million and is included in research and development expense for the year ended December 31, 2014. All outstanding Preferred Stock converted to Common Stock on August 14, 2014. Each share of Preferred Stock converted into approximately 340 shares of Common Stock on August 14, 2014.

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

Pursuant to the Debt Forgiveness Agreement (Note 1) with Hedgepath, LLC, a warrant to purchase 10,250,569 shares of the Company’s common stock at $0.0878 was granted to Hedgepath, LLC. The warrant will expire on June 24, 2019. The amount of debt forgiven of $450,000 was recorded as additional paid-in capital for the year ended December 31, 2014.

See Note 1 for discussion of warrants issued in conjunction with the Mayne Pharma Purchase Agreement.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

9.	Related party transactions:

As part of the short-form reincorporation merger with HPPI, certain expenses had been incurred for officer salary, travel, legal and patent expense. These expenses, totaling $639,768, were paid by Hedgepath, LLC on behalf of HPPI. The balance due was exchanged for preferred stock, common stock and common stock warrants as discussed further in Note 1 (Related Party Debt Forgiveness Agreement).

The Company also has significant contractual agreements with Mayne Pharma as discussed in Note 1.

10.	Legal Proceedings:

The Company is not currently subject to any material legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: February 1, 2016	By:	/s/ NICHOLAS J. VIRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Garrison J. Hasara
	Name:	Garrison J. Hasara
	Title:	Chief Financial Officer and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ DR. FRANCIS E. O’DONNELL, JR.	Executive Chairman and Director	February 1, 2016
Dr. Francis E. O’Donnell, Jr.

/S/ STEFAN J. CROSS	Director	February 1, 2016
Stefan J. Cross

/S/ DR. R. DANA ONO	Director	February 1, 2016
Dr. R. Dana Ono

/S/ SAMUEL P. SEARS, JR.	Director	February 1, 2016
Samuel P. Sears, Jr.

/S/ W. MARK WATSON, CPA	Director	February 1, 2016
W. Mark Watson, CPA

S-1