Form 10-Q
period 2016-03-31
HedgePath Pharmaceuticals, Inc.
filed 2016-05-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, there were 268,393,270 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$118,623	$601,445
Other current assets	52,017	34,414

Total current assets	170,640	635,859
Other long term assets	250,000	250,000

Total assets	$420,640	$885,859

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$647,114	$383,356
Other liabilities	96,316	78,524

Total current liabilities	743,430	461,880

Total liabilities	743,430	461,880

Commitments and contingencies (note 6)	—	—
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 340,000,000 shares authorized; 245,353,270 shares issued and outstanding	24,535	24,535
Additional paid-in capital	37,019,678	36,571,982
Accumulated deficit	(37,367,003)	(36,172,538)

Total stockholders’ (deficit) equity	(322,790)	423,979

Total liabilities and stockholders’ (deficit) equity	$420,640	$885,859

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Total Revenues:	$—	$—

Expenses:
Research and development expenses	582,513	313,017
General and administrative	611,952	609,657

Total Expenses:	1,194,465	922,674

Net loss	$(1,194,465)	$(922,674)

Basic and diluted net loss per share	$0.00	$0.00

Weighted average common stock shares outstanding	245,353,270	211,419,937

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balances, January 1, 2016	245,353,270	$24,535	$36,571,982	$(36,172,538)	$423,979
Stock based compensation	—	—	447,696	—	447,696
Net loss	—	—	—	(1,194,465)	(1,194,465)

Balances, March 31, 2016	245,353,270	$24,535	$37,019,678	$(37,367,003)	$(322,790)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(1,194,465)	$(922,674)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	447,696	419,703
Changes in assets and liabilities:
Prepaid expense and other current assets	(17,603)	54,094
Accounts payable and other current liabilities	281,550	167,667

Net cash used in operating activities	(482,822)	(281,210)

Net change in cash and cash equivalents	(482,822)	(281,210)
Cash and cash equivalents at beginning of period	601,445	365,161

Cash and cash equivalents at end of period	$118,623	$83,951

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2016, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, which are included in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on February 1, 2016 (the “2015 Annual Report”). The accompanying condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2015 Annual Report and our other filings with the SEC.

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

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company’s proposed therapy is based upon the use of SUBA™ Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (the “FDA”) for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America (“U.S.”) market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company is presently conducting a Phase II(b) clinical trial.

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by the Company’s manufacturing partner and significant shareholder Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) under a supply and license agreement, originally dated September 3, 2013 and most recently amended and restated on May 15, 2015 (the “SLA”). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being the Company’s licensor and supply partner, under the SLA and related agreements, Mayne Pharma holds a significant minority equity stake in the Company and holds important rights with respect to the Company, such as the right to appoint a member to the Company’s Board of Directors.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

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

However, there is a material risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. If adequate funds are not available when needed, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company, its viability, its financial condition and its results of operations beyond 2016. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing stockholders. The Company had cash and cash equivalents of approximately $118,623 as of March 31, 2016 (see note 7 for information regarding an equity offering by the Company subsequent to March 31, 2016).

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2016, the Company had did not have any depository accounts containing a cash balance in excess of these insured limits.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the impact the guidance will have on its financial statements.

4.	Other liabilities

At March 31, 2016 and December 31, 2015, other liabilities include $52,500 payable to a third party service provider which is required to be settled in stock upon the completion of at least a $5 million stock offering. Additional other liabilities include approximately $30,000 in accrued legal expenses and $14,000 in accrued payroll at March 31, 2016, and approximately $20,000 in accrued legal expenses and $6,000 in accrued payroll expenses at December 31, 2015.

5.	Stockholders’ Equity:

Employee Stock Plans

Total stock-based compensation for the three months ended March 31, 2016 was approximately $0.45 million and is related to certain restricted stock units (“RSUs”) issued in 2014 and 2015 in connection with the Company’s Equity Incentive Plan. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. There was approximately $1.1 million in unamortized stock-based compensation relating the RSUs at March 31, 2016, which is expected to be recognized over the next 29 months. The grant date fair value of RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest. As of March 31, 2016, there were 25,891,738 RSUs granted to various members of the Board of Directors, management and other employees.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

6.	Legal Proceedings:

The Company is currently not subject to any material legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

7.	Subsequent Events:

In April 2016, the Company initiated a private placement offering (the “Offering”) of up to $5.5 million solely to “accredited investors” pursuant to Rule 506(c) of regulation D promulgated by the SEC. The Offering is being undertaken on a “no minimum” basis, meaning that the Company is free to raise less than the maximum $5.5 million amount of the Offering. In the Offering, the Company is offering up to 55,000,000 units, with each unit comprised of one (1) share of Common Stock and one (1) 5-year warrant to purchase one (1) share of Common Stock. Each unit is being offered at a price of $0.10, and the exercise price of each warrant is $0.12 per share. No actual units will be issued, and each investor will only receive shares of Common Stock and warrants to purchase Common Stock. Both the shares and the shares underlying the warrants will be subject to customary registration rights. As of May 9, 2016, approximately $2.3 million has been raised under the Offering resulting in the issuance of approximately 23.0 million shares of Common Stock and warrants to purchase 23.0 million shares of Common Stock. Under agreements previously entered into with the Company, Mayne has the right to purchase the Company’s securities in new equity offerings of the Company in an amount necessary to maintain its percentage ownership in the fully-diluted capitalization of the Company. Mayne has provided the Company with written notice of its exercise of such right in connection with the Offering, and it is expected that Mayne will purchase all of its pro rata share, on a fully-diluted basis, of the securities issued by the Company in connection with the Offering.

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

Results of Operations

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Research and Development Expenses. We recognized approximately $0.6 million in research and development expenses during the three months ended March 31, 2016 compared to approximately $0.3 million for the three months ended March 31, 2015. Research and development expenses for the current period primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. Research and development expenses for the prior period consists primarily of salaries and stock-based compensation related to clinical trial design and regulatory activities.

General and Administrative Expenses. We recognized approximately $0.6 million in general and administrative expenses during both the three months ended March 31, 2016 and 2015. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes.

Liquidity and Capital Resources

We had approximately $118,623 cash on hand at March 31, 2016 and approximately $1.8 million as of May 12, 2016. Subsequent to March 31, 2016, we began closing on a private placement offering with gross proceeds received through May 12, 2016 of approximately $2.3 million (see Note 7 to the accompanying financial statements).

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings and, potentially, other strategic transactions;

•	proceeds from the exercise of warrants issued in public and private financings

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

However, there is a material risk that none of these plans will be implemented and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company, our viability, our financial condition and our results of operations in 2016 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing stockholders.

As a result of the foregoing circumstances, there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included a paragraph emphasizing “going concern” uncertainty in their audit report on the 2015 financial statements dated February 1, 2016. The financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) the results of our collaboration with Mayne Pharma, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2015 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, but see note 7 to the accompanying financial statements for information regarding a private placement we commenced in April 2016.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: May 13, 2016	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1