Form 10-Q
period 2016-06-30
HedgePath Pharmaceuticals, Inc.
filed 2016-08-12
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 300,353,270 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,615,073	$601,445
Other current assets	50,221	34,414

Total current assets	4,665,294	635,859
Other long term assets	250,000	250,000

Total assets	$4,915,294	$885,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396,047	$383,356
Other liabilities	222,023	78,524

Total current liabilities	618,070	461,880

Total liabilities	618,070	461,880

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 and 340,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 300,353,270 and 245,353,270 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	30,035	24,535
Additional paid-in capital	42,963,198	36,571,982
Accumulated deficit	(38,696,009)	(36,172,538)

Total stockholders’ equity	4,297,224	423,979

Total liabilities and stockholders’ equity	$4,915,294	$885,859

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:	$—	$—	$—	$—

Total Revenues:	—	—	—	—

Expenses:
Research and development expenses	605,520	300,288	1,188,033	613,305
General and administrative	724,539	491,368	1,336,491	1,101,025

Total Expenses:	1,330,059	791,656	2,524,524	1,714,330

Loss from operations	(1,330,059)	(791,656)	(2,524,524)	(1,714,330)
Interest income	1,053	—	1,053	—

Net loss	$(1,329,006)	$(791,656)	$(2,523,471)	$(1,714,330)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common stock shares outstanding	275,941,869	227,827,263	260,647,569	219,668,924

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2016	245,353,270	$24,535	$36,571,982	$(36,172,538)	$423,979
Proceeds from sale of common stock and common stock warrants, net	27,115,000	2,712	2,662,188	—	2,664,900
Proceeds from sale of common stock and common stock warrants, related party, net	27,885,000	2,788	2,833,636	—	2,836,424
Stock based compensation	—	—	895,392	—	895,392
Net loss	—	—	—	(2,523,471)	(2,523,471)

Balances, June 30, 2016	300,353,270	$30,035	$42,963,198	$(38,696,009)	$4,297,224

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Six months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(2,523,471)	$(1,714,330)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation	895,392	839,406
Changes in assets and liabilities:
Prepaid expense and other current assets	(15,807)	(198,457)
Accounts payable and other current liabilities	156,190	101,792

Net cash used in operating activities	(1,487,696)	(971,589)
Financing activities:
Proceeds from sale of common stock and common stock warrants, net	2,664,900	—
Proceeds from sale of common stock and common stock warrants, related party, net	2,836,424	2,500,000

Net cash flows from financing activities	5,501,324	2,500,000

Net change in cash and cash equivalents	4,013,628	1,528,411
Cash and cash equivalents at beginning of period	601,445	365,161

Cash and cash equivalents at end of period	$4,615,073	$1,893,572

Supplemental disclosure of non-cash financing activity:
Issuance of common stock in payment of trade payables	$—	$90,000

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2016, and for all periods presented, have been made.

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

The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2015 Annual Report and our other filings with the SEC.

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

Nature of the Business

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America (“U.S.”) market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company is presently conducting an open label Phase II(b) clinical trial.

The Company’s proposed therapy is based upon the use of SUBA™-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug Itraconazole to which the Company holds an exclusive U.S. license. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (the “FDA”) for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by the Company’s

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

1.	Corporate overview (continued):

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

Recent financing

On May 25, 2016, the Company conducted the final closing (the “Final Closing”) of its previously announced “best efforts/no minimum” private placement offering to accredited investors (the “Offering”) of the Company’s units (each a “Unit”) at a price of $0.10 per Unit, with each Unit consisting of: (i) one (1) share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a five-year warrant to purchase one (1) share of Common Stock at an exercise price of $0.12 per share (each a “Warrant”). No actual Units were issued, and each investor received shares of Common Stock and Warrants only. During the course of the Offering, which began on March 30, 2016, the Company sold all 55,000,000 Units reserved for the Offering for aggregate gross proceeds of $5,500,000 including the units sold to Mayne Pharma as described below.

The Company has granted the investors certain registration rights requiring the Company, following the Final Closing, to file a registration statement with the Securities and Exchange Commission covering the resale by the investors of the shares of Common Stock issued in the Offering and the shares of Common Stock underlying the Warrants issued in the Offering. The Company is required to use its commercially best efforts to cause the registration statement to be declared effective. The Company filed the registration statement with the Securities and Exchange Commission in June 2016, and it was declared effective on July 22, 2016.

In connection with the Final Closing, and pursuant to an existing right of the Company’s license and manufacturing partner and significant stockholder Mayne Pharma to purchase its pro rata share, on a fully-diluted basis, of new securities issuances of the Company (the “Mayne Right of First Refusal”), the Company entered into a definitive Securities Purchase Agreement (“SPA”) (in substantially the same form as the SPA executed by other investors in the Offering) with Mayne Pharma, and in connection therewith issued an aggregate of 27,885,000 Units to Mayne Pharma, consisting of an aggregate of 27,885,000 shares of Common Stock and a Warrant to purchase up to an aggregate of 27,885,000 shares of Common Stock, for aggregate gross proceeds to the Company of $2,788,500.

In connection with the Offering, the Company engaged certain FINRA-member agents to help it secure investors for the Offering (the “Finders Arrangements”). Such agents secured investors for an aggregate of $582,500 for the Offering and received commissions equal to an aggregate of $46,600 in cash and warrants (in substantially the form of the Warrants) to purchase 466,000 shares of Common Stock. Pursuant to the Mayne Right of First Refusal, the Company issued and sold to Mayne a warrant to purchase 479,236 shares of Common Stock for a purchase price of $47,924 (the “Mayne Finders Warrant”), which constituted Mayne’s pro rata share, on a fully-diluted basis, of all warrants issued in connection with the Finders Arrangements, inclusive of the Mayne Finders Warrant. For ease of administration, the 479,236 shares of Common Stock underlying the Mayne Finders Warrant were added to the Mayne Offering Warrant, resulting in the issuance to Mayne of a single Warrant to purchase 28,364,236 shares of Common Stock.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

2.	Liquidity and management’s plans:

At June 30, 2016, the Company had cash and cash equivalents of approximately $4.6 million. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes the Company does not accelerate the development of the existing product candidate, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additional funding from any source (including equity and debt financings) may be unavailable on favorable terms, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of June 30, 2016, the Company had approximately $4.1 million which exceeded these insured limits.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the impact the guidance will have on its financial statements.

4.	Other liabilities

At December 31, 2015, other liabilities included $52,500 payable to a third party service provider which was required to be settled in stock upon the completion of at least a $5 million stock offering. That liability was renegotiated and settled in May 2016 with $25,000 in cash resulting in a gain of $27,500 which is included as a reduction of general and administrative expenses in the accompanying 2016 condensed statements of operations.

5.	Stockholders’ Equity:

Employee Stock Plans

Total stock-based compensation for the six months ended June 30, 2016 was approximately $0.9 million and is related to certain restricted stock units (“RSUs”) issued in 2014 and 2015 in connection with the Company’s Equity Incentive Plan. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. The grant date fair value of RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

5.	Stockholders’ Equity (continued):

In June 2016, the vesting date for RSUs originally scheduled to vest in September 2016 was extended until March 2017. These RSUs were revalued using the quoted market price of the Company’s common stock on the date the vesting was extended. That expense associated with the increase in value will be recognized over the extended vesting period. There was approximately $2.4 million in unamortized stock-based compensation relating to RSUs at June 30, 2016, which is expected to be recognized over the next 26 months.

As of June 30, 2016, there were 25,891,738 RSUs granted to various members of the Board of Directors, management and other employees. On July 1, 2016, the three independent members of the Board of Directors and the Secretary received a total grant of 650,000 RSUs and 650,000 common stock options with an exercise price of $0.24 per share.

6.	Legal Proceedings:

The Company is currently not subject to any material legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in the Company’s other filings with the SEC. See “Cautionary Note Regarding Forward Looking Statements” below.

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

Results of Operations

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Research and Development Expenses. We recognized approximately $0.6 million in research and development expenses during the three months ended June 30, 2016 compared to approximately $0.3 million for the three months ended June 30, 2015. The increase is primarily related to approximately $0.2 million in research and development expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome for which we commenced dosing patients in September 2015.

General and Administrative Expenses. We recognized approximately $0.7 million in general and administrative expenses during the three months ended June 30, 2016 and approximately $0.5 million for the three months ended June 30, 2015. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase is primarily due to an increase in compensation and consulting expenses of $0.2 million.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Research and Development Expenses. We recognized approximately $1.2 million in research and development expenses during the six months ended June 30, 2016 compared to approximately $0.6 million for the six months ended June 30, 2015. Research and development expenses for the both periods primarily consist of expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The increase is primarily related to approximately $0.5 million in research and development expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome for which we commenced dosing patients in September 2015.

General and Administrative Expenses. We recognized approximately $1.3 million in general and administrative expenses during the six months ended June 30, 2016 compared to approximately $1.1 million for the six months ended June 30, 2015. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase is primarily due to an increase in compensation and consulting expenses of approximately $0.2 million.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of approximately $4.6 million. Based on our current operational plan and budget, we expect that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes we do not accelerate the development of our existing product candidate, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additional funding from any source (including equity and debt financings) may be unavailable on favorable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first six months of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: August 12, 2016	By:	/s/ Nicholas J. Virca
Nicholas J. Virca
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1