Form 10-Q
period 2016-09-30
HedgePath Pharmaceuticals, Inc.
filed 2016-10-31
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 300,438,270 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$3,553,832	$601,445
Other current assets	58,904	34,414

Total current assets	3,612,736	635,859
Other long term assets	250,000	250,000

Total assets	$3,862,736	$885,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$441,489	$383,356
Other liabilities	28,114	78,524

Total current liabilities	469,603	461,880

Total liabilities	469,603	461,880

Commitments and contingencies (Note 6)	0	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 and 340,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 300,353,270 and 245,353,270 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	30,035	24,535
Additional paid-in capital	43,784,115	36,571,982
Accumulated deficit	(40,421,017)	(36,172,538)

Total stockholders’ equity	3,393,133	423,979

Total liabilities and stockholders’ equity	$3,862,736	$885,859

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:	$0	$—	$0	$—

Total Revenues:	0	—	0	—

Expenses:
Research and development expenses	720,339	601,664	1,908,372	1,214,969
General and administrative	1,013,846	600,397	2,350,337	1,701,422

Total Expenses:	1,734,185	1,202,061	4,258,709	2,916,391

Loss from operations	(1,734,185)	(1,202,061)	(4,258,709)	(2,916,391)
Interest income	9,177	—	10,230	—

Net loss	$(1,725,008)	$(1,202,061)	$(4,248,479)	$(2,916,391)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common stock shares outstanding	300,353,270	245,353,270	273,979,411	228,324,455

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, January 1, 2016	245,353,270	$24,535	$36,571,982	$(36,172,538)	$423,979
Proceeds from sale of common stock and common stock warrants, net	27,115,000	2,712	2,662,188	0	2,664,900
Proceeds from sale of common stock and common stock warrants, related party, net	27,885,000	2,788	2,833,636	0	2,836,424
Stock based compensation	0	0	1,716,309	0	1,716,309
Net loss	0	0	0	(4,248,479)	(4,248,479)

Balances, September 30, 2016	300,353,270	$30,035	$43,784,115	$(40,421,017)	$3,393,133

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine months Ended September 30,
	2016	2015

Operating activities:
Net loss	$(4,248,479)	$(2,916,391)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation	1,716,309	1,273,789
Changes in assets and liabilities:
Prepaid expense and other current assets	(24,490)	(208,794)
Accounts payable and other current liabilities	7,723	229,507

Net cash used in operating activities	(2,548,937)	(1,621,889)

Financing activities:
Proceeds from sale of common stock and common stock warrants, net	2,664,900	—
Proceeds from sale of common stock and common stock warrants, related party, net	2,836,424	2,500,000

Net cash flows from financing activities	5,501,324	2,500,000

Net change in cash and cash equivalents	2,952,387	878,111
Cash and cash equivalents at beginning of period	601,445	365,161

Cash and cash equivalents at end of period	$3,553,832	$1,243,272

Supplemental disclosure of non-cash financing activity:
Issuance of common stock in payment of trade payables	$0	$90,000

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us”, “our” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2016, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the accompanying financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015, which are included in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on February 1, 2016 (the “2015 Annual Report”). The accompanying condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2015 Annual Report and our other filings with the SEC.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities of the Company in the normal course of business. If the Company is unable to general revenue or raise required funding to continue to pursue its business plan, it may have to cease operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nature of the Business

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s preliminary and current focus is on the development of therapies for skin, lung and prostate cancers in the United States of America (“U.S.”) market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company is presently conducting an open label Phase II(b) clinical trial.

The Company’s proposed therapy is based upon the use of SUBA™-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug Itraconazole to which the Company holds an exclusive U.S. license. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (the “FDA”) for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans. The Company has developed and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to the Company by the Company’s

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

1. Corporate overview (continued):

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

May 2016 financing

On May 25, 2016, the Company conducted the final closing (the “Final Closing”) of its previously announced “best efforts/no minimum” private placement offering to accredited investors (the “Offering”) of the Company’s units (each a “Unit”) at a price of $0.10 per Unit, with each Unit consisting of: (i) one (1) share of Common Stock, and (ii) a five-year warrant to purchase one (1) share of Common Stock at an exercise price of $0.12 per share (each a “Warrant”). No actual Units were issued, and each investor received shares of Common Stock and Warrants only. During the course of the Offering, which began on March 30, 2016, the Company sold all 55,000,000 Units reserved for the Offering for aggregate gross proceeds of $5,500,000 including the Units sold to Mayne Pharma as described below.

The Company granted to investors in the Offering certain registration rights requiring the Company, following the Final Closing, to file a registration statement with the SEC covering the resale by such investors and their assignees of the shares of Common Stock issued in the Offering and the shares of Common Stock underlying the Warrants issued in the Offering. The Company was required to use its commercially best efforts to cause such registration statement to be declared effective. The Company filed the registration statement with the SEC in June 2016, and it was declared effective on July 22, 2016.

In connection with the Final Closing, and pursuant to an existing right of Mayne Pharma to purchase its pro rata share, on a fully-diluted basis, of new securities issuances of the Company (the “Mayne Right of First Refusal”), the Company entered into a definitive Securities Purchase Agreement (“SPA”) (in substantially the same form as the securities purchase agreement executed by other investors in the Offering) with Mayne Pharma, and in connection therewith issued an aggregate of 27,885,000 Units to Mayne Pharma, consisting of an aggregate of 27,885,000 shares of Common Stock and a Warrant to purchase up to an aggregate of 27,885,000 shares of Common Stock, for aggregate gross proceeds to the Company of $2,788,500.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

2.	Liquidity and management’s plans:

At September 30, 2016, the Company had cash and cash equivalents of approximately $3.6 million. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes the Company does not accelerate the development of the existing product candidate, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additional funding from any source (including equity and debt financings) may be unavailable on favorable terms, if at all.

Not included in the foregoing estimate of the timing for the availability of existing Company cash reserves is the potential that the Company might be required to use cash to pay payroll taxes upon the vesting of certain restricted stock units (“RSUs”) in 2017 in the event the Company is unable to secure funding to cover the payroll tax liability or otherwise employ strategies aimed at satisfying such liability. Such payment could significantly reduce the Company’s cash resources and possibly require the Company to raise new funding earlier than expected in order to fund planned operations as projected.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of September 30, 2016, the Company had approximately $3.2 million which exceeded these insured limits.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of RSUs issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

“simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. In applying the Black-Scholes options pricing model for options issued in July 2016 (see Note 5), the assumptions are as follows: expected price volatility of 113.16%; risk-free interest rate of 1.14%; weighted average expected life in years of 6; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

5.	Stockholders’ Equity:

Employee Stock Plans

Total stock-based compensation for the nine months ended September 30, 2016 was approximately $1.7 million and is related to certain RSUs and stock options issued in connection with the Company’s 2014 Equity Incentive Plan. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. The grant date fair value of RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest.

In June 2016, the vesting and payment dates for certain RSUs originally scheduled to vest in the quarter ended September 30, 2016 was extended until March 2017. These RSUs were revalued using the quoted market price of the Common Stock on the date the vesting was extended. The expense associated with the increase in value will be recognized over the extended vesting period including approximately $0.4 million in the quarter ended September 30, 2016.

On July 1, 2016, the three independent members of the Company’s Board of Directors and the Company’s Secretary and Chief Compliance Officer received a total grant of 650,000 RSUs and 650,000 common stock options with an exercise price of $0.24 per share and Black-Scholes value of $0.192 per share. The options vest over three years on the anniversary of the grant date and as of September 30, 2016 had an intrinsic value of approximately $0.1 million. As of September 30, 2016, there were 26,541,738 RSUs and 650,000 Common Stock options granted to various members of the Board of Directors, management and other employees. There was approximately $1.9 million in unamortized stock-based compensation relating to RSUs and stock options as of September 30, 2016, which is expected to be recognized over the next 33 months.

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

Results of Operations

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Research and Development Expenses. We recognized approximately $0.7 million in research and development expenses during the three months ended September 30, 2016 compared to approximately $0.6 million for the three months ended September 30, 2015. The increase is primarily related to an approximately $0.1 million increase in stock compensation expense related primarily to the deferral of vesting and payment of certain previously granted equity awards.

General and Administrative Expenses. We recognized approximately $1.0 million in general and administrative expenses during the three months ended September 30, 2016 compared to approximately $0.6 million for the three months ended September 30, 2015. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase is primarily due to an increase in stock compensation expense of approximately $0.3 million related primarily to the deferral of vesting and payment of certain previously granted equity awards.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Research and Development Expenses. We recognized approximately $1.9 million in research and development expenses during the nine months ended September 30, 2016 compared to approximately $1.2 million for the nine months ended September 30, 2015. Research and development expenses for the both periods primarily consist of expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The increase is primarily related to approximately $0.6 million in research and development expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome for which we commenced dosing patients in September 2015 and an increase of $0.1 million in stock compensation related primarily to the deferral of vesting and payment of certain previously granted equity awards.

General and Administrative Expenses. We recognized approximately $2.4 million in general and administrative expenses during the nine months ended September 30, 2016 compared to approximately $1.7 million for the nine months ended September 30, 2015. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, consulting and taxes. The increase is primarily due to an increase in stock compensation expense of approximately $0.3 million related primarily to the deferral of vesting and payment of certain previously granted equity awards, an increase in consulting expense of approximately $0.1 million, and an increase in legal expense of approximately $0.1 million.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of approximately $3.6 million. Based on our current operational plan and budget, we expect that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes we do not accelerate the development of our existing product candidate, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additional funding from any source (including equity and debt financings) may be unavailable on favorable terms, if at all.

Not included in the foregoing estimate of the timing for the availability of existing cash reserves is the potential that we might be required to use cash to pay payroll tax upon the vesting of certain RSUs in 2017 in the event there is not a cash buyer for the portion of those stock awards sufficient to cover the payroll tax liability. Such payment could significantly reduce our cash resources and possibly require us to raise new funding earlier than expected in order to fund planned operations as projected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first nine months of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period of this Quarterly Report, all unregistered sales of our securities were previously disclosed in a Current Report of Form 8-K.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: October 31, 2016	By:	/s/ Nicholas J. Virca

Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2016	By:	/s/ Garrison J. Hasara

Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1