Form 10-K
period 2016-12-31
HedgePath Pharmaceuticals, Inc.
filed 2017-02-17
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $11,622,956 based on the closing sale price of the company’s common stock on such date of $0.228 per share, as reported by the OTC Markets Group, Inc.

As of February 17, 2017, there were 353,447,172 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2016

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “HPPI,” the “Company,” “we,” “us” and “our” or similar terms refer to HedgePath Pharmaceuticals, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the SEC that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by those forward-looking statements.

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

Overview

We are a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. We may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. Our preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America market, with the first indication targeting basal cell carcinoma (or BCC) in patients with Basal Cell Carcinoma Nevus Syndrome (or BCCNS, also known as Gorlin Syndrome). We are presently conducting an open label, Phase II(b) clinical trial of a proposed therapy for BCCNS, and in August 2016 and October 2016, we announced positive interim data from this trial.

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

“SUBA” (which stands for “super bioavailability”) technology is designed to improve the bioavailability of orally administered drugs that are poorly soluble. In studies conducted by Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) relating to the anti-fungal use of SUBA-Itraconazole, SUBA-Itraconazole demonstrated improved absorption and significantly reduced variability within and between patients compared to the branded and generic forms of itraconazole in human studies. We believe this technology is well-suited for the exploration of the potential anti-cancer effects of itraconazole. Mayne Pharma is our majority stockholder and has also licensed to us the U.S. rights to SUBA-Itraconazole as a potential treatment for cancer. The predicted benefits of the SUBA-Itraconazole formulation are as follows:

•	polymer drug dispersion technology has been demonstrated to deliver itraconazole with 90% bioavailability;

•	Itraconazole absorption is not dependent on an acidic stomach; itraconazole is released in the lower pH conditions found in the intestine, improving drug delivery and bioavailability;

•	SUBA-Itraconazole levels have been demonstrated to be more consistent within subjects and between subjects compared to generic or branded itraconazole;

•	SUBA-Itraconazole can be taken with or without food or acidic beverages; and

•	there are no restrictions regarding achlorhydric patients (low acid stomach) or patients with acid reflux (requiring proton-pump inhibitors).

The foregoing characteristics lead us to believe that SUBA-Itraconazole could be well-suited for chronic use in treating cancer due to its more predictable therapeutic levels and lower toxicity, and we are studying this theory in our current clinical trial.

In contrast, we believe that the use of the non-SUBA formulation of itraconazole to treat cancer would be more challenging due to the following characteristics of branded and generic formulations:

•	poor drug delivery resulting in bioavailability of only 55%;

•	inconsistent blood plasma levels in individual patients and between patients;

•	the need to eat a meal and take acidic beverages with drug dosing to control pH;

•	the need for achlorhydric (low acid stomach) patients to maximize bioavailability; and

•	many patients require proton-pump inhibitor drugs to control acid reflux, which provides gastric conditions that are not favorable for absorption of itraconazole from non-SUBA formulations of itraconazole.

Following a meeting between our management and representatives of the FDA in August 2014, we submitted to FDA an Investigational New Drug (“IND”) application in November 2014 for the use of our product candidate to treat Gorlin Syndrome, which, among other conditions, causes the chronic formation of basal cell tumors. Our IND application was cleared by the FDA in December 2014, and we commenced patient recruiting during the third quarter of 2015 for our Phase II(b) clinical trial. We then began studying the safety and efficacy of the SUBA-Itraconazole formulation during the fourth quarter 2015 to determine how well it reduces basal cell carcinoma tumor burden in patients with Gorlin Syndrome.

In May 2016, we received notice of Orphan Drug Designation for treatment of patients with Gorlin Syndrome with our oral formulation of SUBA-Itraconazole Capsules. In August 2016, we announced positive interim data from our Phase II(b) trial. The data reported were derived from our analysis of results in 13 subjects who completed 16 weeks of SUBA-Itraconazole dosing. In October 2016, we announced additional positive interim data from our Phase II(b) trial for 18 subjects who completed 16 weeks of SUBA-Itraconazole dosing. Based on these encouraging interim results, we intend to continue collecting data on subjects being enrolled and treated at 5 centers in the U.S. while we interact with FDA regarding ongoing results demonstrating efficacy and tolerability for SUBA-Itraconazole the treatment of BCC in patients with Gorlin Syndrome.

In November 2016, we submitted a Breakthrough Therapy Designation Request (or BTDR) to the FDA for SUBA-Itraconazole for the treatment of non-metastatic basal cell carcinoma in patients with BCCNS. On January 19, 2017, we received a written communication from the FDA stating that our BTDR could not be granted at that time due to the FDA’s determination that, based on the clinical endpoints for our ongoing Phase II(b) clinical trial of SUBA-Itraconazole for the treatment of BCCNS, we were not seeking to treat a life-threatening aspect of BCC associated with BCCNS. The FDA advised that, in lieu of meeting that requirement, we may submit a new BTDR at such time as we are able to provide further evidence that administration of SUBA-Itraconazole results in delay or avoidance of the need for surgical excision of BCC tumors in BCCNS subjects. The current study endpoint (as previously approved by the FDA) is a 30% or greater reduction in target tumor burden and, to-date only one subject in our current trial has required surgical intervention and only for a single tumor. The FDA further advised that, in order to submit a revised BTDR for SUBA-Itraconazole for the treatment of BCCNS, we must provide data for at least 24 weeks’ duration of confirmed clinical responses for subjects being studied in our Phase II(b) trial according to a central independent review committee. As a result of this development, we intend to continue our planned recruitment and treatment of patients in our Phase II(b) trial in order to collect further data regarding duration of response for those subjects who have completed 24 weeks or more in the trial. Thirteen such subjects have qualified to date. We will continue to evaluate whether a revised BTDR submission is appropriate. Importantly, these developments are not expected to impact our overall anticipated timing for conclusion of the study (if primary endpoints are met) that would support the filing of a New Drug Application filing (or NDA) with the FDA later this year for potential approval of SUBA-Itraconazole for the treatment of BCCNS.

Our regulatory strategy is driven by the so called 505(b)(2) regulatory pathway, under which a drug (in our case, itraconazole) that has already been approved for use in humans in the United States by the FDA is developed for one or more new medical indications (in our case, as an anti-cancer agent). Due to the history of safe and efficacious use of itraconazole in humans for anti-fungal applications, we believe the 505(b)(2) pathway is available to us, which creates the potential for significantly reducing the risk and time to achieve FDA approval of our cancer therapy compared to new clinical entities.

Intellectual Property

We strive to protect the intellectual property that we believe will be important to our business, including seeking our own patent protection (or seeking licenses to patents) intended to cover the composition of matter of our product candidate, its methods of use, related technology and other inventions that are important to our business.

We have developed, licensed and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole. We have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and majority stockholder Mayne Pharma under a Supply and License Agreement, originally dated September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, and most recently amended on November 22, 2016 (the “Supply and License Agreement”). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being our licensor and supply partner, under the Supply and License Agreement and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right to appoint members to our Board of Directors.

On September 2, 2015, we entered into a sublicense agreement with Mayne Pharma, pursuant to which Mayne Pharma sublicensed to us the exclusive U.S. rights to two patents regarding the use of itraconazole for treatment of cancer, namely US patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and US patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014. Mayne Pharma is the sublicensee of the patents from Accelas Holdings, a British Virgin Islands company, who in turn is the licensee from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration. We paid a one-time license fee of $75,000 to Mayne Pharma upon entering into the sublicense agreement, which is included in research and development expenses in the accompanying 2015 statement of operations.

The following is a summary of intellectual property in the form of issued U.S. Patents we own, or for which we have exclusive licenses, regarding the use of itraconazole, and more specifically SUBA-Itraconazole, as an anti-cancer therapy.

Johns Hopkins University Patents Sublicensed to Accelas Holdings/Mayne Pharma/HedgePath: we have worked in concert with Mayne Pharma to sublicense rights to the following two Johns Hopkins University (JHU) patents for the use of itraconazole as a treatment for cancer as a Hedgehog Pathway Inhibitor and as an Angiogenesis Inhibitor:

Johns Hopkins University US Patent 8,653,083

Hedgehog Pathway Antagonists to Treat Disease

Issued: 02-18-2014

Johns Hopkins University US Patent 8,980,930

Angiogenesis Inhibitors

Issued: 03-17-2015

Mayne Pharma Intellectual Property Licensed to HedgePath: Four issued patents have been licensed to us by Mayne Pharma concerning the manufacturing and composition of matter for SUBA-Itraconazole, for which we are implementing clinical and regulatory programs to enable the repurposing of itraconazole to treat cancer. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States as evidenced via the clearance by FDA for us to proceed directly into a Phase II(b) human trials which have been underway since August 2015. The patents that are licensed to us by Mayne Pharma are as follows:

Mayne Pharma US Patent 6,881,745

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 04-19-2005

Mayne Pharma US Patent 8,771,739

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 07-08-2014

Mayne Pharma US Patent 8,921,374

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 12-30-2014

Mayne Pharma US Patent 9,272,046

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 03-01-2016

HedgePath Intellectual Property: We were issued a patent by the US Patent and Trademark Office to cover our own inventions on November 24, 2015 (US Patent 9,129,609, Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors). Initial target applications include itraconazole therapies for skin, lung and prostate cancers.

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

We believe that the targeted inhibition of Hedgehog signaling may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, GDC-0449 (vismodegib, developed by Genentech, Inc., a subsidiary of Roche), is the first Hedgehog inhibitor based-therapy and sonidegib (developed by Novartis and recently sold to Sun Pharma by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of basal cell carcinoma by the FDA.

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

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently in human studies over the last few years including our Phase II(b) clinical trial to treat BCC in patients with Gorlin Syndrome, all of which are the basis of our continued interest in the clinical development of SUBA-Itraconazole for treatment of human cancers.

We believe that our development of SUBA-Itraconazole as an anti-cancer therapy has demonstrated (as a result of the preliminary data from our ongoing Phase II(b) trial) its potential effective use as an inhibitor of the Hedgehog pathway, thereby retarding the progression of cancer.

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

Basal Cell Carcinoma

SUBA-Itraconazole may offer a significant alternative therapy to Genentech’s drug, vismodegib, for treatment of basal cell carcinoma (known as BCC). Vismodegib is the first FDA-approved Hedgehog inhibitor based-therapy, yet has many reported toxicities and is associated with serious side effects that result in suspension of chronic dosing. As a result, basal cell tumors reoccur and patients are faced with the choice of returning to vismodegib therapy or, if possible, surgical alternatives. The SUBA-Itraconazole formulation of itraconazole may prove to be a more acceptable therapy for a larger number of patients or considered as a therapy which could easily be alternated with vismodegib, especially for patients who cannot endure vismodegib side-effects for extended periods of treatment. Additionally, recent reports indicate that vismodegib has led to resistance in some BCC patients, so use of SUBA-Itraconazole as an alternative therapy in this sub-population of patients could prove to be very useful for long term oral drug therapy. We believe it is for this reason that SUBA-Itraconazole has qualified for orphan drug designation for the treatment of patients with Gorlin Syndrome An orphan drug designation expedites review of drugs for the treatment of diseases that have relatively small patient populations. If SUBA-Itraconazole is approved as an orphan drug, there will be various commercial benefits to the Company such as 7 years of market exclusivity following FDA approval

BCC in patients with Gorlin Syndrome is our first indication being studied in a Phase II(b) trial which was launched in August of 2015 and where we began recruiting and dosing subjects during the fourth quarter of 2015. Individuals being enrolled in this trial must have been diagnosed with Gorlin Syndrome and have numerous BCC tumors as well as meet a well-defined list of inclusion criteria in order to qualify for enrollment and treatment with SUBA-Itraconazole.

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
Skin(1)

Patients with BCC (basal cell carcinoma) lesions

First indication: BCC tumors in Gorlin Syndrome Patients requiring surgery

Follow-on Indication: Patients with BCC facial lesions pending MOHs or other surgical procedures

		Less toxic therapy than vismodegib for Gorlin Patients to delay surgeries; low toxicity therapy to delay or minimize surgical intervention for facial BCC tumors	10,000 Gorlin patients needing chronic BCC therapy; 65,000 BCC patients pending surgical treatment for facial tumors that require excision and potential plastic surgery	$300 million for Gorlin patients and $600 million for patients with BCC facial lesions requiring surgery based upon HedgePath estimates of ~ $4,000 - $5,000 monthly cost of therapy for target populations

Lung(2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Cisplatin/Pemetrexed IV Therapy	Improve the current median 8-10 month survival achieved with best supportive care	56,000 men and women with late-stage disease on chemotherapy treatment	$1.7 billion based on HedgePath estimates of ~ $4,000 - $5,000 monthly cost of therapy

Prostate(3)	Patients with non metastatic castrate resistant prostate cancer (NMCRPC) and rising PSA levels on “off-label” androgen deprivation therapy (ADT)	Delay the progression to metastatic disease while preventing or reducing the use of ADT and its associated side-effects	45,000 high-risk men with prostate cancer which may lead to metastases of the bone	$1.5 billion based on HedgePath estimates of ~ $4,000 - $5,000 monthly cost of therapy

*	HedgePath therapies based on 50% of patient populations

References:

(1)	J Am Academy Dermatology, 2006; Skin Cancer Foundation, 2009; International Medicine News, 2011; Seeking Alpha, 2012; BCCNS Life Support Network 2015, Genetics Home Reference 2015
(2)	STATS MGU, 2009; Global Industry Analysts, 2010; BMC Health Services, 2011; World Health Organization, 2011; Cost of Treating Lung Cancer, 2012; National Center for Biotechnology Information, 2012
(3)	J. Urology, 2003; Oncology, 2004; J. Clinical Oncology, 2011; Medscape, 2012; Landes Bioscience, 2012

Our Strategy

Our goal is to be a leader in the development and commercialization of SUBA-Itraconazole-based therapeutics for the treatment of cancer patients. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

•	Rapidly Advance the Clinical Development of Our Therapies. With the history of safe use of itraconazole in humans for anti-fungal indications, we bypassed each of the required pre-clinical animal studies for toxicity and Phase I human trials to establish safety, and therefore are able to move directly into Phase II human trials. We filed an IND to test SUBA-Itraconazole for the treatment of basal cell carcinoma in patients with Gorlin Syndrome, and the IND was cleared by FDA for human testing as of late December 2014. As a result, we began recruiting subjects for a Phase II(b) trial during the third quarter of 2015 and dosing subjects in fourth quarter of 2015. We announced positive interim data from this trial in August 2016 and October 2016. In addition, we may file individualized clinical protocols during 2017 and beyond to expand the study of SUBA-Itraconazole for other target cancer indications.

•	Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include BTDR, fast track designation, accelerated approval, and priority review. We believe that SUBA-Itraconazole for the treatment of cancer may qualify for one of these designations, which could help expedite the regulatory review process. In May 2016, we received notice of Orphan Drug Designation for treatment of patients with Gorlin Syndrome with our oral formulation of SUBA-Itraconazole oral capsules. In January 2017, our initial BTDR request was denied by FDA, and we will continue to evaluate whether a revised BTDR submission is appropriate.

•	Commercialize and Market with Exclusivity. We have opened clinical trial sites and commenced the clinical testing of SUBA-Itraconazole for treatment of basal cell carcinoma in an initial Phase II(b) trial for patients with Gorlin Syndrome, in order to later seek FDA approval based upon its efficacy for this new indication. In addition, should we gain FDA approval for treatment of BCC in patients with Gorlin Syndrome, for which we currently have an orphan designation, we would be entitled to 7 years of market exclusivity following FDA approval. We are also developing specific clinical trial designs to address different forms of cancer in order to pursue NDA approvals for multiple indications. Further, we believe SUBA-Itraconazole can be commercialized in a way that maximizes benefits for cancer patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

We intend to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	financial support from our manufacturing and supply partner and majority stockholder, Mayne Pharma;

•	proceeds from public and private financings and, potentially, from strategic transactions;

•	proceeds from the exercise of warrants issued in public and private financings;

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product to augment their product profile in the treatment of cancers; and/or

•	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimates that in 2016 there were approximately 1.7 million new cases of cancer and approximately 596,000 deaths from cancer in the United States.

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

Cancer and Hedgehog Inhibitors. The Hedgehog (also known as Hh) proteins comprise a group of secreted proteins that regulate cell growth, differentiation and survival. They are involved in organogenesis (the formation of organs), and have been shown to promote adult stem cell proliferation. Inappropriate activation of the Hh signaling pathway has been implicated in the development of several types of cancers including prostate, lung, pancreas, breast, brain and skin. Hedgehog pathway inhibitors are a relatively new class of therapeutic agents that act by targeting the proteins involved in the regulation of the Hh pathway. Many of these newly discovered inhibitors are currently undergoing preclinical testing and some have entered clinical studies as anti-cancer agents for a variety of cancers. Vismodegib was approved for treatment of locally advanced and metastatic basal cell carcinoma in early 2012 and sonidegib was approved for locally advanced BCC in mid-2015.

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

Manufacturing and Product Supply and Relationship with Mayne Pharma

We are in the early stages of development and thus we do not have any production facilities or manufacturing personnel. We currently have a Supply and License Agreement in place with Mayne Pharma, our majority stockholder, for the U.S. rights to its patented formulation of itraconazole, SUBA-Itraconazole. The agreement provides for the supply to HPPI of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by HPPI in its anticipated clinical trials, including the trial for basal cell carcinoma in patients with Gorlin Syndrome which was cleared by the FDA in December 2014 and for which we began dosing patients during 2015, and for the future exclusive commercial supply following FDA approvals, if obtained.

Pursuant to the Supply and License Agreement, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being skin, , lung and prostate cancer) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (or the JDC) with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. The Supply and License Agreement may be terminated by Mayne Pharma if we fail to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by December 31, 2018, if we breach any provision of the Amended and Restated Equity Holders Agreement, as amended by Amendment No. 1 to Amended and Restated Equity Holders’ Agreement (the “Equity Holders Agreement”), if we materially breach the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

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

On June 24, 2014, we and Mayne Pharma, along with Nicholas J. Virca, our President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., our former Executive Chairman, and Hedgepath, LLC, a Florida limited liability company and the then majority stockholder of our company which is controlled by Black Robe Capital LLC, consummated a series of related transactions to fulfill certain conditions of the Supply and License Agreement. In connection therewith, we and Mayne Pharma entered into an Amended and Restated Supply and License Agreement. In addition, on the June 24, 2014, in fulfillment of one of the conditions under the Supply and License Agreement, we entered into a Securities Purchase Agreement with Mayne Pharma (the “Mayne Purchase Agreement”). Pursuant to the terms of the Mayne Purchase Agreement, we issued to Mayne Pharma (i) 258,363.280 shares of our Series A Preferred Stock, and (ii) a warrant to purchase 10,250,569 shares of our common stock. The shares of Series A Preferred Stock converted into 87,843,897 shares of common stock on August 14, 2014. Such warrant has an exercise price of $0.0878 per share and expiration date of June 24, 2019, and was fully exercised during the twelve months ending December 31, 2016.

On May 15, 2015, we and Mayne Pharma, along with Mr. Virca and Dr. O’Donnell consummated a series of related transactions to fulfill certain conditions of the Supply and License Agreement. In connection therewith, we and Mayne Pharma entered into a Second Amended and Restated Supply and License Agreement. In addition, on May 15, 2015, we entered into a Securities Purchase Agreement with Mayne Pharma (the “2015 Mayne Purchase Agreement”). Pursuant to the terms of the 2015 Mayne Purchase Agreement, we issued to Mayne Pharma (i) 33,333,333 shares of our common stock and (ii) a warrant to purchase 33,333,333 shares of our common stock. Such warrant has an exercise price of $0.075 per share and expiration date of May 15, 2020, and was fully exercised during the twelve months ending December 31, 2016.

On May 25, 2016, we closed our “best efforts/no minimum” private placement offering to accredited investors (the “Offering”) of the units (each a “Unit”) at a price of $0.10 per Unit, with each Unit consisting of: (i) one (1) share of our common stock, and (ii) a five-year warrant to purchase one (1) share of common stock at an exercise price of $0.12 per share (each a “Warrant”).

In connection with the Offering, and pursuant to an existing right of Mayne Pharma to purchase its pro rata share, on a fully-diluted basis, of new securities issuances (the “Mayne First Right of Refusal”), we entered into a definitive Securities Purchase Agreement (“SPA”) (in substantially the same form as the SPA executed by other investors in the Offering) with Mayne Pharma, and in connection therewith issued an aggregate of 27,885,000 Units to Mayne Pharma, consisting of an aggregate of 27,885,000 shares of common stock and a Warrant to purchase up to an aggregate of 27,885,000 shares of common stock, for aggregate gross proceeds to us of $2,788,500.

In connection with the Offering, we engaged certain FINRA-member agents to help it secure investors for the Offering (the “Finders Arrangements”). Such agents secured investors for an aggregate of $582,500 for the Offering and received commissions equal to an aggregate of $46,600 in cash and warrants (in substantially the form of the Warrants) to purchase 466,000 shares of common stock. Pursuant to the Mayne Right of First Refusal, we issued and sold to Mayne Pharma a warrant to purchase 479,236 shares of common stock for a purchase price of $47,924 (the “Mayne Finders Warrant”), which constituted Mayne’s pro rata share, on a fully-diluted basis, of all warrants issued in connection with the Finders Arrangements, inclusive of the Mayne Finders Warrant. For ease of administration, the 479,236 shares of common stock underlying the Mayne Finders Warrant were added to the Mayne Offering Warrant, resulting in the issuance to Mayne of a single Warrant to purchase 28,364,236 shares of common stock.

As a result of the Offering and subsequent warrant exercises by Mayne Pharma, Mayne Pharma owned approximately 50.5% of our equity securities on a fully diluted basis as of December 31, 2016.

See “Certain Relationships and Related Party Transactions” for further information.

Sales and Marketing

We are in the early stages of development and thus have not yet established a sales, marketing or product distribution infrastructure because our product candidate is still in clinical development. We may either license commercialization rights to our product candidate to larger third party partners, who will be responsible for sales, distribution and marketing efforts, or we may (assuming adequate resources are available) retain commercial rights for our product candidate, in which case we would seek to access the oncology market through a focused, specialized sales force of our own or in conjunction with a marketing partner under a co-promotion agreement. In December 2016, we entered into an agreement with a leading strategic advisory company, which specializes in the arena of orphan drugs, to provide us with additional assistance in the development of our commercial strategy for SUBA-Itraconazole for treatment of BCC in patients with BCCNS. This effort is intended to assist our determination of our pricing and launch strategy for 2018, assuming ultimate FDA approval of SUBA-Itraconazole as a treatment for BCCNS.

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

The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy:

Names	Company	Description	Status
Taxotere® docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics

Jevtana® cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010

Provenge® sipuleucel-T	Dendreon/Valient	Immunotherapy for asymptomatic MCRPC	Approved 2010

Zytiga® aberaterone	Janssen Biotech	Androgen synthesis inhibitor for MCRPC	Approved 2011

Xtandi® enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012

Erivedge® vismodegib	Roche Genentech	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2012

Odomzo® - sonidegib	Sun Pharma	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2015

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Gemzar® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996

Trexall® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984

Tarceva® erlotinib	Astellas	Epidermal growth factor inhibitor treatment for NSCLC - maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013

Xalkori® crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011

Gilotrif® afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013

Zykadia® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014

Opdivo® nivolumab	BMS	Metastatic squamous NSCLC	Approved 2015

Portrassa® necitumumab	Lilly	Metastatic squamous NSCLC	Approved 2015

Tagrisso® osimertinib	AstraZenica	EGFR mutation positive NSCLC	Approved 2015

Keytruda® pembrolizumab	Merck Oncology	Metastatic NSCLC expressing PD-L1	Approved 2015

Alecensa® alectinib	Genentech	Metastatic NSCLC ALK positive who could not tolerate crizotinib	Approved 2015

Iressa® gefitinib	As AstraZeneca	Metastatic NSCLC with EGFR deleture	Approved 2015

Tecentriq® atezolizumab	Genentech	Anti-PDL-1 for Metastatic NSCLC not responding to EGFR or ALK gene therapy or platinum-based chemotherapy	Approved 2016

Abbreviations: MCRPC (metastatic castrate resistant prostate cancer), NSCLC (non-small cell lung cancer), BCC (basal cell carcinoma), EGFR (epidermal growth factor receptor) ALK (anaplastic lymphoma kinase), PD-L1 (programmed death ligand 1).

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

We have successfully avoided pre-clinical studies or any Phase I studies to demonstrate safety based on the fact that itraconazole has an established history of safe and effective use in humans for anti-fungal indications and the fact that human data is already available and published regarding use of itraconazole in humans for anti-cancer indications, such as basal cell carcinoma, lung cancer and prostate cancer, at the Phase II level and the December 2014 clearance of our IND for human testing in a Phase II(b) clinical trial for which we began dosing patients during fourth quarter of 2015.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. As mentioned previously, we have moved directly into Phase II trials with SUBA-Itraconazole for our targeted anti-cancer indications based upon the previous, well-established safety profile of itraconazole use in humans for treatment of anti-fungal indications and based upon the previous human data regarding the use of itraconazole for anti-cancer indications such as basal cell carcinoma, lung cancer and prostate cancer and the IND clearance by FDA which occurred in December 2014.

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

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. We have obtained orphan drug designation for our product candidate for treatment of basal cell carcinoma in patients with Gorlin syndrome as of May 2016 and may, in the future, apply for orphan drug designation for other cancers such as stage IV non-squamous, non-small cell lung cancer.

Foreign Regulation. Although it is not presently our intention to seek approval of our product candidate outside of the United States, in the future we may do so, either directly or in conjunction with a marketing partner. In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. We do however intend to include sites outside the United States for our clinical trials in order to be able to recruit more patients for testing at a greater number of locations and in less time than if we were to focus only on US-based sites. For example, in the European Union, we would need to obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees

As of February 17, 2017, we have 3 full-time employees. One is involved in our clinical development program and operations and two handle our administration and accounting. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We currently have contracted a regulatory consultant and a Contract Research Organization to spearhead our efforts on clinical development. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Corporate History

We were founded under the name “Commonwealth Biotechnologies, Inc.” in Virginia in 1992, and completed an initial public offering in October 1997 (we refer to our company prior to our emergence from bankruptcy as “CBI”). CBI previously provided, on a contract basis, specialized life sciences services to the pharmaceutical and biotechnology sector. On January 20, 2011, CBI filed a voluntary petition for bankruptcy. We recommenced our business operations in August 2013 as a Delaware corporation following the emergence of CBI from its voluntary bankruptcy.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at http://www.hedgepathpharma.com/#!investor-relations/ctts when such reports are available on the SEC website. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

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

We are a clinical stage biopharmaceutical company with no history of revenue-generating operations. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the development of pharmaceuticals. We still must establish and implement many important functions necessary to operate a business, including the clinical development of our product candidate and establishing our managerial and administrative structure.

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

In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be able to reach such point of transition or make such a transition, which would have a material adverse effect on our company.

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

Under our Supply and License Agreement with Mayne Pharma which will terminate on December 31, 2018 if we have not received FDA approval for our product candidate (unless extended), we have secured exclusive rights to commercialize SUBA-Itraconazole for the treatment of patients with cancer via oral administration in the United States. Mayne Pharma is our sole source supplier of SUBA-Itraconazole, and under such agreement, we must obtain all required supply of SUBA-Itraconazole capsules for our clinical trials and commercialization of the product from Mayne Pharma, except in the limited circumstance where Mayne Pharma has established a secondary supplier and is unable to supply the product. In addition, Mayne Pharma is presently our majority stockholder, and as such has the power to exert significant control over our company. As such, our agreement and collaboration with Mayne Pharma are critical to our business. In the event that the Supply and License Agreement is terminated, whether due to our failure to obtain FDA approval by December 31, 2018 or otherwise, or Mayne Pharma is unable to supply the product, we may lose the ability to commercialize SUBA-Itraconazole, and our business prospects would be materially damaged.

The right of Mayne Pharma to participate in future financings of ours could impair our ability to raise capital.

Pursuant to our Equity Holders Agreement, Mayne Pharma and its affiliates have been granted a right of first refusal to purchase a pro rata share of any new securities issued by us, which pro rata share would be determined based upon the number of shares of our common stock held by Mayne Pharma and its affiliates on a fully diluted basis as compared to the number of shares of common stock outstanding immediately prior to the offering of the new securities on a fully diluted basis. The existence of such right of participation, or the exercise of such rights, may deter potential investors from providing us needed financing, or may deter investment banks from working with us, which would have a material adverse effect on our ability to finance our company.

The right of Mayne Pharma to introduce accredited investors to us to participate in a private offering of our securities could impair our ability to raise capital.

Under our Equity Holders Agreement, Mayne Pharma has been granted the right until May 15, 2017 to introduce accredited investors to us to participate in up to 50% of any private offering of our securities (subject to certain exceptions as described in the Equity Holders Agreement). The existence of such right, or the exercise of such rights, may deter potential private investors from providing us needed financing, or may deter investment banks or other placement agents from working with us, which would have a material adverse effect on our ability to finance our company.

Mayne Pharma is our majority stockholder and has, and may in the future, exert significant influence over our business and affairs. Moreover, the corporate governance rights afforded to Mayne Pharma under the Equity Holders Agreement may adversely affect the management of our company.

Mayne Pharma currently owns approximately 55.9% of our outstanding common stock. Under the terms of our Equity Holders Agreement, Mayne Pharma has the right to purchase any shares of common stock being transferred or sold by the individual account of our current President and Chief Executive Officer and former Executive Chairman. In addition to Mayne Pharma’s current common stock ownership, Mayne Pharma also has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors). Mayne Pharma’s significant ownership of our common stock plus the existence of these additional rights will for the foreseeable future enable Mayne Pharma to exert influence over our company and matters requiring stockholder approval including the election of directors, financing activities or a merger or sale of our assets. An example of Mayne Pharma’s exercise of its stockholder rights occurred in November 2016, when Mayne Pharma acted by written consent to remove two sitting members of our Board of Directors and replace such directors with appointees of Mayne Pharma’s choosing. Mayne Pharma may elect in its discretion to exercise these or similar rights at any time. Additionally, these rights may limit the ability of our Board of Directors and our management team to make necessary personnel decisions, including adding independent directors to our Board of Directors, which may adversely affect the management of our company, particularly if disputes arise between us and Mayne Pharma (which disputes in and of themselves could have a material adverse effect on our ability to conduct business).

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our current officers and directors, including most notably Nicholas J. Virca. We believe that our ability to implement our business plans depends on the continued service of these individuals and/or other officers and directors. We do presently have an employment agreement with Mr. Virca. However, the agreement is terminable upon 60 days’ notice to us with or without good reason. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

As of the date of this Report, we have cash on hand sufficient to run our planned operations into the quarter ending March 31, 2018. We expect that we will be required to incur significant expenses in connection with our ongoing activities, particularly as we engage in efforts to develop and ultimately commercialize our itraconazole anti-cancer therapies. In addition, there is a risk that we will be liable for a payroll tax liability arising from the payment of certain vested RSU awards that will be paid on or before March 15, 2017. Such withholding payment for related payroll taxes will be based upon the market value of approximately 26.5 million shares on the payment date of the RSUs, could be material and significantly reduce our cash resources and thus require us to raise additional capital earlier than planned to fund ongoing operations.

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

If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidate, or to grant licenses on terms that are not favorable to us.

Funding from any source may be unavailable to us on acceptable terms, or at all. If we do not have sufficient capital to fund our operations and expenses, our business could fail.

Risks Related to the Clinical Development of Our Product Candidate

We are early in our development efforts and have only one product candidate. If we are unable to clinically develop and ultimately commercialize SUBA-Itraconazole as an anti-cancer therapy or experience significant delays in doing so, our business will be materially harmed.

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

Therefore, our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

•	positive commencement and completion of clinical trials;

•	successful preparation of regulatory filings and receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and potential regulatory exclusivity for our product candidate and protecting our rights in our intellectual property portfolio;

•	maintaining our agreement with Mayne Pharma to produce product needed for clinical testing, including obtaining FDA approval for our product prior to December 31, 2018, and, potentially if approvals are obtained, for commercial sale;

•	launching commercial sales of our product, if and when approved for one or more indications, whether alone or in collaboration with others;

•	acceptance of the product for one or more indications, if and when approved, by patients, the medical community and third party payors;

•	protection from generic substitution based upon our own or licensed intellectual property rights;

•	effectively competing with other therapies;

•	obtaining and maintaining adequate reimbursement from healthcare payors; and

•	maintaining a continued acceptable safety profile of our product following approval, if any.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know which, if any, of our clinical trials other than our current Phase II(b) trial, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could lead to the termination of our agreement with Mayne Pharma to utilize SUBA-Itraconazole as a potential treatment for cancer (specifically, if we are not able to obtain FDA approval by December 31, 2018), shorten any periods during which we may have the exclusive right to commercialize our product candidate or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate and may harm our business and results of operations.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate, which would cause the value of our company to decline and otherwise materially and adversely affect our company. Enrollment delays may also lead to the termination of our agreement with Mayne Pharma to utilize SUBA-Itraconazole as a potential treatment for cancer (specifically, if we are not able to obtain FDA approval by December 31, 2018),

If serious adverse or unacceptable side effects are identified during the development of our product candidate, we may need to abandon or limit such development, which would adversely affect our company.

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

Moreover, we may be unable to maintain our agreement with Mayne Pharma, whether due to our failure to obtain FDA approval by December 31, 2018 or otherwise, or establish any agreements with other third party manufacturers or to do so on acceptable terms should we have the ability and the need to do so. Even though we have established an agreement with Mayne Pharma or if we are able to establish agreements with other third party manufacturers, reliance on third party manufacturers entails additional risks, including:

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

Our business plan depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products, and in particular, the rights to develop SUBA-Itraconazole as an anti-cancer therapy. We seek to protect our proprietary position through our exclusive license for SUBA-Itraconazole with Mayne Pharma, through our sublicense of other itraconazole-related rights from Mayne Pharma, and by filing patent applications in the United States related to our novel technologies and product candidate and also expect to license additional applicable patents from third parties.

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

We have and/or expect to enter into licenses with third parties that hold intellectual property, including patent rights, that are important or necessary to the development of itraconazole, and SUBA-Itraconazole in particular, as an anti-cancer therapy, and it may be necessary for us to use the patented or proprietary technology of third parties, such as Mayne Pharma, to commercialize itraconazole as an anti-cancer therapy, in which case we have or would be required to obtain a license from these third parties on commercially reasonable terms, or else our business could be harmed, possibly materially. Even though we have obtained exclusive rights to additional patents from Mayne Pharma during the second half of 2015 and early 2016, and have had a patent issued for our own inventions in the United States in November 2015, if we were not able to maintain or obtain our current or additional licenses, or were not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially if we are not able to maintain or obtain such licenses, or are not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that SUBA-Itraconazole as an anti-cancer therapy meets the criteria for designation as a breakthrough therapy for one or more indications, the FDA may disagree and instead determine not to make such designation. In fact, in January 2017, our initial breakthrough request related to SUBA-Itraconazole for the treatment of BCCNS was denied by FDA, and no assurances can be given that we will elect to again pursue breakthrough designation for this treatment.

Moreover, even if such designation is granted for one or more of our proposed therapies, of which no assurances may be given, the receipt of a breakthrough therapy designation for any product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if SUBA-Itraconazole as an anti-cancer therapy ultimately qualifies as a breakthrough therapy for one or more indications, the FDA may later decide that it no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened, which would deny us the benefits of such designation.

We have sought and been awarded orphan designation for our product candidate for treatment of non-metastatic BCC in BCCNS (Gorlin Syndrome) patients and if approved by the FDA, will then be entitled to orphan drug exclusivity. If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug or a similar medicinal product as our product candidate, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

Obtaining orphan drug exclusivity for SUBA-Itraconazole as an anti-cancer therapy may be important to our commercial strategy. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as our itraconazole product before we do, and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity for SUBA-Itraconazole as an anti-cancer therapy after FDA approval, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. If one or more of these events occur, it could have a material adverse effect on our company.

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

An investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCQX marketplace operated by OTC Markets Group, Inc., trading has been very limited and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQX market is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX market). This illiquid trading market for our common stock may make it difficult for you to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQX, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQB.

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

We may not maintain qualification for OTCQX inclusion, and therefore you may be unable to sell your shares.

Our common stock is eligible for quotation on the OTCQX. However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCQX or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQX, any quotation in our common stock could be conducted in the “pink sheets” market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our securities.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in our relationship with Mayne Pharma

•	any delay in or the results of our clinical trials;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with our product candidate;

•	any delay or failure to receive approval from the FDA and other regulatory agencies or bodies;

•	our inability to commercially launch our product or market and generate sales of our product;

•	failure of our product, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third party patents that cover our technologies or product;

•	developments or disputes concerning our product’s intellectual property rights;

•	our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock;

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

Collectively, our officers, our directors and two significant stockholders (Hedgepath, LLC and Mayne Pharma) own or exercise voting and investment control of approximately 88.8% of our common stock. As a result, investors may be prevented from affecting matters involving our company, including:

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

Our common stock may be considered a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company (such as ours) that has been in business less than three years with net tangible assets less than $5 million.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Given the size of our company and the limited number of fulltime employees that we have employed, there may be certain limitations on the effectiveness of our internal controls. Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

Because we became public by means other than a traditional initial public offering, we may not be able to attract the attention of major brokerage firms.

Our business was created when our certain operating assets were contributed to our company in August 2013 as our company was a “shell company” emerging from bankruptcy. Since our current business became a public company by means other than a traditional initial public offering, investors and securities analysts may be reluctant to invest in or provide research coverage of us. This stigma could impair our fundraising opportunities and our reputation generally.

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

Hedgepath, LLC has allocated space for our use in its offices in Tampa, Florida, for which we currently pay a pro-rated portion of the rent of approximately $2,000 per month.

Item 3.	Legal Proceedings.

We are currently not subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQX market under the symbol “HPPI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2016 and 2015, as reported by the OTC Markets Group, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2016, Quarter Ended:	High	Low
March 31, 2016	$0.20	$0.08
June 30, 2016	$0.40	$0.11
September 30, 2016	$0.67	$0.20
December 31, 2016	$0.54	$0.32

Fiscal Year 2015, Quarter Ended:	High	Low
March 31, 2015	$0.30	$0.12
June 30, 2015	$0.24	$0.11
September 30, 2015	$0.19	$0.07
December 31, 2015	$0.20	$0.11

As of February 17, 2017, we had approximately 53 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders (1)	27,191,738	(2)	$0.24	(2)	5,391,737

(1)	The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014.
(2)	Outstanding securities issued pursuant to our EIP are Restricted Stock Units (“RSUs’) (26,541,738) and stock options (650,000). Each RSU represents a right to receive one share of our common stock. All stock options were issued on July 1, 2016 and have an exercise price of $0.24 per share. All RSUs and stock options vested in November 2016 upon a change in control. RSU shares will be issued on or before March 15, 2017.

Item 6.	Selected Financial Data.

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

Background of Our Company

We are a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. We may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. Our preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome). We are presently conducting an open label, Phase II(b) clinical trial of proposed therapy for Gorlin Syndrome, and in August 2016 and October 2016, we announced positive interim data from this trial.

We have developed, licensed and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole. We have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and majority stockholder Mayne Pharma under a Supply and License Agreement, originally dated September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, most recently amended on November 22, 2016. Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and provides contract development and manufacturing services. In addition to being our licensor and supply partner, under the Supply and License Agreement and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right (in its discretion) to appoint and remove members of our Board of Directors.

Following a meeting between our management and representatives of the FDA in August 2014, we submitted an IND application in November 2014 for the use of our product candidate to treat basal cell carcinoma in patients with Gorlin Syndrome, which, among other conditions, causes the chronic formation of basal cell tumors. Our IND application was cleared by the FDA in December 2014, and we commenced patient recruiting during the third quarter of 2015 for our open label Phase II(b) clinical trial. We then began studying the safety and efficacy of the SUBA-Itraconazole formulation during the fourth quarter 2015 to determine how well it reduces basal cell carcinoma tumor burden in patients with Gorlin Syndrome.

In May 2016, we received notice of Orphan Drug Designation for treatment of patients with Gorlin Syndrome with our oral formulation of SUBA-Itraconazole Capsules. Also, during 2017 and thereafter, we may file additional clinical trial protocols to expand the study of SUBA-Itraconazole for other target cancer indications.

In August 2016 and October 2016, we announced positive interim data from our Phase II(b) trial. The data reported was derived from our interim analysis of results in subjects who completed 16 weeks of SUBA-Itraconazole dosing. Based on these encouraging interim results, we intend to continue collecting data on subjects being enrolled and treated at 5 centers in the U.S. while we interact with FDA regarding ongoing results demonstrating efficacy and tolerability for SUBA-Itraconazole the treatment for Gorlin Syndrome.

We were founded under the name “Commonwealth Biotechnologies, Inc.” in Virginia in 1992, and completed an initial public offering in October 1997. CBI previously provided, on a contract basis, specialized life sciences services to the pharmaceutical and biotechnology sector. On January 20, 2011, CBI filed a voluntary petition for bankruptcy. We recommenced our current operations in August 2013 as a Delaware corporation following the emergence of CBI from its voluntary bankruptcy proceedings.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, we may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of December 31, 2016, we had approximately $6.4 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on our behalf as well as purchased in-process research and development.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of RSUs issued are determined based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

In applying the Black-Scholes option pricing model for options issued in July 2016, the assumptions were as follows: expected price volatility of 113.16%; risk-free interest rate of 1.14%; weighted average expected life in years of 6; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2016 or 2015. Deferred tax assets consists primarily of in-process research and development, net operating loss carryforward, and share-based compensation.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, will be effective for us in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We will evaluate the impact of adoption of this standard on our financial statements upon commencement of revenue generating activities.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. This ASU applies to all companies that enter into contracts with customers to transfer goods or services. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply the ASU either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We will evaluate the impact of adoption of the new standard on its financial statements upon commencement of revenue generating activities.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We evaluated the impact the revised guidance had on our financial statements and determined it had no significant impact.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the impact of adoption of the ASU on our financial statements.

Results of Operations

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Research and Development Expenses. We recognized $2,641,507 and $1,680,250 in research and development expenses during the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, research and development expenses consisted primarily of approximately $1.5 million in direct clinical trial expense and approximately $1.1 million in salaries, non-cash stock-based compensation, and consulting expense related to clinical trial design and regulatory activities. For the year ended December 31, 2015, research and development expenses consisted of approximately $0.9 million in direct clinical trial expense and $0.8 million in salaries, non-cash stock-based compensation, and consulting expense related to clinical trial design and regulatory activities. The clinical trial began in late 2015 and continued throughout 2016, resulting in the increase in direct clinical trial expense of approximately $0.4 million during the year ended December 31, 2016. In addition, a revaluation of the stock-based compensation as a result of a change in vesting and payment terms of RSUs due to Mayne Pharma acquiring over 50% of our outstanding shares effecting a change in control that resulted in an increase of approximately $0.2 million in other research and development expenses.

General and Administrative Expenses. We recognized $4,380,695 and $2,269,335 in general and administrative expenses during the years ended December 31, 2016 and 2015, respectively. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff, facility expenditures, professional fees, and consulting. The increase of approximately $2.1 million is primarily a result of the increase in non-cash stock-based compensation expense of $1.8 million during 2016. The increase in non-cash stock-based compensation was a result of the issuance, during 2016, of additional restricted stock units and stock options to certain employees and Directors under the EIP as well as a result of a change in vesting and payment terms of RSUs and stock options due to Mayne Pharma acquiring over 50% of our outstanding shares effecting a change in control that resulted in an increase of approximately $0.2 million in general and administrative expenses.

Interest Income. We recognized interest income during the year ended December 31, 2016 of $21,985 for interest earned on cash balances in our money market account. There was no interest income during the year ended December 31, 2015.

Liquidity and Capital Resources

We are presently developing and conducting our clinical and regulatory business plans. While we believe we have sufficient resources to complete our current clinical trial, our current cash on hand is insufficient to develop our full clinical and regulatory business plan as currently anticipated. We have not generated revenue since emerging from bankruptcy in 2013. In addition, we may be liable for a payroll tax liability arising from the payment of certain vested RSU awards that will be paid on or before March 15, 2017. Such withholding payment for related payroll taxes will be based upon the market value of approximately 26.5 million shares on the payment date of the RSUs, could be material and significantly reduce our cash resources and thus require us to raise additional capital earlier than planned to fund ongoing operations. A continued lack of cash resources resulting from an inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability.

We intend to finance our research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	public and private financings and, potentially, other strategic transactions;

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product to augment their product profile in the treatment of cancers; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of December 31, 2016 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment contracts	$1,000,000	$475,000	$525,000	$—	$—
Consulting agreements	$112,500	$112,500	$—	$—	$—

Total contractual cash obligations	$1,112,500	$587,500	$525,000	$—	$—

Off Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2016, such disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their evaluation as of the end of the period covered by this Report, our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2016.

Item 9B.	Other Information.

On February 16, 2017, we entered into a second amendment to employment agreement with Nicholas J. Virca, our President and Chief Executive Officer. Pursuant to the terms of this second amendment, Mr. Virca’s term of employment was extended through December 31, 2018 and will automatically renew for successive one year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. Additionally, Mr. Virca’s base salary will be increased from $225,000 to $300,000 per annum effective on July 1, 2017 and he will now be eligible for a bonus in cash or in kind of up to 75% of his base salary (up from 50% of his base salary) based upon his achievement of certain goals as established by Mr. Virca and approved by the Board of Directors or a committee of the Board of Directors. The second amendment also revised Mr. Virca’s severance package such that in the event that the employment agreement is terminated without cause by us or for good reason by Mr. Virca, Mr. Virca is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to twelve months of Mr. Virca’s base salary. Aside from the changes above, there were no further material changes to Mr. Virca’s employment agreement.

On February 16, 2017, we entered into a first amendment to employment agreement with Garrison J. Hasara, our Chief Financial Officer and Treasurer. Pursuant to the terms of this first amendment, Mr. Hasara’s term of employment was extended through December 31, 2018 and will automatically renew for successive one year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. Additionally, Mr. Hasara’s base salary will be increased from $200,000 to $225,000 per annum effective on July 1, 2017 and he will now be eligible for a bonus in cash or in kind of up to 75% of his base salary (up from 50% of his base salary) based upon his achievement of certain goals as established by Mr. Hasara and approved by the Board of Directors or a committee of the Board of Directors. The first amendment also revised Mr. Hasara’s severance package such that in the event that the employment agreement is terminated without cause by us or for good reason by Mr. Hasara, Mr. Hasara is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to twelve months of his base salary. Aside from the changes above, there were no further material changes to Mr. Hasara’s employment agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of February 17, 2017 are as follows:

Name	Age	Position
E. Brendan Magrab	51	Chairman of the Board and Director
Nicholas J. Virca	70	President and Chief Executive Officer
Garrison J. Hasara, CPA	47	Chief Financial Officer and Treasurer
W. Mark Watson, CPA	66	Director
Stefan J. Cross	44	Director
Dr. R. Dana Ono	64	Director
Robert D. Martin	69	Director

Mayne Pharma has the right to designate one director to our Board of Directors and to designate a second director if the size of the Board of Directors is increased to seven directors until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires or (ii) the date on which Mayne Pharma ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. Mayne Pharma’s current designee to our Board of Directors is Stefan J. Cross. On November 22, 2016, pursuant the EHA and further pursuant to Section 228 of the Delaware General Corporation Law, Mayne Pharma (as our majority stockholder) executed and delivered to us a written consent in lieu of a meeting of stockholders (i) removing Frank E. O’Donnell, Jr, M.D. as Executive Chairman of the Board of Directors and as a director (ii) electing E. Brendan Magrab, a consultant to Mayne Pharma, as Chairman of the Board of Directors and as a director. Mayne Pharma became the majority stockholder of HedgePath Pharmaceuticals in early November 2016 upon the exercise of certain common stock warrants. Mayne Pharma’s action was undertaken unilaterally through the exercise of its rights under the EHA and Delaware law and without the prior knowledge or agreement of the independent members of our Board of Directors. Mayne Pharma did not provide the Board with any reasons for its actions. In connection with Mr. Magrab’s election, an affiliate of Mayne Pharma has agreed to issue a certain number of ordinary shares of such affiliate to Mr. Magrab at future dates and to provide him with certain indemnification and related rights for any liability incurred by him in connection with his service with the Company. The Company does not believe that Mr. Magrab qualifies as an “independent director” as defined in the Equity Holders Agreement.

On November 30, 2016, pursuant to the EHA and further pursuant to Section 228 of the Delaware General Corporation Law, Mayne Pharma (as our majority stockholder) executed and delivered to us a written consent in lieu of a meeting of stockholders (i) removing Samuel P. Sears, Jr. as a director and (ii) electing Robert D. Martin as a director. Mayne Pharma’s action was undertaken unilaterally through the exercise of its rights under the EHA and Delaware law and without the prior knowledge or agreement of the independent members of the Board of Directors. Mayne Pharma did not provide the Board with any reasons for its actions.

There are no family relationships between any of our directors or executive officers.

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree or finding relating to an alleged violation of the federal or state securities, commodities, banking or insurance laws or regulations or any settlement thereof or involvement in mail or wire fraud in connection with any business entity not subsequently reversed, suspended or vacated and (6) being subject of, or a party to, any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

                E. Brendan Magrab, age 51, is Chairman of the Board of Directors and a Director of our company. He has served as the President and CEO of Transpharmative Advisors, LLC since March 2013. Mr. Magrab has more than 20 years of experience in pharmaceutical development and marketing, including formulation development, clinical development, regulatory affairs, government affairs, marketing, managed care, legal and patents. Previously, from June 2012 to February 2013, he served as the President and CEO of URL Pharma, which was sold to Sun Pharmaceuticals in 2013. From October 2004 to June 2012, he held various positions of increasing responsibility at URL Pharma, including General Counsel and Executive Vice President of Commercial Operations. Prior to joining URL Pharma, from August 2000 to September 2004, Mr. Magrab served as Vice President of Intellectual Property at Alpharma, Inc. Prior to joining Alpharma, Inc., he served as an associate at a Washington D.C law firm, as a law clerk for the U.S. Court of Appeals for the Federal Circuit, and as a Patent Examiner at the U.S. Patent and Trademark Office. Mr. Magrab received his Bachelor’s Degree in Biochemistry and Art History from the University of Virginia and his Juris Doctor from Georgetown University Law Center. Mr. Magrab is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry.

Nicholas J. Virca, age 70, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor of packaging technology for enzyme research reagents, as well as co-inventor of therapy using itraconazole for treatment of cancer, and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last two decades.

Garrison J. Hasara, CPA, age 47, has been our Chief Financial Officer and Treasurer since September 2013. From January 2011 to September 2013, he was the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products. He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.

W. Mark Watson, CPA, age 66, is a director of our company and Chairman of the Audit Committee. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the health and life sciences sector, having played a significant role in the development of Deloitte’s audit approach for health and life sciences companies and leading its national healthcare regulatory and compliance practice. He has served as lead audit partner and advisory partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Stefan J. Cross, age 44, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Mr. Cross is currently serving as Chief Commercial Officer of Mayne Pharma Group Limited (ASX:MYX). Previously, Mr. Cross served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited from November 2013 to January 2017. Mr. Cross has more than 20 years of experience in the pharmaceutical industry. He served since 2012 as the Vice President, Business and Corporate Development of Mayne Pharma’s non-U.S. operations, where he was responsible for all in-licensing and out-licensing programs and research and development partnerships. Prior to joining Mayne Pharma, Mr. Cross was, from 2007 to 2012, Head of Marketing (Asia Pacific) for Hospira Inc., a leading global provider of pharmaceuticals and medical devices, where he was responsible for expansion of the new product portfolio and on-market product growth across all markets in the region. Prior to Hospira, Mr. Cross spent most of the period from 1991 to 2007 working in the pharmaceutical sector in the areas of strategy, business development/mergers and acquisitions, sales and marketing, human resources, finance and information technology. Mr. Cross is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. Mr. Cross holds a Masters in Business in Administration from Swinburne University of Technology, Australia, and a degree in Business Information Systems from the University of South Australia.

Dr. R. Dana Ono, age 64, is a director of our company and Chairman of the Compensation Committee. Dr. Ono is a co-founder of, and since 2000 has been associated with, the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by VIMAC Ventures LLC and RBC Technology Ventures, Inc. Dr. Ono has over 30 years of experience in managing public and private life science companies, including, from 1995 to 2000, serving as President and Chief Executive Officer of IntraImmune Therapies, Inc., which was sold to Abgenix, Inc. in 2000. Presently, Dr. Ono is an executive-in-residence at several universities in the United States advising their licensing offices in spin-outs and new company formation from promising technologies. Throughout his career, he has been engaged in the strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. He has founded several biotech companies in the U.S., including in the areas of drug discovery and development, nutraceuticals and cosmeceuticals. He is a founding director of the Massachusetts Biotechnology Council, Inc. and served on the Board of Trustees of the Marine Biological Laboratory in Woods Hole, Massachusetts. Dr. Ono is qualified to serve on our Board of Directors because of his medical and business expertise, particularly in the pharmaceutical industry. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and PhD in Biology from Harvard University, where he also completed a program in business administration.

Robert D. Martin, age 69, is a director of our company and Chairman of the Nominating and Governance Committee. Mr. Martin has over 30 years of finance and operations experience. Since 2006, Mr. Martin has been part of The Interlochen Group, LLC, a firm that provides chief financial officer personnel on a contract basis (“Interlochen”). Among other assignments, he was assigned to serve as Interim Chief Financial Officer of Tandy Brands Accessories Inc. from January 2011 to June 2011. Also, during 2015, he was a consultant/financial advisor to Intezyne Inc, a clinical stage biotechnology company. From 2004 to 2006, Mr. Martin served as President of RDMartin, LTD., a financial consulting firm, and from 2000 to 2004, Mr. Martin served as Senior Vice President and Chief Financial Officer of Russell Corporation, when it was a New York Stock Exchange listed company. Mr. Martin also previously served as divisional Chief Financial Officer of Sunbeam and in various finance roles, including divisional Chief Financial Officer, at Sara Lee Apparel. Mr. Martin earned a Masters of Business Administration from the University of North Carolina, Chapel Hill and a Bachelor’s degree in Industrial Engineering from Georgia Tech. Mr. Martin qualifies for our Board of Directors because of his business expertise, particularly with publicly traded companies.

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Robert D. Martin, Dr. R. Dana Ono, and W. Mark Watson are “independent” as defined by NASDAQ Stock Market rules. Accordingly, a majority of our Board of Directors is “independent.”

Board Committees

Our Board of Directors has established three standing committees — Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a charter that has been approved by our Board of Directors.

Audit Committee

Our Board of Directors has an Audit Committee, composed of W. Mark Watson, Robert D. Martin and Dr. R. Dana Ono. All members are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act and the rules of the NASDAQ Stock Market. Mr. Watson serves as chairman of the committee. The Board of Directors has determined that Mr. Watson is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee composed of Robert D. Martin, Dr. R. Dana Ono, and W. Mark Watson. Mr. Martin serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee has a charter which is reviewed annually. All members are independent directors in accordance with the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders.

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Dr. R. Dana Ono, W. Mark Watson, and Robert D. Martin. Mr. Ono serves as chairman of this committee. All members are independent in accordance with rules of the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2016, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.hedgepathpharma.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2016 and 2015. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nicholas J. Virca	2016	$187,500	$75,000	—	—	—	—	$11,637	(2)	$274,137
President and Chief Executive Officer(1)	2015	$150,000	—	—	—	—	—	$10,009	(2)	$160,009

Garrison J. Hasara, CPA	2016	$176,154	$37,500	—	—	—	—	$16,296	(4)	$229,950
Chief Financial Officer and Treasurer(3)	2015	$135,000	—	—	—	—	—	$13,234	(4)	$148,234

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	Includes: $11,637 and $10,009 of health insurance premiums paid in 2016 and 2015, respectively.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes: $16,296 and $13,234 of health insurance premiums paid in 2016 and 2015, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Nicholas J. Virca, President and Chief Executive Officer - On June 24, 2014, Nicholas J. Virca entered into an employment agreement with us which was subsequently amended on May 15, 2015 and, as described in Item 9B above, on February 16, 2017. Pursuant to his employment agreement, Mr. Virca will act as our President and Chief Executive Officer through December 31, 2018. At the end of the term, the agreement will automatically renew for successive one year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. Mr. Virca originally earned a base salary of $150,000 per year for services rendered which was subsequently increased in June 2016 by the Board of Directors to $225,000 per year. Effective beginning on July 1, 2017, Mr. Virca’s salary will increase to $300,000 per year. Mr. Virca has also historically been eligible for a bonus in cash or in kind of up to 50% of his base salary based upon his achievement of certain goals as established by the Board of Directors or a committee of the Board of Directors and in June 2016, Mr. Virca was awarded and paid a $75,000 bonus. As described in Item 9B above, beginning fiscal year 2017, Mr. Virca will be eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Virca and approved by the Board of Directors or a committee of the Board of Directors. In addition, in July 2014, Mr. Virca was awarded 15,041,738 RSUs from the EIP, subsequently approved by our majority stockholders. Such RSUs have vested and the shares will be issued to Mr. Virca on or before March 15, 2017.

Mr. Virca’s employment agreement may be terminated with or without cause by us or for or without good reason by Mr. Virca. In the event that the employment agreement is terminated for cause by us or without good reason by Mr. Virca, Mr. Virca is entitled to receive all accrued but unpaid salary and bonus amounts. In the event that the employment agreement is terminated without cause by us or for good reason by Mr. Virca (including following a change of control), Mr. Virca is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to twelve months of Mr. Virca’s base salary. The employment agreement is also terminable upon death and disability and upon the terms as described in the Equity Holders Agreement between Hedgepath, LLC and Mayne Pharma described under “Certain Relationships and Related Party Transactions. Mr. Virca may not compete against us or solicit employees or customers from us for a period of one (1) year after termination of his employment for any reason as described in his employment agreement.

Garrison J. Hasara, Chief Financial Officer and Treasurer - On September 4, 2014, we and Garrison Hasara, our Chief Financial Officer and Treasurer, entered into an employment agreement, which was subsequently amended on February 16, 2017 as described in Item 9B above, to memorialize the terms under which Mr. Hasara will continue to serve in such capacity. The employment agreement has a term through December 31, 2018. At the end of the term, the agreement will automatically renew for successive one year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. For services rendered, Mr. Hasara was originally entitled to cash compensation of $135,000 per year, which increased to $180,000 per year upon closing on our follow-on public offering in May 2016 and increased further to $200,000 per year in June 2016. Effective beginning on July 1, 2017, Mr. Hasara’s salary will increase to $225,000 per year. Mr. Hasara has historically been eligible for an annual bonus in cash or in securities of our company of up to 50% of Mr. Hasara’s annual salary and in June 2016, Mr. Hasara was awarded and paid a bonus of $37,500. As described in Item 9B above, beginning fiscal year 2017, Mr. Hasara will be eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Hasara and approved by the Board of Directors or a committee of the Board of Directors. Additionally on September 4, 2014, Mr. Hasara was awarded 7,000,000 RSUs from the EIP, subsequently approved by our majority stockholders. Such RSUs have vested and the shares will be issued to Mr. Hasara on or before March 15, 2017.

Mr. Hasara’s employment agreement may be terminated with or without cause by us or for or without good reason by Mr. Hasara. In the event that the employment agreement is terminated for cause by us or without good reason by Mr. Hasara, Mr. Hasara is entitled to receive all accrued but unpaid salary and bonus amounts. In the event that the employment agreement is terminated without cause by us or for good reason by Mr. Hasara (including following a change of control), Mr. Hasara is entitled to all accrued but unpaid salary and bonus amounts plus a cash payment equal to twelve months of Mr. Hasara’s base salary. The employment agreement is also terminable upon death and disability. Mr. Hasara may not compete against us or solicit employees or customers from us for a period of one (1) year after termination of his employment for any reason as described in his employment agreement.

Outstanding equity awards

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Nicholas J. Virca	—	—	—	—	—	—	—	15,041,738	(1)	$5,866,278

Garrison J. Hasara, CPA	—	—	—	—	—	—	—	7,000,000	(2)	$2,730,000

(1)	Includes stock awards consisting of Restricted Stock Units which are rights to acquire shares of our common stock. Mr. Virca’s 15,041,738 Restricted Stock Units vested in November 2016 when Mayne Pharma became our majority stockholder (thus triggering a change of control acceleration of vesting under the EIP (as defined below)), and the underlying shares will be issued to Mr. Virca on or before March 15, 2017.
(2)	Includes stock awards consisting of Restricted Stock Units which are rights to acquire shares of our common stock. Mr. Hasara’s 7,000,000 Restricted Stock Units vested in November 2016 when Mayne Pharma became our majority stockholder (thus triggering a change of control acceleration of vesting under the EIP (as defined below)), and the underlying shares will be issued to Mr. Hasara on or before March 15, 2017.

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our EIP. On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. The EIP is comprised of 32,583,475 shares of our common stock (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.

The purpose of our EIP is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The EIP is administered by the Compensation Committee of our Board of Directors or by the full Board of Directors, which may determine, among other things, (a) the persons who are to receive awards, (b) the type or types of awards to be granted to such persons, (c) the number of shares of common stock to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with the awards, (d) the terms and conditions of any awards, (e) whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares of common stock, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended, (f) whether, to what extent, and under what circumstances the delivery of cash, shares of common stock, other securities, other awards or other property and other amounts payable with respect to an award, (g) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the EIP and any instrument or agreement relating to, or award granted under, the EIP, (h) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee deems appropriate for the proper administration of the EIP, (i) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and (j) make any other determination and take any other action that the compensation committee deems necessary or desirable for the administration of the EIP.

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

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2016 or 2015.

All outstanding RSUs vested during the period upon the change in control as a result of Mayne Pharma’s November 2016 warrant exercise, in connection with which Mayne Pharma became our majority stockholder. The shares associated with the vested RSUs will be issued on or before March 15, 2017. The total RSUs vested and to be paid on or before March 15, 2017 is 26,541,738.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank E. O’Donnell, Jr., MD(3)	$117,750	(2)	$—	$—		$—	$—	$117,500
Stefan J. Cross	$—		$—	$—		$—	$—	$—
Dr. R. Dana Ono	$21,250		$34,500	$28,800		$—	$—	$84,550
Samuel P. Sears, Jr.(3)	$22,500		$34,500	$28,800		$—	$—	$85,800
W. Mark Watson, CPA	$25,000		$46,000	$38,400		$—	$—	$109,400
E. Brendan Magrab(4)	$1,250		—	—		$—	$—	$1,250
Robert D. Martin(4)	$708		—	—		$—	$—	$708

(1)	Each Director serving on July 1, 2016 that was not the Executive Chairman or the Mayne Pharma appointed Board member received 150,000 Restricted Stock Units issued under the EIP which were to vest over 3 years. Mr. Watson received an additional 50,000 Restricted Stock Units with the same vesting terms under the EIP for his role as Chairman of the Audit Committee. In addition, each Director serving on July 1, 2016 that was not the Executive Chairman or the Mayne Pharma appointed Board member received 150,000 common stock options issued under the EIP which were to vest over 3 years. Mr. Watson received an additional 50,000 Restricted Stock Units with the same vesting terms under the EIP for his role as Chairman of the Audit Committee. Upon Mayne Pharma exercising Common Stock warrants and owning (as a result) more than 50% of our outstanding Common Stock, all outstanding RSUs and stock options vested. The shares related to the vested RSUs will be issued on or before March 15, 2017.
(2)	Compensation for serving as Executive Chairman.
(3)	Served as a member of the Board of Directors through December 25, 2016
(4)	Board compensation began on December 26, 2016

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 1, 2017, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of HedgePath Pharmaceuticals, Inc., 324 S Hyde Park Avenue #350, Tampa, FL 33606

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding Common Stock(1)
Mayne Pharma Ventures Pty Ltd.(2)	221,010,368	58.6%
Hedgepath, LLC(3)	92,377,638	25.4%
Nicholas J. Virca(4)	15,041,738	4.3%
Garrison J. Hasara, CPA(5)	7,000,000	1.9%
Stefan J. Cross(6)	600,000	*
Dr. R. Dana Ono(7)	900,000	*
W. Mark Watson, CPA(8)	2,110,000	*
E. Brendan Magrab(9)	—	—
Robert D. Martin(10)	—	—
All directors and executive officers as a group (7 persons)	25,651,738	7.2%

*	Less than 1%
(1)	Applicable percentages are based on 353,447,172 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Includes 197,506,132 shares of our common stock and warrants to purchase an additional 23,504,236 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia.
(3)	Includes 82,127,069 shares of our common stock and a warrant to purchase an additional 10,250,569 shares of our common stock. Our Corporate Secretary, James A. McNulty, CPA, has sole voting and dispositive power over the securities held by Hedgepath, LLC. The address for Hedgepath, LLC is 324 S. Hyde Park Avenue, Suite 350, Tampa, FL 33606.
(4)	Mr. Virca is our Chief Executive Officer and President. Includes 15,041,738 vested restricted stock units issued under our 2014 Equity Incentive Plan for which shares will be issued to Mr. Virca on or before March 15, 2017. Mr. Virca’s address is 449 South 12th Street, Unit 1105, Tampa, FL 33602.
(5)	Mr. Hasara is our Chief Financial Officer and Treasurer. Excludes 7,000,000 vested restricted stock units issued under our 2014 Equity Incentive Plan for which shares will be issued to Mr. Hasara on or before March 15, 2017. Mr. Hasara’s address is 16904 Melissa Ann Drive, Lutz, FL 33558.
(6)	Mr. Cross is a director of our company. Includes 600,000 vested restricted stock units issued under our 2014 Equity Incentive Plan for which shares will be issued to Mr. Cross on or before March 15, 2017. Mr. Cross’ address is c/o Mayne Pharma at Level 1, 99 King Street, Melbourne, Victoria 3000, Australia.
(7)	Dr. Ono is a director of our company. Includes 600,000 vested restricted stock units issued under our 2014 Equity Incentive Plan for which shares will be issued to Dr. Ono on or before March 15, 2017. Also includes 150,000 vested stock options. Dr. Ono’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.
(8)	Mr. Watson is a director of our company. Includes 900,000 vested restricted stock units issued under our 2014 Equity Incentive Plan for which shares will be issued to Mr. Watson on or before March 15, 2017. Also includes 200,000 vested stock options. Mr. Watson’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.
(9)	E. Brendan Magrab is the Chairman and a director of our company. Mr. Magrab’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.
(10)	Robert D. Martin is a director of our company. Mr. Martin’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a listing of our related party transactions:

Mayne Pharma

Second Amended and Restated Supply and License Agreement

Pursuant to our Supply and License Agreement with Mayne Pharma, which was originally entered into on September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, and most recently amended on November 22, 2016, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in the JDC with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. Mayne Pharma will also provide certain services to us (in accordance with the development plan and budget for our product) including to direct clinical programming (subject to the oversight and approval by the JDC and, in certain circumstances, the Board of Directors), and to direct the regulatory approval process and intellectual property strategy related to the product. Any services provided to us by Mayne Pharma in this regard will be provided at Mayne Pharma’s expense (other than third party costs agreed to by us and Mayne Pharma), and such services will be subject to our prior approval. The Supply and License Agreement may be terminated by Mayne Pharma if we fail to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by June 30, 2017 (see below for amendment), if we breach any provision of our Equity Holders Agreement or purchase agreements with Mayne Pharma, if we materially breach the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

On June 24, 2014 and again on May 15, 2015, we and Mayne Pharma, along with Nicholas J. Virca, our President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., our former Executive Chairman, and Hedgepath, LLC consummated a series of related transactions to fulfill certain conditions of the original Supply and License Agreement and Amended and Restated Supply and License Agreements, respectively. In connection therewith, we and Mayne Pharma entered into the Second Amended and Restated Supply and License Agreement. On November 22, 2016, we entered into Amendment No. 1 to Second Amended and Restated Supply and License Agreement (the “Amendment”) with Mayne Pharma. The Amendment, which amends that certain Second Amended and Restated Supply and License Agreement, dated May 15, 2015, extends the date on which we must achieve regulatory approval in the U.S. to commercialize SUBA-Itraconazole to December 31, 2018 from June 30, 2017. There were no further changes to the Supply and License Agreement.

Securities Purchase Agreements with Mayne Pharma

On May 15, 2015, we entered into the 2015 Mayne Purchase Agreement pursuant to which we issued to Mayne Pharma (i) 33,333,333 shares of our common stock and (ii) a warrant to purchase 33,333,333 shares of our common stock. Such warrant has an exercise price of $0.075 per share and may be exercised at any time, from time to time, by Mayne Pharma prior to the expiration on May 15, 2020.

On May 25, 2016, we closed our “best efforts/no minimum” private placement offering to accredited investors (the “Offering”) of the units (each a “Unit”) at a price of $0.10 per Unit, with each Unit consisting of: (i) one (1) share of our common stock, and (ii) a five-year warrant to purchase one (1) share of common stock at an exercise price of $0.12 per share (each a “Warrant”).

In connection with the Offering, and pursuant to an existing right of our license and manufacturing partner and now majority stockholder Mayne Pharma to purchase its pro rata share, on a fully-diluted basis, of new securities, we entered into a definitive Securities Purchase Agreement (“SPA”) (in substantially the same form as the SPA executed by other investors in the Offering) with Mayne Pharma, and in connection therewith issued an aggregate of 27,885,000 Units to Mayne Pharma, consisting of an aggregate of 27,885,000 shares of common stock and a Warrant to purchase up to an aggregate of 27,885,000 shares of common stock, for aggregate gross proceeds to us of $2,788,500.

In connection with the Offering, we engaged certain FINRA-member agents to help it secure investors for the Offering (the “Finders Arrangements”). Such agents secured investors for an aggregate of $582,500 for the Offering and received commissions equal to an aggregate of $46,600 in cash and warrants (in substantially the form of the Warrants) to purchase 466,000 shares of common stock. Pursuant to the Mayne Right of First Refusal, we issued and sold to Mayne Pharma a warrant to purchase 479,236 shares of common stock for a purchase price of $47,924 (the “Mayne Finders Warrant”), which constituted Mayne’s pro rata share, on a fully-diluted basis, of all warrants issued in connection with the Finders Arrangements, inclusive of the Mayne Finders Warrant. For ease of administration, the 479,236 shares of common stock underlying the Mayne Finders Warrant were added to the Mayne Offering Warrant, resulting in the issuance to Mayne of a single Warrant to purchase 28,364,236 shares of common stock.

As a result of the Offering and subsequent warrant exercises by Mayne Pharma, Mayne Pharma owned approximately 50.5% of our equity securities on a fully diluted basis as of December 31, 2016.

Frank E. O’Donnell, Jr., MD

Consulting Agreement

In December 2016, we entered into a consulting agreement which became effective January 1, 2017 with our former Executive Chairman, Francis E. O’Donnell Jr., MD. Pursuant to the terms of the agreement, Dr. O’Donnell will consult with us regarding various aspects of our clinical development programs. The agreement has a one-year term and may be terminated on 30 days’ notice of breach (with an opportunity to cure).

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2016 and 2015 totaled $86,000 and $89,365, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services were $21,250 and $3,000 related to our S-1 filings for the years ended December 31, 2016 and 2015, respectively

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2016 and 2015 totaled $9,900 and $5,000, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock (5)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (6)

3.4	Second Amended and Restated Bylaws of the Company (2)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation (9)

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (3)

4.2	Form of Warrant issued in the 2016 Private Placement (10)

10.1	Securities Purchase Agreement, dated June 24, 2014, by and between the Company and Mayne Pharma Ventures Pty Ltd. (3)

10.2	Amended and Restated Equity Holders Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (7)+

10.3	Amendment No. 1 to Amended and Restated Equity Holders Agreement, dated December 17, 2015, Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC., Nicholas J. Virca and Frank O’Donnell (11)

10.4	Employment Agreement, dated June 24, 2014, between the Company and Nicholas J. Virca (3)+

10.5	First Amendment to Employment Agreement, dated May 15, 2015, between the Company and Nicholas J. Virca (7)

10.6	Second Amendment to Employment Agreement, dated February 16, 2017, between the Company and Nicholas J. Virca*

10.7	Executive Chairman Agreement, dated June 24, 2014, between the Company and Frank O’Donnell, Jr. M.D. (3)

10.8	First Amendment to Executive Chairman Agreement, dated May 15, 2015, between the Company and Frank O’Donnell, Jr. M.D. (7)

10.9	Second Amended and Restated Supply and License Agreement, dated May 15, 2015, by and among the Company and Mayne Pharma. (7)+

10.10	Employment Agreement, dated September 4, 2014, between the Company and Garrison J. Hasara (4)

10.11	First Amendment to Employment Agreement, dated February 16, 2017, between the Company and Garrison J. Hasara*

10.12	Securities Purchase Agreement, dated May 15, 2015, by and between the Company and Mayne Pharma Ventures Pty Ltd. (7)

10.13	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc. (7)+

10.14	Sublicense Agreement, entered into effective as of September 2, 2015, by and between Mayne Pharma International Pty Ltd and the Company. (8)+

10.15	Form of Securities Purchase Agreement issued in the 2016 Private Placement (10)

10.16	Amendment No. 1 to Second Amended and Restated Supply and License Agreement, dated November 22, 2016, by and among the Company and Mayne Pharma.*

14	Code of Ethical Conduct (12)

23.1	Consent of Cherry Bekaert LLP *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Previously filed with Form 8-K, dated August 16, 2013.
(2)	Previously filed with Form 8-K, dated May 21, 2015.
(3)	Previously filed with Form 8-K, dated June 30, 2014.
(4)	Previously filed with Form 8-K, dated September 9, 2014.
(5)	Previously filed with Form 8-K, dated September 10, 2013.
(6)	Previously filed with Form S-1/A on July 22, 2015.
(7)	Previously filed with Form 10-Q on August 14, 2015.
(8)	Previously filed with Form 8-K, dated September 9, 2015.
(9)	Previously filed with Form 8-K, dated May 26, 2016.
(10)	Previously filed with Form 8-K, dated April 15, 2016.
(11)	Previously filed with Form 8-K, dated December 22, 2015.
(12)	Previously filed with Form 10-K on February 13, 2015

HEDGEPATH PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of HedgePath Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of HedgePath Pharmaceuticals, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HedgePath Pharmaceuticals, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry Bekaert LLP

Tampa, Florida
February 17, 2017

HEDGEPATH PHARMACEUTICALS, INC.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,885,422	$601,445
Prepaid expenses	61,097	34,414
Deposit	250,000	—

Total current assets	7,196,519	635,859

Other long term assets	141,576	250,000

Total assets	$7,338,095	$885,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,826	$383,356
Other liabilities	10,307	78,524

Total current liabilities	308,133	461,880

Total liabilities	308,133	461,880

Commitments and contingencies	—	—

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common Stock, $0.0001 par value; 500,000,000 and 340,000,000 shares authorized in 2016 and 2015, respectively; 353,447,172 and 245,353,270 shares issued and outstanding in 2016 and 2015, respectively	35,345	24,535
Additional paid-in capital	50,167,372	36,571,982
Accumulated deficit	(43,172,755)	(36,172,538)

Total stockholders’ equity	7,029,962	423,979

Total liabilities and stockholders’ equity	$7,338,095	$885,859

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,
	2016	2015
Revenues:	$—	$—

Total revenues	—	—

Expenses:
Research and development	2,641,507	1,680,250
General and administrative	4,380,695	2,269,335

Total expenses	7,022,202	3,949,585

Loss from operations	(7,022,202)	(3,949,585)

Interest income	21,985	—

Net loss	$(7,000,217)	$(3,949,585)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding	288,752,723	232,616,649

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2014	211,419,937	$21,142	$32,263,890	$(32,222,953)	$62,079
Sale of common stock and common stock warrants, related party	33,333,333	3,333	2,496,667	—	2,500,000
Common shares issued for payment of trade payables	600,000	60	89,940	—	90,000
Stock-based compensation	—	—	1,721,485	—	1,721,485
Net loss	—	—	—	(3,949,585)	(3,949,585)

Balances, December 31, 2015	245,353,270	24,535	36,571,982	(36,172,538)	423,979
Sale of common stock and common stock warrants	27,115,000	2,712	2,662,188	—	2,664,900
Sale of common stock and common stock warrants, related party	27,885,000	2,788	2,785,712	—	2,788,500
Sale of warrants for cash to related party	—	—	47,924	—	47,924
Issuance of common stock upon warrant exercise	4,650,000	465	557,535	—	558,000
Issuance of common stock upon warrant exercise, related party	48,443,902	4,845	3,978,356	—	3,983,201
Stock-based compensation	—	—	3,563,675		3,563,675
Net loss	—	—	—	(7,000,217)	(7,000,217)

Balances, December 31, 2016	353,447,172	$35,345	$50,167,372	$(43,172,755)	$7,029,962

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,
	2016	2015
Operating activities:
Net loss	$(7,000,217)	$(3,949,585)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation	3,563,675	1,721,485
Changes in assets and liabilities:
Prepaid expenses and other assets	(168,259)	(186,597)
Accounts payable and current liabilities	(153,747)	150,981

Net cash flows used in operating activities	(3,758,548)	(2,263,716)

Financing activities:
Proceeds from sale of common stock and common stock warrants	2,664,900	—
Proceeds from sale of common stock and common stock warrants, related party	2,836,424	2,500,000
Proceeds from exercise of common stock warrants	558,000	—
Proceeds from exercise of common stock warrants, related party	3,983,201	—

Net cash flows from financing activities	10,042,525	2,500,000

Net increase in cash and cash equivalents	6,283,977	236,284
Cash and cash equivalents at beginning of year	601,445	365,161

Cash and cash equivalents at end of year	$6,885,422	$601,445

Cash paid for interest	$—	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in payment of trade payables	$—	$90,000

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Nature of the Business

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company has begun dosing its Phase II(b) clinical trial. The Company’s proposed therapy is based upon the use of SUBA-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (the “FDA”) for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

Second Amended and Restated Supply and License Agreement

Pursuant to the Company’s Supply and License Agreement with Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) which was originally entered into on September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, most recently amended on November 22, 2016, Mayne Pharma is obligated to: (i) supply the Company with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide the Company with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (the “JDC”) with the Company to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. Mayne Pharma will also provide certain services (in accordance with the development plan and budget for the Company’s product) including to direct clinical programming (subject to the oversight and approval by the JDC and, in certain circumstances, the Board of Directors), and to direct the regulatory approval process and intellectual property strategy related to the product. Any services provided to the Company by Mayne Pharma in this regard will be provided at Mayne Pharma’s expense (other than third party costs agreed to by the Company and Mayne Pharma), and such services will be subject to the Company’s prior approval. The Supply and License Agreement could have been terminated by Mayne Pharma if the Company failed to achieve regulatory approval to commercialize SUBA-Itraconazole in the U.S. by June 30, 2017 (see below for amendment), if the Company breaches any provision of the Equity Holders Agreement or purchase agreements with Mayne Pharma (each as described below), if the Company materially breaches the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings.

On June 24, 2014 and again on May 15, 2015, the Company and Mayne Pharma, along with Nicholas J. Virca, President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., former Executive Chairman, and Hedgepath, LLC consummated a series of related transactions to fulfill certain conditions of the original Supply and License Agreement and Amended and Restated Supply and License Agreements, respectively. In connection therewith, the Company and Mayne Pharma entered into the Second Amended and Restated Supply and License Agreement. On November 22, 2016, the Company entered into Amendment No. 1 to the Second Amended and Restated Supply and License Agreement (the “Amendment”) with Mayne Pharma. The Amendment, which amends that certain Second Amended and Restated Supply and License Agreement, dated May 15, 2015, extends the date on which the Company must achieve regulatory approval in the U.S. to commercialize SUBA-Itraconazole to December 31, 2018 from June 30, 2017. There were no further changes to the Supply and License Agreement.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	Corporate overview (continued):

Mayne Pharma Sublicense Agreement

On September 2, 2015, the Company entered into a sublicense agreement with Mayne Pharma. Pursuant to the Agreement, Mayne Pharma sublicensed to the Company the exclusive U.S. rights to two additional patents regarding the use of Itraconazole for treatment of cancer, namely US patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and US patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014. Mayne Pharma is the sublicensee of the patents from Accelas Holdings, a British Virgin Islands company, who in turn is the licensee from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration. The Company paid a one-time license fee of $75,000 to Mayne Pharma upon entering into the sublicense agreement, which is included in research and development expenses in the accompanying 2015 statement of operations.

Mayne Pharma Securities Purchase Agreement – May 2015

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

May 2016 Financing

On May 25, 2016, the Company conducted the final closing of its previously announced “best efforts/no minimum” private placement offering to accredited investors (the “Offering”) of the Company’s units (each a “Unit”) at a price of $0.10 per Unit, with each Unit consisting of: (i) one (1) share of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) a five-year warrant to purchase one (1) share of Common Stock at an exercise price of $0.12 per share (each a “Warrant”). No actual Units were issued, and each investor received shares of Common Stock and Warrants only. During the course of the Offering, which began on March 30, 2016, the Company sold all 55,000,000 Units reserved for the Offering for aggregate gross proceeds of $5,500,000 including the units sold to Mayne Pharma as described below.

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

See Note 8 regarding Mayne common stock warrant exercises during the year ended December 31, 2016.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

2.	Liquidity and management’s plans:

At December 31, 2016, the Company had approximately $6.9 million in cash and cash equivalents. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes the Company does not accelerate the development of the existing product candidate, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Moreover, the Company may be liable for a payroll tax liability arising from the payment of certain vested RSU awards on or before March 15, 2017. Such withholding payment for related payroll taxes will be based upon the market value of approximately 26.5 million shares on the payment date of the RSUs, could be material and significantly reduce the Company’s cash resources and thus require the Company to raise additional capital earlier than planned to fund ongoing operations.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. This ASUs is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply the ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company will evaluate the impact of adoption of the new standard on its financial statements upon commencement of revenue generating activities.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company evaluated the impact of the revised guidance on its financial statements and determined it had no significant impact.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial statements.

Management has considered all other recent accounting pronouncements issued, but not effective, and they do not believe that they will have a significant impact on the Company’s financial statements.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

3.	Summary of Significant Accounting Policies (continued):

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2016, the Company had approximately $6.4 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company as well as purchased in-process research and development.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

In applying the Black-Scholes options pricing model for options issued in July 2016 (see Note 8), the assumptions were as follows: expected price volatility of 113.16%; risk-free interest rate of 1.14%; weighted average expected life in years of 6; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 7 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2016 or 2015.

4.	Prepaid Expenses:

At December 31, 2016, prepaid expenses of $61,097 consisted primarily of approximately $41,000 of directors and officers insurance and clinical trial insurance and $20,000 in market exchange fees. At December 31, 2015, prepaid expenses of $34,414 consisted primarily of approximately $27,000 in prepaid directors and officers insurance and clinical trial insurance.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

5.	Other Long-term Assets:

At December 31, 2016, other long-term assets consisted of approximately $142,000 of prepaid directors and officers insurance associated with a six-year tail policy purchased during 2016. Other long-term assets at December 31, 2015 consisted of a $250,000 deposit with the Company’s independent contract research organization. The deposit is fully refundable at the conclusion of the clinical trial which targets basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome. The deposit was reclassified to short-term at December 31, 2016 in anticipation of the completion of the trial and return of the deposit during 2017.

6.	Other Liabilities:

At December 31, 2016, other liabilities consisted of accrued payroll of approximately $10,000. At December 31, 2015, other liabilities included approximately $73,000 of accrued legal expenses of which $52,500 was payable to a third party service provider which was to be settled in stock upon the completion of at least a $5 million stock offering. That liability was renegotiated and settled in May 2016 resulting in a gain of $27,500 which is included as a reduction of general and administrative expenses in the accompanying 2016 condensed statements of operations.

7.	Income Taxes:

The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2016	2015
Income taxes benefit computed at statutory rate	$(2,380,073)	$(1,342,859)
State income tax benefit, net	(241,633)	(136,332)
Other	74,355	20,950
Change in valuation allowance	2,547,351	1,458,241

Total	$—	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2016	2015
In-process research and development	$996,154	$996,154
Net operating loss carry forward	2,995,024	1,681,549
R&D credit	142,721	60,213
Share-based compensation	2,010,742	841,524
Accrued expenses	—	17,850

	6,144,641	3,597,290

Less: valuation allowance	(6,144,641)	(3,597,290)

Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2016 and 2015, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be realizable.

The Company has a federal net operating loss (“NOLs”) of approximately $8.0 million as of December 31, 2016. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $7.8 million as of December 31, 2016. The loss carryforwards begin to expire in 2018.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

8.	Stockholders’ Equity:

Employee Stock Plans

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. There are no options outstanding under this plan.

On July 18, 2014, the EIP was adopted by the Company’s Board of Directors. On September 30, 2014, the EIP was approved by the majority of stockholders. The 2014 EIP authorizes the issuance of up to 32,583,475 shares of the Company’s common stock. In July 2014, 15,041,738 restricted stock units (“RSUs”) were granted to the Company’s Chief Executive Officer, Nicholas J. Virca, and were to vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a New Drug Application (“NDA”) by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Virca is actively employed by the Company on the earlier of such date. An additional 1.5 million RSUs were issued to various Board members and officers with the same vesting schedule. In August 2014, 7,000,000 RSUs were issued to the Company’s Chief Financial Officer, Garrison J. Hasara. Of those RSUs, 50% were to vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a NDA by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Hasara is actively employed by the Company on the earlier of such date. Mr. Hasara’s balance of RSUs were to vest September 3, 2017.

In August 2015, the Company issued a total of 2,350,000 RSUs to various members the Board of Directors and management of the Company. Of this amount, the 750,000 RSUs issued to management were to vest over three years. The 1,600,000 issued to Board members were to vest the earlier of September 5, 2017 and FDA approval of an NDA for any product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology.

On July 1, 2016, the three independent members of the Board of Directors and the Secretary received a total grant of 650,000 RSUs and 650,000 common stock options with an exercise price of $0.24 per share. Stock option activity for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2016	—	n/a	n/a
Granted to Directors and Officers in 2016	650,000	$0.24
Exercised	—	—
Forfeitures	—	—

Outstanding at December 31, 2016	650,000	$0.24	$97,500

In November 2016, pursuant to the change in control provision in the EIP, all outstanding RSUs and stock options vested when Mayne Pharma exercised Common Stock warrants and exceeded 50% ownership the of outstanding Common Stock. The RSU shares will be issued no later than March 15, 2017. No stock options have been exercised as of December 31, 2016.

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $3,563,675 and $1,721,485 in stock-based compensation expense related to Restricted Stock Units and stock options for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was approximately $1.8 million in unamortized stock-based compensation cost related to the unissued shares associated with the unpaid RSUs and will be recognized through the payment date to be no later than March 15, 2017.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

8.	Stockholders’ Equity (continued):

Common Stock Issuances

See Note 1 for discussion of Common Stock issued in conjunction with the Mayne Pharma Purchase Agreement and the May 2016 Financing.

Warrants

See Note 1 for discussion of warrants issued in conjunction with the Mayne Pharma Purchase Agreement and the May 2016 Financing.

During the twelve months ended December 31, 2016, common stock warrants were exercised resulting in the issuance of 53,093,902 common shares. There were no common stock warrants exercised in 2015. Details of the warrant exercises during 2016 can be found in the chart below:

Warrant Holder	# of Warrants	Exercise Price	Total Proceeds
Mayne	10,250,569	$0.0878	$900,000
Mayne	33,333,333	$0.075	2,500,001
Mayne	4,860,000	$0.12	583,200

Total Mayne exercises	48,443,902		3,983,201
May 2016 Financing Finders	150,000	$0.12	18,000
May 2016 Financing Investors	4,500,000	$0.12	540,000

Total common stock warrant exercises for the twelve months ended December 31, 2016	53,093,902		$4,541,201

There were 56,685,805 outstanding common stock warrants at December 31, 2016 with a weighted average exercise price of $0.11 and a weighted average remaining life of 3.99 years.

9.	Related party transactions:

The Company has significant contractual agreements with majority stockholder Mayne Pharma as discussed in Note 1. There were no amounts due to or from Mayne Pharma at December 31, 2016.

10.	Legal Proceedings:

The Company is currently not subject to any material legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: February 17, 2017	By:	/S/ NICHOLAS J. VIRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Garrison J. Hasara
	Name:	Garrison J. Hasara
	Title:	Chief Financial Officer and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ BRENDAN MAGRAB	Chairman and Director	February 17, 2017
Brendan Magrab

/S/ STEFAN J. CROSS	Director	February 17, 2017
Stefan J. Cross

/S/ DR. R. DANA ONO	Director	February 17, 2017
Dr. R. Dana Ono

/S/ ROBERT MARTIN	Director	February 17, 2017
Robert Martin

/S/ W. MARK WATSON, CPA	Director	February 17, 2017
W. Mark Watson, CPA

S-1