Form 10-Q
period 2017-03-31
HedgePath Pharmaceuticals, Inc.
filed 2017-05-08
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, there were 369,599,266 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,339,817	$6,885,422
Prepaid expenses	51,038	61,097
Deposit	250,000	250,000

Total current assets	2,640,855	7,196,519
Other long term assets	134,253	141,576

Total assets	$2,775,108	$7,338,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$339,691	$297,826
Other liabilities	56,116	10,307

Total current liabilities	395,807	308,133

Total liabilities	395,807	308,133

Commitments and contingencies (note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 369,186,766 and 353,447,172 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36,919	35,345
Additional paid-in capital	48,316,564	50,167,372
Accumulated deficit	(45,974,182)	(43,172,755)

Total stockholders’ equity	2,379,301	7,029,962

Total liabilities and stockholders’ equity	$2,775,108	$7,388,095

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:	$—	$—

Total Revenues	—	—

Expenses:
Research and development expenses	818,338	582,513
General and administrative	1,994,734	611,952

Total Expenses:	2,813,072	1,194,465

Loss from operations	(2,813,072)	(1,194,465)

Interest income	11,645	—

Net loss	$(2,801,427)	$(1,194,465)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average common stock shares outstanding	357,644,397	245,353,270

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2017	353,447,172	$35,345	$50,167,372	$(43,172,755)	$7,029,962
Issuance of common stock in payment of vested restricted stock units, net	15,739,594	1,574	(3,679,301)	—	(3,677,727)
Stock based compensation	—	—	1,828,493	—	1,828,493
Net loss	—	—	—	(2,801,427)	(2,801,427)

Balances, March 31, 2017	369,186,766	$36,919	$48,316,564	$(45,974,182)	$2,379,301

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:

Net loss	$(2,801,427)	$(1,194,465)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	1,828,493	447,696
Changes in assets and liabilities:
Prepaid expense and other assets	17,382	(17,603)
Accounts payable and other current liabilities	87,674	281,550

Net cash used in operating activities	(867,878)	(482,822)

Financing activities:
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units (note 4)	(3,677,727)	—

Net cash used in financing activities	(3,677,727)	—

Net change in cash and cash equivalents	(4,545,605)	(482,822)
Cash and cash equivalents at beginning of period	6,885,422	601,445

Cash and cash equivalents at end of period	$2,339,817	$118,623

	2017	2016
Non-cash investing activities:
Fair value of shares withheld with net settlement transaction (note 4)	$3,677,727	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2017, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016, which are included in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on February 17, 2017 (the “2016 Annual Report”). The accompanying condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2016 Annual Report on Form 10-K and our other filings with the SEC.

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

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company commenced a Phase II(b) clinical trial in the third quarter of 2015 and for which the Company announced positive interim data in August and October 2016.

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

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by the Company’s manufacturing partner and majority shareholder Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) under a supply and license agreement, originally dated September 3, 2013, as amended and restated on May 15, 2015, and further amended on November 22, 2016 (the “SLA”). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being the Company’s licensor and supply partner, under the SLA and related agreements, Mayne Pharma holds a majority equity stake in the Company and holds important contractual rights with respect to the Company, such as the right to maintain its percentage ownership of the Company in connection with equity financings.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

2.	Liquidity and management’s plans:

The Company had cash and cash equivalents of approximately $2.3 million as of March 31, 2017. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes the Company does not accelerate the development of the existing product candidate, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. The Company intends to finance its research and development, commercialization and distribution efforts and its working capital needs primarily through:

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

However, there is a material risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. If adequate funds are not available when needed, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company, its viability, its financial condition and its results of operations beyond the first quarter of 2018. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2017, the Company had approximately $1.8 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

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

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. These differences occur primarily in share-based compensation, in-process research and development, and net operating loss carry forward.

Recent accounting pronouncements:

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

4.	Stockholders’ Equity:

Employee Stock Plans

Total stock-based compensation for the three months ended March 31, 2017 was approximately $1.8 million and is related to certain restricted stock units (“RSUs”) issued pursuant to the Company’s 2014 Equity Incentive Plan. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. The grant date fair value of RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest. As of March 31, 2017, there were 650,000 outstanding common stock options vested and outstanding.

On March 8, 2017, approximately 26.5 million previously vested but unpaid RSUs were settled by issuing shares of Common Stock as described below. Upon payment of the RSUs, the Company issued 15,739,594 shares of Common Stock to employees, current and former Board members, and contractors (“RSU recipients”). Additionally, 10,802,144 shares of Common Stock, valued at approximately $3.7 million, were withheld from issuance representing estimated income taxes due from the RSU recipients as the fair value of the shares is considered taxable income upon issuance. The Company subsequently remitted to the appropriate taxing authorities in cash both the Company and the RSU recipient portions of the tax withholdings in the amount of approximately $3.7 million. Accordingly, as of March 31, 2017, there are no outstanding RSUs.

There was no unamortized stock-based compensation relating to RSUs at March 31, 2017.

5.	Legal Proceedings:

The Company is currently not subject to any legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

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

Results of Operations

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Research and Development Expenses. We recognized approximately $0.8 million in research and development expenses during the three months ended March 31, 2017 compared to approximately $0.6 million for the three months ended March 31, 2016. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The increase is due primarily to increased employee salaries and related taxes that began in July 2016 and increased stock compensation relating to the revaluation of RSUs due to the change in control which occurred in November 2016.

General and Administrative Expenses. We recognized approximately $2.0 million in general and administrative expenses during the three months ended March 31, 2017 compared to $0.6 million for the three months ended March 31, 2016. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The increase is due primarily to increased employee and Board salaries and related taxes that began in July 2016 and increased stock compensation relating to the revaluation of RSUs due to the change in control which occurred in November 2016.

Interest Income. We recognized interest income of $11,645 during the three months ended March 31, 2017 for interest earned on cash balances in our money market account. There was no interest income during the three months ended March 31, 2016.

Liquidity and Capital Resources

We had approximately $2.3 million cash on hand at March 31, 2017.

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

However, there is a material risk that none of these plans will be implemented and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company, our viability, our financial condition and our results of operations in 2017 and beyond. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) the results of our collaboration with Mayne Pharma, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2016 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: May 8, 2017	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1