Form 10-Q
period 2017-06-30
HedgePath Pharmaceuticals, Inc.
filed 2017-07-31
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 369,599,266 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,643,407	$6,885,422
Prepaid expenses	40,978	61,097
Deposit	250,000	250,000

Total current assets	1,934,385	7,196,519
Other long term assets	126,930	141,576

Total assets	$2,061,315	$7,338,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,287	$297,826
Other liabilities	17,292	10,307

Total current liabilities	339,579	308,133

Total liabilities	339,579	308,133

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 369,599,266 and 353,447,172 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	36,960	35,345
Additional paid-in capital	48,375,399	50,167,372
Accumulated deficit	(46,690,623)	(43,172,755)

Total stockholders’ equity	1,721,736	7,029,962

Total liabilities and stockholders’ equity	$2,061,315	$7,338,095

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:	$—	$—	$—	$—

Total Revenues	—	—	—	—

Expenses:
Research and development expenses	440,762	605,520	1,259,100	1,188,033
General and administrative	278,674	724,539	2,273,408	1,336,491

Total Expenses:	719,436	1,330,059	3,532,508	2,524,524

Loss from operations	(719,436)	(1,330,059)	(3,532,508)	(2,524,524)
Interest income	2,995	1,053	14,640	1,053

Net loss	$(716,441)	$(1,329,006)	$(3,517,868)	$(2,523,471)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common stock shares outstanding	369,481,409	275,941,869	363,595,602	260,647,569

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2017	353,447,172	$35,345	$50,167,372	$(43,172,755)	$7,029,962
Issuance of common stock in payment of vested restricted stock units, net	15,739,594	1,574	(3,679,301)	—	(3,677,727)
Issuance of common stock upon warrant exercise	412,500	41	49,459	—	49,500
Stock based compensation	—	—	1,837,869	—	1,837,869
Net loss	—	—	—	(3,517,868)	(3,517,868)

Balances, June 30, 2017	369,599,266	$36,960	$48,375,399	$(46,690,623)	$1,721,736

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(3,517,868)	$(2,523,471)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	1,837,869	895,392
Changes in assets and liabilities:
Prepaid expense and other assets	34,765	(15,807)
Accounts payable and other current liabilities	31,446	156,190

Net cash used in operating activities	(1,613,788)	(1,487,696)

Financing activities:
Proceeds from sale of common stock and common stock warrants, net	—	2,664,900
Proceeds from sale of common stock and common stock warrants, related party, net	—	2,836,424
Proceeds from the exercise of common stock warrants	49,500	—
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units (Note 4)	(3,677,727)	—

Net cash from financing activities	(3,628,227)	5,501,324

Net change in cash and cash equivalents	(5,242,015)	4,013,628
Cash and cash equivalents at beginning of period	6,885,422	601,445

Cash and cash equivalents at end of period	$1,643,407	$4,615,073

Supplemental disclosure of non-cash activities:	2017	2016
Fair value of shares withheld with net settlement transaction (Note 4)	$3,677,727	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2017, and for all periods presented, have been made.

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

The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2016 Annual Report and our other filings with the SEC.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities of the Company in the normal course of business. If the Company is unable to raise required funding to continue to pursue its business plan, it may have to cease operations. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company commenced a Phase II(b) clinical trial in the third quarter of 2015 and for which the Company announced positive interim data in August 2016, October 2016, and May 2017.

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

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by the Company’s manufacturing partner and majority shareholder, Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”), under a supply and license agreement, originally dated September 3, 2013, as amended and restated on May 15, 2015, and further amended on November 22, 2016 (the “SLA”). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being the Company’s licensor and supply partner, under the SLA and related agreements, Mayne Pharma holds a majority equity stake in the Company and holds important contractual rights with respect to the Company, such as the right to maintain its percentage ownership of the Company in connection with equity financings.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

2.	Liquidity and management’s plans:

The Company had cash and cash equivalents of approximately $1.6 million as of June 30, 2017. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes that the Company does not accelerate the development of the existing product candidate (including expanding the therapeutic indications for such product candidate), acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. The Company intends to finance its research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings and, potentially, from strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings;

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of its products for which the Company would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where the Company would receive funding based on out-licensing its product; and

•	seeking government or private foundation grants which would be awarded to the Company to further develop its current and future anti-cancer therapies.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts, which is $250,000 for substantially all depository accounts. As of June 30, 2017, the Company had approximately $1.1 million in excess of the amount covered by the Federal Deposit Insurance Corporation with one financial institution.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. These differences occur primarily in share-based compensation, in-process research and development, and net operating loss carry forward. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2017 and December 31, 2016, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

Recent accounting pronouncements:

Management has considered all recent accounting pronouncements issued and does not believe that they will have a significant impact on the Company’s financial statements.

4.	Stockholders’ Equity:

Employee Stock Plans

Total stock-based compensation for the six months ended June 30, 2017 was approximately $1.8 million and is related to certain restricted stock units (“RSUs”) issued pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”). The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. The grant date fair value of RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest. As of June 30, 2017, there were 650,000 outstanding common stock options vested and outstanding with an intrinsic value of $39,000.

On March 8, 2017, approximately 26.5 million previously vested but unpaid RSUs were settled by issuing shares of Common Stock as described below. Upon payment of the RSUs, the Company issued 15,739,594 shares of Common Stock to employees (including the Company’s executive officers), current and former Board members, and contractors (“RSU recipients”). Additionally, 10,802,144 shares of Common Stock, valued at approximately $3.7 million, were withheld from issuance representing estimated income taxes due from the RSU recipients as the fair value of the shares is considered taxable income upon issuance. The Company subsequently remitted to the appropriate taxing authorities in cash both the Company and the RSU recipient portions of the tax withholdings in the amount of approximately $3.7 million.

As of June 30, 2017, there were 125,000 outstanding RSUs, all of which vest on January 1, 2018. These RSUs were issued in May 2017 to recently added Board members pursuant to the Plan. There was $28,124 in unamortized stock-based compensation relating to these outstanding RSUs at June 30, 2017.

5.	Legal Proceedings:

The Company is currently not subject to any legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

6.	Subsequent Events:

In July 2017, the Company announced that FDA had provided further guidance regarding the Company’s ongoing, open-label Phase 2(b) clinical trial studying the effect of SUBA-Itraconazole oral capsules in patients with Basal Cell Carcinoma Nevus Syndrome. The FDA’s guidance came in the form of a written response by FDA to the Company’s Type-C meeting background package. Such a meeting is a standard element of the regulatory review process leading to a potential New Drug Application to FDA. FDA confirmed that the Company may follow the more streamlined 505(b)(2) regulatory pathway, which will allow the Company to reference safety data from previous third-party itraconazole trials, to be supplemented by the Company’s safety database. The acceptability of this combined safety database will then be determined by the FDA during the course of its review of the future New Drug Application (“NDA”). FDA also agreed that no additional nonclinical toxicology studies appear necessary to support filing an NDA for SUBA-Itraconazole under the 505(b)(2) pathway.

FDA also indicated that it would accept a single study to support an NDA if results show a significant effect on a clinically meaningful endpoint. The results of the single trial must be sufficiently robust and so compelling that it would be unethical to repeat the study. FDA also stated that evidence of an objective reduction in tumor burden that is durable is important in order to demonstrate antitumor effects of SUBA-Itraconazole in patients with Basal Cell Carcinoma Nevus Syndrome and these data should be collected and independently reviewed. The Company intends to undertake further detailed analyses of individual tumor responses from the ongoing trial seeking to verify the robustness of the therapy in reducing the tumor burden in BCCNS patients. The Company intends to present the results of this additional analysis to FDA and continue discussions with FDA about the utility of such results in a potential NDA submission.

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

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise indicated, the terms “the Company”, “we”, “us”, “our” and similar terminology refer to HedgePath Pharmaceuticals, Inc.

Critical Accounting Policies

See Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Research and Development Expenses. We recognized approximately $0.4 million in research and development expenses during the three months ended June 30, 2017 compared to approximately $0.6 million for the three months ended June 30, 2016. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The decrease is due primarily to a reduction of approximately $0.1 million in stock compensation expense as all RSUs previously expensed as research and development were fully vested and paid during the three months ended March 31, 2017. In addition, bonuses of $67,500 were expensed as research and development in the three months ended June 30, 2016 with no corresponding expense during the three months ending June 30, 2017.

General and Administrative Expenses. We recognized approximately $0.3 million in general and administrative expenses during the three months ended June 30, 2017 compared to approximately $0.7 million for the three months ended June 30, 2016. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease in expense is due primarily to a reduction of approximately $0.3 million in stock compensation expense as all RSUs previously expensed as general and administrative were fully vested and paid during the three months ended March 31, 2017. In addition, bonuses of $67,500 were expensed as general and administrative in the three months ended June 30, 2016 with no corresponding expense during the three months ending June 30, 2017.

Interest Income. We recognized interest income of $14,640 during the six months ended June 30, 2017 for interest earned on cash balances in our money market account. There was $1,053 interest income during the six months ended June 30, 2016.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Research and Development Expenses. We recognized approximately $1.3 million in research and development expenses during the six months ended June 30, 2017 compared to approximately $1.2 million for the six months ended June 30, 2016. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The increase is due primarily to an increase in direct clinical trial expenses and consulting expense related to our clinical trial of approximately $0.2 million offset by a reduction of approximately $0.1 million in stock compensation expense as all RSUs previously expensed as research and development were fully vested and paid during the three months ended March 31, 2017.

General and Administrative Expenses. We recognized approximately $2.3 million in general and administrative expenses during the six months ended June 30, 2017 compared to approximately $1.3 million for the three months ended June 30, 2016. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The increase in expense is due primarily to an increase in stock compensation expense relating to the revaluation of RSUs due to the change in control which occurred in November 2016.

Liquidity and Capital Resources

We had approximately $1.6 million cash on hand at June 30, 2017.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings and, potentially, other strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings;

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: July 31, 2017	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2017	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1