Form 10-Q
period 2017-09-30
HedgePath Pharmaceuticals, Inc.
filed 2017-10-31
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, there were 369,599,266 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$887,361	$6,885,422
Prepaid expenses	51,954	61,097
Deposit	250,000	250,000

Total current assets	1,189,315	7,196,519
Other long term assets	119,607	141,576

Total assets	$1,308,922	$7,338,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,663	$297,826
Other liabilities	33,539	10,307

Total current liabilities	252,202	308,133

Total liabilities	252,202	308,133

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 369,599,266 and 353,447,172 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	36,960	35,345
Additional paid-in capital	48,389,463	50,167,372
Accumulated deficit	(47,369,703)	(43,172,755)

Total stockholders’ equity	1,056,720	7,029,962

Total liabilities and stockholders’ equity	$1,308,922	$7,338,095

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:	$—	$—	$—	$—

Total Revenues	—	—	—	—

Expenses:
Research and development expenses	433,545	720,339	1,692,645	1,908,372
General and administrative	247,621	1,013,846	2,521,029	2,350,337

Total Expenses:	681,166	1,734,185	4,213,674	4,258,709

Loss from operations	(681,166)	(1,734,185)	(4,213,674)	(4,258,709)
Interest income	2,086	9,177	16,726	10,230

Net loss	$(679,080)	$(1,725,008)	$(4,196,948)	$(4,248,479)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common stock shares outstanding	369,599,266	300,353,270	365,618,815	273,979,411

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2017	353,447,172	$35,345	$50,167,372	$(43,172,755)	$7,029,962
Issuance of common stock in payment of vested restricted stock units, net	15,739,594	1,574	(3,679,301)	—	(3,677,727)
Issuance of common stock upon warrant exercise	412,500	41	49,459	—	49,500
Stock based compensation	—	—	1,851,933	—	1,851,933
Net loss	—	—	—	(4,196,948)	(4,196,948)

Balances, September 30, 2017	369,599,266	$36,960	$48,389,463	$(47,369,703)	$1,056,720

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(4,196,948)	$(4,248,479)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock based compensation	1,851,933	1,716,309
Changes in assets and liabilities:
Prepaid expense and other assets	31,112	(24,490)
Accounts payable and other current liabilities	(55,931)	7,723

Net cash used in operating activities	(2,369,834)	(2,548,937)

Financing activities:
Proceeds from sale of common stock and common stock warrants, net	—	2,664,900
Proceeds from sale of common stock and common stock warrants, related party, net	—	2,836,424
Proceeds from the exercise of common stock warrants	49,500	—
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units (Note 4)	(3,677,727)	—

Net cash from financing activities	(3,628,227)	5,501,324

Net change in cash and cash equivalents	(5,998,061)	2,952,387
Cash and cash equivalents at beginning of period	6,885,422	601,445

Cash and cash equivalents at end of period	$887,361	$3,553,832

	2017	2016
Supplemental disclosure of non-cash activities:
Fair value of shares withheld with net settlement transaction (Note 4)	$3,677,727	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2017, and for all periods presented, have been made.

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

The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2016 Annual Report and our other filings with the SEC.

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

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s current focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company commenced a Phase 2(b) clinical trial in the third quarter of 2015.

The Company’s proposed therapy is based upon the use of SUBATM-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (the “FDA”) for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole. The Company is the exclusive U.S. licensee of SUBA-Itraconazole for the treatment of cancer as described below.

The Company has been able to follow and report the progress of the Phase 2(b) clinical trial, and the impact of therapy has been impressive, with only one target tumor requiring surgical excision and 99% of target tumors being controlled. As of the date of this filing, the Company has measured the response of 467 individual target tumors, with 54% exhibiting a 30% or greater reduction in size since dosing began and 28% completely disappearing. Approximately 60% of responding lesions have continued to respond during ongoing treatment with a duration of response yet to be determined, but currently exceeding one year at this point in time. The patient dropout rate has been only 11%, with SUBA-Itraconazole being well-tolerated with no reports of hair loss, loss of taste, or disabling muscle cramps typical of other hedgehog inhibitors. In addition, no serious adverse events attributable to SUBA-Itraconazole have been reported.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

Based on the results above and the company’s on-going communications with the FDA, the Company believes the data from this trial will support the filing of a New Drug Application (“NDA”) for the management of basal cell carcinomas in BCCNS. In order to reach this objective, the Company has begun the process of locking the study database, which the Company intends to achieve by year-end, with the goal to complete a Clinical Study Report during the first quarter of 2018 while at the same time preparing for submission of a pre-NDA meeting request to FDA.

While the clinical data observed to date appear to be predictive of the desired final study results while the Company seeks further guidance from FDA, readers are cautioned that no assurances can be given that (i) the final study results will match these latest results or (ii) the study, when and if completed, will achieve its primary and secondary endpoints or (iii) that the study will be found by FDA to be sufficient for the filing of an NDA or (iv) if an NDA is filed, that it will be approved by FDA. Further, the Company is not committing to providing further interim updates prior to the reporting of the final study results.

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

The Company had cash and cash equivalents of approximately $0.9 million as of September 30, 2017. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the first quarter of 2018, although this estimation assumes that the Company does not accelerate the development of the existing product candidate (including expanding the therapeutic indications for such product candidate), acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. The Company intends to finance its research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings and, potentially, from strategic transactions (including, potentially, financings from our majority shareholder, Mayne Pharma);

•	proceeds from the exercise of outstanding warrants previously issued in private financings (including warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of its products for which the Company would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where the Company would receive funding based on out-licensing its product; and

•	seeking government or private foundation grants which would be awarded to the Company to further develop its current and future anti-cancer therapies.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts, which is $250,000 for substantially all depository accounts. As of September 30, 2017, the Company had approximately $0.4 million in excess of the amount covered by the Federal Deposit Insurance Corporation with one financial institution.

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

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. These differences occur primarily in share-based compensation, in-process research and development, and net operating loss carry forward. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2017 and December 31, 2016, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

Recent accounting pronouncements:

Management has considered all recent accounting pronouncements issued and does not believe that they will have a significant impact on the Company’s financial statements.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

4.	Stockholders’ Equity:

Employee Stock Plans

Total stock-based compensation for the nine months ended September 30, 2017 was approximately $1.9 million and is related to certain restricted stock units (“RSUs”) and common stock options issued pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”). The expense is classified as research and development expense and general and administrative expense in the accompanying 2017 condensed statement of operations. The grant date fair value of RSUs was determined using the quoted market price of the Common Stock on the date of issuance and the number of shares expected to vest. As of September 30, 2017, there were 650,000 outstanding common stock options vested and outstanding with an intrinsic value of approximately $0.1 million.

On March 8, 2017, approximately 26.5 million previously vested but unpaid RSUs were settled by issuing shares of Common Stock. Upon settlement of the RSUs, the Company issued 15,739,594 shares of Common Stock to employees (including the Company’s executive officers), current and former Board members, and contractors (“RSU recipients”). Additionally, 10,802,144 shares of Common Stock, valued at approximately $3.7 million, were withheld from issuance representing estimated income taxes due from the RSU recipients as the fair value of the shares is considered taxable income upon issuance. The Company subsequently remitted to the appropriate taxing authorities in cash both the Company and the RSU recipient portions of the tax withholdings in the amount of approximately $3.7 million.

As of September 30, 2017, there were 125,000 outstanding RSUs, all of which vest on January 1, 2018. These RSUs were issued in May 2017 to recently added Board members pursuant to the Plan. There was $14,060 in unamortized stock-based compensation relating to these outstanding RSUs at September 30, 2017.

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

Results of Operations

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Research and Development Expenses. We recognized approximately $0.4 million in research and development expenses during the three months ended September 30, 2017 compared to approximately $0.7 million for the three months ended September 30, 2016. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The decrease is due primarily to a reduction of approximately $0.3 million in stock compensation expense as all RSUs previously expensed as research and development were fully vested and paid during the three months ended March 31, 2017.

General and Administrative Expenses. We recognized approximately $0.2 million in general and administrative expenses during the three months ended September 30, 2017 compared to approximately $1.0 million for the three months ended September 30, 2016. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease in expense is due primarily to a reduction of approximately $0.6 million in stock compensation expense as all RSUs previously expensed as general and administrative were fully vested and paid during the three months ended March 31, 2017. In addition, we recognized approximately $0.1 million in legal and printing expense related to the filing of Form S-1 with the Securities and Exchange Commission during the three months ending September 30, 2016 with no corresponding filing in the current period.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Research and Development Expenses. We recognized approximately $1.7 million in research and development expenses during the nine months ended September 30, 2017 compared to approximately $1.9 million for the nine months ended September 30, 2016. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The decrease is due primarily to a reduction of approximately $0.3 million in stock compensation expense as all RSUs previously expensed as research and development were fully vested and paid during the three months ended March 31, 2017 offset by approximately $0.1 million in expense related to market research studies for Basal Cell Carcinoma Nevus Syndrome, lung cancer, and prostate cancer during the nine months ended September 30, 2017.

General and Administrative Expenses. We recognized approximately $2.5 million in general and administrative expenses during the nine months ended September 30, 2017 compared to approximately $2.4 million for the nine months ended September 30, 2016. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The increase in expense is due primarily to an increase in stock compensation expense relating to the revaluation of RSUs due to the change in control which occurred in November 2016 offset by decreases in legal expense and consulting expense.

Interest Income. We recognized interest income of $16,726 during the nine months ended September 30, 2017 for interest earned on cash balances in our money market account. There was $10,230 interest income during the nine months ended September 30, 2016.

Liquidity and Capital Resources

We had approximately $0.9 million cash on hand at September 30, 2017.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings and, potentially, other strategic transactions (including, potentially, financings from our majority shareholder, Mayne Pharma);

•	proceeds from the exercise of outstanding warrants previously issued in private financings (including warrants held by our majority shareholder, Mayne Pharma);

•	partnering with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

However, there is a material risk that none of these plans will be implemented and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company, our viability, our financial condition and our results of operations beyond the first quarter of 2018. To the extent that additional capital is raised through the sale of equity or convertible debt securities or exercise of warrants and options, the issuance of such securities would result in ownership dilution to existing stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: October 31, 2017	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2017	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1