Form 10-K
period 2017-12-31
HedgePath Pharmaceuticals, Inc.
filed 2018-02-16
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $47,021,091 based on the closing sale price of the company’s common stock on such date of $0.3001 per share, as reported by the OTC Markets Group, Inc.

As of February 15, 2018, there were 369,599,266 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2017

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer) by investors and potential commercial collaborators;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the U.S. Food and Drug Administration or other regulatory agencies in different jurisdictions;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop new inventions and intellectual property;

•	our ability to retain key executive members; and

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

The foregoing does not represent an exhaustive list of risks that may impact upon the forward-looking statements used herein or in the documents incorporated by reference herein. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance and related forward-looking statements.

Moreover, new risks regularly emerge, and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

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

We commenced a Phase 2(b) clinical trial in the third quarter of 2015 studying the effect of our proposed therapy on patients with BCCNS, and we announced positive interim trial data in 2016 and 2017. In October 2017, we announced that we completed enrollment for this Phase 2(b) trial. We are currently preparing for full data readout from this trial and a pre-New Drug Application (or NDA) meeting request for submission to the U.S. Food and Drug Administration (or FDA), with the goal of meeting with representatives of FDA during the second quarter of 2018 to discuss the NDA filing.

Our proposed therapy is based upon SUBA™-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which we hold an exclusive U.S. license as described below. We believe that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the FDA for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans.

“SUBA” (which stands for “super bioavailability”) technology is designed to improve the bioavailability of orally administered drugs that are poorly soluble. In studies conducted by Mayne Pharma Ventures Pty Ltd. and its affiliates (or Mayne Pharma) relating to the anti-fungal use of SUBA-Itraconazole, SUBA-Itraconazole demonstrated improved absorption and significantly reduced variability within and between patients compared to the branded and generic forms of itraconazole in human studies. We believe this technology is well-suited for the exploration of the potential anti-cancer effects of itraconazole. Mayne Pharma is our majority stockholder and has also licensed to us the U.S. rights to SUBA-Itraconazole as a potential treatment for cancer. The predicted benefits of the SUBA-Itraconazole formulation are as follows:

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

The foregoing characteristics led us to believe that SUBA-Itraconazole could be well-suited for chronic use in treating cancer due to its more predictable therapeutic levels and lower toxicity, and we are seeking to validate these assumptions in our current Phase 2(b) clinical trial.

In contrast, we believe that the use of the non-SUBA formulation of itraconazole to treat cancer would be more challenging due to the following characteristics of branded and generic formulations:

•	poor drug delivery resulting in bioavailability of only 55%;

•	inconsistent blood plasma levels in individual patients and between patients;

•	the need to eat a meal and take acidic beverages with drug dosing to control pH;

•	the need for achlorhydric (low acid stomach) patients to maximize bioavailability with acidic beverages; and

•	many patients require proton-pump inhibitor drugs to control acid reflux, resulting in gastric conditions that are not favorable for absorption from non-SUBA formulations of itraconazole.

In May 2016, we received notice from FDA of Orphan Drug Designation for treatment of patients with BCCNS with our oral formulation of SUBA-Itraconazole capsules. The FDA, through its Office of Orphan Products Development, grants orphan status to drugs and biologic products that are intended for the safe and effective treatment, diagnosis, or prevention of rare diseases or disorders that affect fewer than 200,000 people in the U.S. Orphan drug designation provides a drug developer with certain benefits and incentives, including a period of marketing exclusivity if regulatory approval is ultimately received for the designated indication.

In November 2016, we submitted a Breakthrough Therapy Designation Request (or BTDR) to the FDA for SUBA-Itraconazole for the treatment of non-metastatic basal cell carcinoma in patients with BCCNS. On January 19, 2017, we received a written communication from the FDA stating that our BTDR could not be granted at that time due to the FDA’s determination that, based on the clinical endpoints for our ongoing Phase 2(b) clinical trial of SUBA-Itraconazole for the treatment of BCCNS, we were not seeking to treat a life-threatening aspect of BCC associated with BCCNS. The FDA advised that, in lieu of meeting that requirement, we may submit a new BTDR at such time as we are able to provide further evidence that administration of SUBA-Itraconazole results in delay or avoidance of the need for surgical excision of BCC tumors in BCCNS subjects. The FDA further advised that, in order to submit a revised BTDR for SUBA-Itraconazole for the treatment of BCCNS, we must provide data for at least 24 weeks’ duration of confirmed clinical responses for subjects being studied in our Phase 2(b) trial according to a central independent review committee. We continue to evaluate whether we will pursue a Breakthrough Therapy Designation as we complete our clinical study report for our Phase 2(b) trial.

Our regulatory strategy is driven by the so called 505(b)(2) regulatory pathway, under which a drug (in our case, itraconazole) that has already been approved for use in humans in the United States by the FDA is developed for one or more new medical indications (in our case, as an anti-cancer agent). Due to the history of safe and efficacious use of itraconazole in humans for anti-fungal applications, we believe the 505(b)(2) pathway is available to us based upon recent concurrence by FDA, which creates the potential for significantly reducing the risk and time to achieve FDA approval of our cancer therapy compared to new clinical entities.

Intellectual Property

We strive to protect the intellectual property that we believe will be important to our business, including seeking our own patent protection (or seeking licenses to patents) intended to cover the composition of matter of our product candidate, its methods of use, related technology and other inventions that are important to our business.

We have developed, licensed and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole. We have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and majority stockholder Mayne Pharma under a Supply and License Agreement, originally dated September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, and as further amended on November 22, 2016 and January 10, 2018 (which we refer to as the Supply and License Agreement). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being our licensor and supply partner under the Supply and License Agreement and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right to appoint members to our Board of Directors.

On September 2, 2015, we entered into a sublicense agreement with an affiliate of Mayne Pharma (which was subsequently amended on January 10, 2018, and which we refer to as the Sublicense Agreement), pursuant to which such affiliate sublicensed to us the exclusive U.S. rights to two patents regarding the use of itraconazole for treatment of cancer, namely US patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and US patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014. Such affiliate is the sublicensee of the patents from Accelas Holdings, a British Virgin Islands company, who in turn is the licensee from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration.

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

Johns Hopkins University US Patent 8,653,083

Hedgehog Pathway Antagonists to Treat Disease

Issued: 02-18-2014; Expires: 04-09-2028

Johns Hopkins University US Patent 8,980,930

Angiogenesis Inhibitors

Issued: 03-17-2015; Expires: 02-04-2029

Mayne Pharma Intellectual Property Licensed to HedgePath: Four issued patents have been licensed to us by Mayne Pharma concerning the manufacturing and composition of matter for SUBA-Itraconazole, for which we are implementing clinical and regulatory programs to enable the repurposing of itraconazole to treat cancer. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States as evidenced via the clearance by FDA for us to proceed directly into a Phase 2(b) human trial which we commenced in August 2015. The patents that are licensed to us by Mayne Pharma are as follows:

Mayne Pharma US Patent 6,881,745

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 04-19-2005; Expires: 12-22-2020

Mayne Pharma US Patent 8,771,739

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 07-08-2014; Expires: 12-16-2022

Mayne Pharma US Patent 8,921,374

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 12-30-2014; Expires: 06-21-2033

Mayne Pharma US Patent 9,272,046

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 03-01-2016; Expires: 06-21-2033

HedgePath Intellectual Property: We were issued a patent by the US Patent and Trademark Office to cover our own inventions on November 24, 2015 (US Patent 9,129,609, Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors, expires 02-05-2034). Initial target applications include itraconazole therapies for skin, lung and prostate cancers.

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

The Hedgehog Pathway

Based on the results of physician-sponsored studies conducted by others (including in vitro, animal and human studies), we believe that itraconazole affects the Hedgehog signaling pathway in cells, which could in turn impact the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology between May 2013 and February 2014. Based on these studies, it appears that itraconazole may have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of on-going research. These studies formed the basis of our interest in the clinical development of itraconazole for treatment of human cancers.

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

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently in human studies over the last few years, including our Phase 2(b) clinical trial to treat BCC in patients with Gorlin Syndrome, all of which are the basis of our continued interest in the clinical development of SUBA-Itraconazole for treatment of human cancers.

We believe that our development of SUBA-Itraconazole as an anti-cancer therapy has demonstrated (as a result of data obtained in our Phase 2(b) trial) its potential effective use as an inhibitor of the Hedgehog pathway, thereby retarding the progression of cancer.

In animal models, itraconazole has also demonstrated an anti-angiogenic effect (i.e., inhibiting the formation of new blood vessels), which may be important in controlling the proliferation of cancerous cells and tumors in humans based upon its interaction with certain cell-based growth factors. Itraconazole also appears to induce changes related to the mTOR pathway, an important regulator of cell growth, proliferation and survival which, when unregulated, can also lead to cancer.

We believe that the use of SUBA-Itraconazole to treat each of our target cancer patient populations has the potential to benefit from various FDA programs designed to expedite the approval process.

Basal Cell Carcinoma

SUBA-Itraconazole may offer a significant alternative therapy to Genentech’s drug, vismodegib, for treatment of basal cell carcinoma (known as BCC). Vismodegib is the first FDA-approved Hedgehog inhibitor based-therapy, yet has many reported toxicities and is associated with serious side effects that result in suspension of chronic dosing. As a result, basal cell tumors reoccur and patients are faced with the choice of returning to vismodegib therapy or, if possible, surgical alternatives. The SUBA-Itraconazole formulation of itraconazole may prove to be a more acceptable therapy for a larger number of patients or considered as a therapy which could easily be alternated with vismodegib, especially for patients who cannot endure vismodegib side-effects for extended periods of treatment. Additionally, recent reports indicate that vismodegib has led to resistance in some BCC patients, so use of SUBA-Itraconazole as an alternative therapy in this sub-population of patients could prove to be very useful for long term oral drug therapy. SUBA-Itraconazole has qualified for orphan drug designation with the FDA for the treatment of patients with Gorlin Syndrome. An orphan drug designation expedites review of drugs for the treatment of diseases that have relatively small patient populations. If SUBA-Itraconazole is approved as an orphan drug, there will be various commercial benefits in the U.S. for the Company such as 7 years of market exclusivity following FDA approval. The EMA (European Medicines Agency) recently granted orphan designation for SUBA-Itraconazole treatment of patients with BCCNS, which if approved, would carry 10 years of marketing exclusivity in Europe (although our license with Mayne Pharma only covers the United States).

BCC in patients with Gorlin Syndrome is our first indication being studied in a Phase 2(b) trial which was launched in August of 2015, where we began recruiting and dosing subjects during the fourth quarter of 2015, and completed enrollment in the fourth quarter of 2017. Individuals who were enrolled in this trial must have been diagnosed with Gorlin Syndrome and had numerous BCC tumors as well as met well-defined inclusion criteria in order to qualify for enrollment and treatment with SUBA-Itraconazole.

Gorlin Syndrome is caused by a mutation in a gene called PTCH1. This mutation causes PTCH to lose its ability to inhibit SMO (a protein receptor of the Hedgehog pathway) which controls Hedgehog Pathway signaling. With SMO not being inhibited, BCCNS patients develop multiple BCC tumors over weeks, months and years on a continued basis. SUBA-Itraconazole is therefore being tested to study its ability to bind to SMO (itraconazole has demonstrated SMO binding in animal and human studies), thus inhibiting Hedgehog pathway activity which leads to the formation of the BCC tumors in these patients. The key objective of our ongoing Phase 2(b) trial is to demonstrate patient benefit by reducing tumor burden that requires on-going intervention for tumor growth via surgery and/or use of more toxic Hedgehog inhibitor therapies.

As it is an open label study, we have been able to follow and report the progress of our Phase 2(b) clinical trial, and we believe that the impact of therapy has been impressive. In our latest public announcement regarding our clinical trial results in October 2017, we reported each patient enrolled in our Phase 2(b) trial had an average of 195 basal cell carcinoma tumors which had been removed by prior surgeries. The primary endpoint for our study is to measure how target tumors respond to twice daily dosing of SUBA-Itraconazole oral capsules and document the duration of tumor responses over time as well as overall safety. At the time of the announcement in October 2017, the median time on study across all our patients was 38 weeks, with 32 patients having been dosed for 16 or more weeks and 13 patients exceeding one year on therapy. Only one target tumor required surgical excision and 99% of target tumors were controlled. At the time of the announcement in October 2017, we had measured the response of 467 individual target tumors, with 54% exhibiting a 30% or greater reduction in size since dosing began. 28% of target tumors completely disappeared. Approximately 60% of responding lesions had continued to respond during ongoing treatment with a duration of response yet to be determined, but currently exceeding one year at this point in time. The patient dropout rate was only 11%, with SUBA-Itraconazole being well-tolerated with no reports of hair loss, loss of taste, or disabling muscle cramps typical of other hedgehog inhibitors. In addition, no serious adverse events attributable to SUBA-Itraconazole have been reported.

Based on the results above and our on-going communications with the FDA, we believe the data from this trial will support the filing of an NDA for the management of basal cell carcinoma in BCCNS. In order to reach this objective, we have begun the process of locking the study database, with the goal to complete a Clinical Study Report during the first quarter of 2018 while at the same time preparing for submission of a pre-NDA meeting request to FDA. While the clinical data observed to date appear to be predictive of the desired final study results while we seek further guidance from FDA, readers are cautioned that no assurances can be given that (i) the final study results will match these latest results or (ii) the study, when and if completed, will achieve its primary and secondary endpoints or (iii) that the study will be found by FDA to be sufficient for the filing of an NDA or (iv) if an NDA is filed, that it will be approved by FDA.

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

Our Strategy

Our goal is to be a leader in the development and commercialization of SUBA-Itraconazole-based therapeutics for the treatment of cancer patients. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

•	Rapidly Advance the Clinical Development of Our Therapies. With the history of safe use of itraconazole in humans for anti-fungal indications, we bypassed each of the required pre-clinical animal studies for toxicity and Phase I human trials to establish safety, and therefore are able to move directly into Phase II human trials. We filed an IND to test SUBA-Itraconazole for the treatment of basal cell carcinoma in patients with Gorlin Syndrome, and the IND was cleared by FDA for human testing as of late December 2014. As a result, we began recruiting subjects for a Phase 2(b) trial during the third quarter of 2015 and dosing subjects in fourth quarter of 2015. We announced positive interim data from this trial during 2016 and 2017, and in October 2017, we announced that enrollment for this trial was completed. In addition, we are exploring the design of individualized clinical protocols with key opinion leaders in oncology during 2018 to determine the most feasible studies for SUBA-Itraconazole testing in other target cancer indications.

•	Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include BTDR, fast track designation, accelerated approval, and priority review. We believe that SUBA-Itraconazole for the treatment of cancer may qualify for one of these designations, which could help expedite the regulatory review process. In May 2016, we received notice of Orphan Drug Designation for treatment of patients with Gorlin Syndrome with our oral formulation of SUBA-Itraconazole oral capsules and in October 2017, the EMA awarded orphan designation for the same indication in Europe.

•	Commercialize and Market with Exclusivity. We have opened clinical trial sites and commenced the clinical testing of SUBA-Itraconazole for treatment of basal cell carcinoma in a Phase 2(b) trial for patients with Gorlin Syndrome, in order to later seek FDA approval based upon its efficacy for this new indication. In addition, should we gain FDA approval for treatment of BCC in patients with Gorlin Syndrome, for which we currently have an orphan designation, we would be entitled to 7 years of market exclusivity following FDA approval. We are also developing specific clinical trial designs to address different forms of cancer in order to pursue NDA approvals for multiple indications. Further, we believe SUBA-Itraconazole can be commercialized in a way that maximizes benefits for cancer patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

We continue to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and/or

•	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimates that in 2017 there were approximately 1.7 million new cases of cancer and approximately 601,000 deaths from cancer in the United States.

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

Manufacturing and Product Supply and Relationship with Mayne Pharma

We do not have any production facilities or manufacturing personnel. We currently have a Supply and License Agreement in place with Mayne Pharma, our majority stockholder, for the U.S. rights to its patented formulation of itraconazole, SUBA-Itraconazole. The agreement provides for the supply to us of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by us in our anticipated clinical trials, including the trial for basal cell carcinoma in patients with BCCNS which was cleared by the FDA in December 2014 and for which we completed enrollment during 2017, and for the future exclusive commercial supply following FDA approvals, if obtained.

Pursuant to the Supply and License Agreement, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being skin, lung and prostate cancer) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (or the JDC) with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. The Supply and License Agreement may be terminated if we breach any provision of the Amended and Restated Equity Holders Agreement, as amended by Amendment No. 1 to Amended and Restated Equity Holders’ Agreement (which we refer to as the Equity Holders Agreement), if we materially breach the Supply and License Agreement and do not cure such breach within a specified time period, or if either party files for bankruptcy or insolvency proceedings. In addition, Mayne Pharma has the right to assume all responsibility and control for clinical, regulatory and commercial activities for SUBA BCCNS under certain circumstances as described below.

Also, pursuant to the Supply and License Agreement, we will develop and exploit SUBA-Itraconazole through a development plan which will be authorized by the JDC and updated as necessary. We cannot make changes to the development plan without Mayne Pharma’s consent. The license granted to us under the Supply and License Agreement may only be assigned or sub-licensed with the prior approval of Mayne Pharma. In addition, in support of the exclusive nature of the Supply and License Agreement, during the term, Mayne Pharma is prohibited from directly or indirectly importing, promoting, marketing, distributing or selling SUBA-Itraconazole for the treatment of cancer in the United States except in the case where it exercises its rights under the Supply and License Agreement to enter into a license agreement with us for SUBA-Itraconazole treatment of BCCNS in the United States should we fail to achieve certain target dates in the BCCNS clinical and regulatory development program, as described further below. If any other form of the SUBA-Itraconazole manufactured by Mayne Pharma is sold as a result of any non-promoted use, we shall be entitled to a royalty on such non-promoted sales. Further, during the term of and for a period following the term of the Supply and License Agreement, we may not develop products that are competitive with SUBA-Itraconazole for the treatment of cancer. Under the Supply and License Agreement, we are responsible for obtaining all of our requirements for SUBA-Itraconazole from Mayne Pharma, including for use in clinical trials, importation, promotion, marketing, sale and distribution in the United States. We and Mayne Pharma have established certain minimum floor prices that we must pay per unit of SUBA-Itraconazole and minimum order quantities for SUBA-Itraconazole. In addition, the agreement provides for certain annual minimum order quantities for SUBA-Itraconazole, and, if such quantities are not met, we must pay the shortfall or Mayne Pharma may terminate the agreement.

Recent Developments

On January 10, 2018, we and Mayne Pharma entered into an amendment to the Supply and License Agreement (or the SLA Amendment) to eliminate Mayne Pharma’s right to terminate the Supply and License Agreement if we fail to secure NDA approval for a SUBA-Itraconazole-based treatment for cancer by October 31, 2018 and replace such right with provisions that grant to Mayne Pharma a 60-day right (exercisable only on a Target Failure (as defined below)) to elect to assume all responsibility and control for clinical, regulatory and commercial activities for SUBA BCCNS (we refer to this as the Mayne BCCNS Assumption Right) by way of an exclusive license from us and full access (which we refer to as the Company BCCNS License) solely to our SUBA BCCNS clinical data and our itraconazole intellectual property solely for the field of the treatment of BCCNS.

Mayne Pharma’s election to trigger the Mayne BCCNS Assumption Right will not terminate the Supply and License Agreement or impact our ability to pursue other product development opportunities under and in accordance with the terms of the Supply and License Agreement.

If triggered, the Company BCCNS License would include: (i) a cash royalty to us from Mayne Pharma on all net sales of SUBA BCCNS in the United States, (ii) the forfeiture by Mayne Pharma under the Sublicense Agreement of (x) royalties from us with respect to SUBA BCCNS sales and (y) a portion of the milestone payments due by us to Mayne Pharma under the Sublicense Agreement and (iii) indemnification of us by Mayne Pharma for any claims incurred by us arising out of Mayne Pharma’s SUBA BCCNS activities following the exercise of the Mayne BCCNS Assumption Right.

The term “Target Failure” means if: (i) the FDA has not accepted for filing our NDA for SUBA BCCNS by December 31, 2018, provided that such date shall be automatically extended in the event that such NDA is filed with FDA during December 2018 to a date which is 30 days from the date of such filing or (ii) the commercial launch of SUBA BCCNS is not achieved by June 30, 2020.

The SLA Amendment also amends corresponding provisions of the Sublicense Agreement in order to conform to the business terms agreed to in the SLA Amendment.

Concurrent with the SLA Amendment, we entered into a Series B Preferred Stock Purchase Agreement with Mayne Pharma whereby we agreed to issue and Mayne Pharma agreed to purchase Series B Preferred Stock and Warrant for potential proceeds of up to $5,000,000.

See “Certain Relationships and Related Party Transactions” for further information.

Sales and Marketing

We are currently a clinical-stage company with no FDA approved products, and thus have not yet established a sales, marketing or product distribution infrastructure because our product candidate is still in clinical development. We may either license commercialization rights to our product candidate to larger third-party partners, who will be responsible for sales, distribution and marketing efforts, or we may (assuming adequate resources are available) retain commercial rights for our product candidate, in which case we would seek to access the oncology market through a focused, specialized sales force of our own or in conjunction with a marketing partner under a co-promotion agreement.

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

Below are some examples of companies with approved and potentially competitive anti-cancer therapies or related products, though the examples are not all-inclusive. Many of these entities have significantly greater research and development capabilities than do we, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ research, financial, marketing, manufacturing and other resources. Such potential competitive anti-cancer therapies may ultimately prove to be safer, more effective or less costly than any product candidates that we are currently developing or may be able to develop. Additionally, our competitive position may be materially affected by our ability to develop or commercialize our drugs and technologies before any such competitor. Other external factors may also impact the ability of our products to meet expectations or effectively compete, including pricing pressures, healthcare reform and other government interventions.

The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy:

Names	Company	Description	Status
Taxotere® docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics
Jevtana® cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010
Provenge® sipuleucel-T	Dendreon/Valeant	Immunotherapy for asymptomatic MCRPC	Approved 2010
Zytiga® aberaterone	Janssen Biotech	Androgen synthesis inhibitor for MCRPC	Approved 2011
Xtandi® enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012
Erivedge® vismodegib	Roche Genentech	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2012
Odomzo® - sonidegib	Sun Pharma	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2015
Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004
Gemzar® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996
Trexall® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984
Tarceva® erlotinib	Astellas	Epidermal growth factor inhibitor treatment for NSCLC -maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013
Xalkori® crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011
Gilotrif® afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013
Zykadia® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014
Opdivo® nivolumab	BMS	Metastatic squamous NSCLC	Approved 2015
Portrassa® necitumumab	Lilly	Metastatic squamous NSCLC	Approved 2015
Tagrisso® osimertinib	AstraZenica	EGFR mutation positive NSCLC	Approved 2015
Keytruda® pembrolizumab	Merck Oncology	Metastatic NSCLC expressing PD-L1	Approved 2015
Alecensa® alectinib	Genentech	Metastatic NSCLC ALK positive who could not tolerate crizotinib	Approved 2015
Iressa® gefitinib	AstraZeneca	Metastatic NSCLC with EGFR deleture	Approved 2015
Tecentriq® atezolizumab	Genentech	Anti-PDL-1 for Metastatic NSCLC not responding to EGFR or ALK gene therapy or platinum-based chemotherapy	Approved 2016

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board (or IRB) at each clinical site before each trial may be initiated;

•	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (or cGMP) and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine cGMP compliance; and

•	FDA review and approval of the NDA.

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

We have successfully avoided pre-clinical studies or any Phase I studies to demonstrate safety based on the fact that itraconazole has an established history of safe and effective use in humans for anti-fungal indications and the fact that human data is already available and published regarding use of itraconazole in humans for anti-cancer indications, such as basal cell carcinoma, lung cancer and prostate cancer, at the Phase II level and the December 2014 clearance of our IND for human testing in a Phase 2(b) clinical trial for which we began dosing patients during the fourth quarter of 2015 and completed enrollment in October 2017.

Clinical Trials. Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

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

Special FDA Expedited Review and Approval Programs. The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to collectively as the PPACA), which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals.

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

Coverage and Reimbursement. The commercial success of our product candidate and our ability to commercialize any approved product candidate will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates and related companion diagnostics. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

Exclusivity and Approval of Competing Products

Hatch-Waxman Patent Exclusivity. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (or ANDA) or a 505(b)(2) NDA.

Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication. The 505(b)(2) regulatory pathway appears to be available for our proposed application of itraconazole as an anti-cancer therapy based upon our communications with FDA to date.

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

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. We have obtained orphan drug designation for our product candidate for treatment of basal cell carcinoma in patients with Gorlin syndrome as of May 2016.

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

Employees

As of February 15, 2018, we have 3 full-time employees. One is involved in our clinical development program and operations and two handle our administration and accounting. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We currently have contracted a regulatory consultant, a regulatory advisory firm, a scientific advisor and a Contract Research Organization to spearhead our efforts on clinical development. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

Corporate History

We were founded under the name “Commonwealth Biotechnologies, Inc.” in Virginia in 1992, and completed an initial public offering in October 1997 (we refer to our company prior to our emergence from bankruptcy as CBI). CBI previously provided, on a contract basis, specialized life sciences services to the pharmaceutical and biotechnology sector. On January 20, 2011, CBI filed a voluntary petition for bankruptcy. We recommenced our business operations in August 2013 as a Delaware corporation following the emergence of CBI from its voluntary bankruptcy.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a new company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

•	implement or execute our current business plan, or that our business plan is sound;

•	maintain our management team or board of directors (including, without limitation, as a result of Mayne Pharma’s position as our controlling stockholder and its result rights to remove and replace our directors);

•	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

•	determine that the processes and technologies that we have developed are commercially viable; and/or

•	attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers.

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

Currently, our sole line of business is the development and potential marketing of our itraconazole anti-cancer therapies, and we acquired the assets related to this business opportunity on August 13, 2013 as part of our emergence from bankruptcy. Our pre-bankruptcy historic business operations ceased contemporaneously with our becoming subject to bankruptcy proceedings in 2011, and all assets supporting our earlier lines of business have been disposed of. Accordingly, we only recommenced active operations on August 13, 2013, the date we emerged from bankruptcy.

Our operations are presently limited to planning for clinical trials, conducting and completing our current Phase 2(b) clinical trial testing the efficacy and safety of SUBA-Itraconazole for treatment of basal cell carcinoma in patients with Gorlin Syndrome, and arranging for the raising of capital, developing our technology and identifying potential commercial partners. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for product commercialization. Consequently, any predictions you make about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

We are highly dependent on our collaboration with our majority stockholder Mayne Pharma, and the loss of this collaboration would materially impair our business plan and viability.

Under our Supply and License Agreement with Mayne Pharma, we have secured exclusive rights to commercialize SUBA-Itraconazole for the treatment of patients with cancer via oral administration in the United States. Mayne Pharma is our sole source supplier of SUBA-Itraconazole, and under such agreement, we must obtain all required supply of SUBA-Itraconazole capsules for our clinical trials and commercialization of the product from Mayne Pharma, except in the limited circumstance where Mayne Pharma has established a secondary supplier and is unable to supply the product. In addition, Mayne Pharma is presently our majority stockholder, and as such has the power to exert significant control over our company. As such, our agreement and collaboration with Mayne Pharma are critical to our business. In the event that the Supply and License Agreement is terminated, Mayne Pharma exercises the Mayne BCCNS Assumption Right following a Target Failure or Mayne Pharma is unable to supply the product, we may lose the ability to commercialize SUBA-Itraconazole, and our business prospects would be materially damaged.

Mayne Pharma is our majority stockholder and has, and may in the future, exert significant influence over our business and affairs. Moreover, the corporate governance rights afforded to Mayne Pharma under the Equity Holders Agreement may adversely affect the management of our company.

As of the date of this Report, Mayne Pharma beneficially owns approximately 58.0% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock). Under the terms of our Equity Holders Agreement, Mayne Pharma has the right to purchase any shares of common stock being transferred or sold by the individual account of our current President and Chief Executive Officer and former Executive Chairman. In addition to Mayne Pharma’s current common stock ownership, Mayne Pharma also has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors).

Mayne Pharma’s significant ownership of our voting securities plus the existence of these additional rights will for the foreseeable future enable Mayne Pharma to exert significant influence over our company and matters requiring stockholder approval including the election of directors (although required under our Equity Holders Agreement to maintain a majority of independent directors until a single shareholder owns greater than 90% of our Common Stock), financing activities or a merger or sale of our assets. An example of Mayne Pharma’s exercise of its stockholder rights occurred in November 2016, when Mayne Pharma acted by written consent to remove two sitting members of our Board of Directors and replace such directors with appointees of Mayne Pharma’s choosing. Mayne Pharma may elect in its discretion to exercise these or similar rights at any time. Additionally, these rights may limit the ability of our Board of Directors and our management team to make necessary personnel decisions, including adding independent directors to our Board of Directors, which may adversely affect the management of our company, particularly if disputes arise between us and Mayne Pharma (which disputes in and of themselves could have a material adverse effect on our ability to conduct business).

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

As of the date of this Report, we have cash on hand and commitments for investment from our majority stockholder sufficient to run our planned operations into the quarter ending March 31, 2019. We expect that we will be required to incur significant expenses in connection with our ongoing activities, particularly as we engage in efforts to develop and ultimately commercialize our itraconazole anti-cancer therapies.

Accordingly, we will need to obtain long term additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, and our business might fail.

In addition, our future capital requirements will be significant and will depend on many factors, including:

•	the progress and results of our development efforts for SUBA-Itraconazole as a cancer therapy;

•	the costs, timing and outcome of clinical trials of our product candidate for one or more types of cancer;

•	the costs, timing and outcome of regulatory review of our product candidate for one or more types of cancer;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	competing technological and market developments;

•	market acceptance of our product candidate as a treatment for one or more types of cancer;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidate for which we receive marketing approval;

•	the revenue, if any, received from commercial sales or licensing royalty from a commercial partner of any product candidate for which we may receive marketing approval;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

Developing pharmaceutical products, conducting preclinical testing and clinical trials and seeking regulatory approval of such products is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidate, if approved (of which no assurances may be given), may not achieve any level of commercial success. Our commercial revenues, if any, will be derived from sales of a product that we do not expect to be commercially available for at least one year, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from product sales or otherwise, and we therefore have a limited source of cash to meet our future capital requirements. We do not expect to generate revenues for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue operations and force us to resort to stockholder investments or loans, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the clinical stage nature of our business, Mayne Pharma’s status as our majority stockholder, the rights of Mayne Pharma and Hedgepath, LLC (an investment vehicle associated with our former Executive Chairman) to participate in our future financings and our lack of revenues as well as the inherent business risks associated with our company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our business.

Moreover, in connection with our January 2018 financing, we agreed that for a 12-month period ending in January 2019, we will not undertake external financing (which specifically excludes the exercise of existing options and warrants) without the approval of Mayne Pharma, such approval not to be unreasonably withheld. The right of Mayne Pharma to approve of our financing activity during this time period may also significantly impair our ability to obtain needed financing.

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

We are early in our development efforts and have only one product candidate, namely SUBA-Itraconazole for the treatment of cancer. While itraconazole has previously been approved by the FDA for use as an anti-fungal agent, the use of itraconazole to treat cancer has not been approved and has been subject to limited clinical testing by others. Moreover, we are only recently engaged in such testing ourselves, and our operations as of our emergence from bankruptcy in August 2013 have been limited to developing our own intellectual property and know how, while acquiring the technology and rights of others in order to pursue the clinical development of the itraconazole formulation, SUBA-Itraconazole, as an anti-cancer therapy and the launch of a single Phase 2 (b) trial for which patient dosing began in the fourth quarter of 2015 and we only completed enrollment in the fourth quarter of 2017.

Therefore, our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

•	positive commencement and completion of clinical trials;

•	successful preparation of regulatory filings and receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and potential regulatory exclusivity for our product candidate and protecting our rights in our intellectual property portfolio;

•	maintaining our agreement with Mayne Pharma to produce product needed for clinical testing and, potentially if approvals are obtained, for commercial sale;

•	launching commercial sales of our product, if and when approved for one or more indications, whether alone or in collaboration with others;

•	acceptance of the product for one or more indications, if and when approved, by patients, the medical community and third-party payors;

•	protection from generic substitution based upon our own or licensed intellectual property rights;

•	effectively competing with other therapies;

•	obtaining and maintaining adequate reimbursement from healthcare payors; and

•	maintaining a continued acceptable safety profile of our product following approval, if any.

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

The risk of failure for product candidates in clinical development is high. It is impossible to predict when our sole product candidate, SUBA-Itraconazole for the treatment of cancer, will prove effective and safe in humans or will receive regulatory approval for any form of cancer or any other indication. Before obtaining marketing approval from regulatory authorities for the sale of SUBA-Itraconazole as a cancer therapy, we must conduct one or more clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, the outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know which, if any, of our clinical trials other than our current Phase 2(b) trial, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could lead to Mayne Pharma exercising the Mayne BCCNS Assumption Right following a Target Failure, shorten any periods during which we may have the exclusive right to commercialize our product candidate or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in any future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

While we have completed enrollment for our Phase 2(b) trial for our first indication targeting BCC in patients with Gorlin Syndrome, we may not be able to initiate or continue future clinical trials for our present or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidate, and patients who would otherwise be eligible for our future clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our inability to enroll a sufficient number of patients for any future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate, which would cause the value of our company to decline and otherwise materially and adversely affect our company.

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

Moreover, we may be unable to maintain our agreement with Mayne Pharma or establish any agreements with other third party manufacturers or to do so on acceptable terms should we have the ability and the need to do so. Even though we have established an agreement with Mayne Pharma or if we are able to establish agreements with other third-party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidate or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or products.

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

Even if SUBA-Itraconazole for the treatment of cancer receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, current cancer treatments such as chemotherapy, immunotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of SUBA-Itraconazole for the treatment of cancer, if approved for commercial sale, will depend on a number of factors, including:

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

We currently do not have a sales or marketing infrastructure. To achieve any level of commercial success for any product for which we have obtained marketing approval, we will need to establish a sales and marketing organization or outsource sales and marketing functions to third parties.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of cancer. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our business plan depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products, and in particular, the rights to develop SUBA-Itraconazole as an anti-cancer therapy. We seek to protect our proprietary position through our exclusive license for SUBA-Itraconazole with Mayne Pharma, through our sublicense of other itraconazole-related rights from Mayne Pharma, our own patents for treating cancer with SUBA-Itraconazole and by filing patent applications in the United States related to our novel technologies and product candidate and also our expectation to license additional applicable patents from third parties.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We have and/or expect to enter into licenses with third parties that hold intellectual property, including patent rights, that are important or necessary to the development of itraconazole, and SUBA-Itraconazole in particular, as an anti-cancer therapy, and it may be necessary for us to use the patented or proprietary technology of third parties, such as Mayne Pharma, to commercialize itraconazole as an anti-cancer therapy, in which case we have or would be required to obtain a license from these third parties on commercially reasonable terms, or else our business could be harmed, possibly materially. Even though we have obtained exclusive rights to additional patents from Mayne Pharma during the second half of 2015 and early 2016, and have had a patent issued for our own inventions in the United States in November 2015, if we were not able to maintain our current license or obtain additional licenses, or were not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially.

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

Our product candidate (SUBA-Itraconazole as an anti-cancer therapy) and the activities associated with its clinical development and commercialization, including matters relating to design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA (including under the Federal Food, Drug and Cosmetic Act) and other regulatory agencies in the United States and by the European Medicines Agency (known as the EMA) and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidate will prevent us from commercializing the product candidate. We have not received approval to market SUBA-Itraconazole as an anti-cancer therapy or any other product from regulatory authorities in any jurisdiction and it will likely be at least until 2019 before we are even eligible to receive such approval.

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

Although we currently do not directly market or promote any products, we may also be subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal HIPAA and HITECH laws, which govern the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We have the opportunity to seek “fast track” designation for our product candidate for one or more indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that SUBA-Itraconazole as an anti-cancer therapy may be eligible for this designation, we cannot assure you that the FDA would decide to grant it should we apply for this designation. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have been denied breakthrough therapy status by the FDA for our initial proposed therapy, and a breakthrough therapy designation by the FDA for our product candidate, even if ultimately granted, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidate will receive marketing approval.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we or any third-party partners of ours do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

An investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCQX marketplace operated by OTC Markets Group, Inc., trading has been limited, and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQX market is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE American (formerly known as the American Stock Exchange). This illiquid trading market for our common stock may make it difficult for you to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQX, in which case it might be quoted on the OTC Pink Market, which is even more illiquid than the OTCQB.

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

Our common stock is eligible for quotation on the OTCQX. However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCQX or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQX, any quotation in our common stock could be conducted on the OTC Pink Market, which is an unorganized and often liquid market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our securities.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in our relationship with Mayne Pharma

•	any delay in or the results of our clinical trials;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with our product candidate;

•	any delay or failure to receive NDA acceptance and approval by FDA and other regulatory agencies or bodies;

•	our inability to commercially launch our product or market and generate sales of our product;

•	failure of our product, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third party patents that cover our technologies or product;

•	developments or disputes concerning our product’s intellectual property rights;

•	our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock;

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

Collectively, our officers, our directors and two significant stockholders (Hedgepath, LLC and Mayne Pharma) own or exercise voting and investment control of approximately 79.0% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

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

Our Series B Convertible Preferred Stock held by Mayne Pharma ranks senior to our common stock in the event of a bankruptcy, liquidation or winding up of our assets.

As of the date of this Report, Mayne Pharma, our majority stockholder, owns 3,478,261 shares of our Series B Convertible Preferred Stock, which we issued in connection with our financing with Mayne Pharma which closed on January 2018. In addition, Mayne will or may acquire up to an additional 3,768,116 shares of our Series B Convertible Preferred Stock. In the event of our bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our Series B Convertible Preferred Stock in preference to the holders of our common stock. There is therefore a risk that in such a case, our common stockholders may see no return on their investment if our assets can only satisfy our obligations to Mayne Pharma as the holder of our Series B Convertible Preferred Stock.

We may only use the proceeds from our Series B Convertible Preferred Stock financing with Mayne Pharma for the advancement of our BCCNS therapy, which leaves us with limited resources to fund other initiatives.

In connection with our January 2018 Series B Convertible Preferred Stock financing with Mayne Pharma, we agreed to use the majority of the proceeds from such financing solely for purposes of funding the continued development of our SUBA BCCNS proposed therapy and for general corporate purposes. This restriction leaves us limited resources to fund other initiatives, including other SUBA Itraconazole cancer indications or other potential corporate opportunities (although we may use proceeds from the exercise of outstanding warrants options for such purposes). As a result, our business in 2018 will likely be dedicated almost exclusively to our continued development of SUBA BCCNS and other corporate matters, and we may be unable to capitalize on other promising corporate initiatives.

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

Our business was created when certain operating assets were contributed to our company in August 2013 as our company was a “shell company” emerging from bankruptcy. Since our current business became a public company by means other than a traditional initial public offering, investors and securities analysts may be reluctant to invest in or provide research coverage of us. This stigma could impair our fundraising opportunities and our reputation generally.

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

Hedgepath, LLC has allocated space for our use in its offices in Tampa, Florida, for which we currently pay a pro-rated portion of the rent of approximately $1,200 per month.

Item 3.	Legal Proceedings.

We are currently not subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQX market under the symbol “HPPI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2017 and 2016, as reported by the OTC Markets Group, is set forth below.

Quarterly Common Stock Price Ranges

Fiscal Year 2017, Quarter Ended:	High	Low
March 31, 2017	$0.41	$0.24
June 30, 2017	$0.46	$0.27
September 30, 2017	$0.47	$0.30
December 31, 2017	$0.42	$0.19

Fiscal Year 2016, Quarter Ended:	High	Low
March 31, 2016	$0.20	$0.08
June 30, 2016	$0.40	$0.11
September 30, 2016	$0.67	$0.20
December 31, 2016	$0.54	$0.32

As of February 15, 2018, we had approximately 61 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders (1)	775,000	(2)	$0.24	(2)	5,266,737

(1)	The 2014 Equity Incentive Plan (or the EIP) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014.
(2)	Outstanding securities issued pursuant to our EIP are Restricted Stock Units (or RSUs) (125,000) and stock options (650,000). Each RSU represents a right to receive one share of our common stock. All stock options were issued on July 1, 2016 and have an exercise price of $0.24 per share. All RSUs vested on January 1, 2018 and all stock options vested in November 2016 upon a change in control.

Item 6.	Selected Financial Data.

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

Background of Our Company

We are a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. We may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. Our preliminary focus is on the development of therapies for skin, lung and prostate cancers in the United States of America market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which we commenced a Phase 2(b) trial in the third quarter of 2015 and completed enrollment in the fourth quarter of 2017.

We have developed, licensed and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole. We have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by our manufacturing partner and majority stockholder Mayne Pharma under a Supply and License Agreement, originally dated September 3, 2013, amended and restated on June 24, 2014, May 15, 2015, and November 22, 2016 and most recently amended on January10, 2018. Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and provides contract development and manufacturing services. In addition to being our licensor and supply partner, under the Supply and License Agreement and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right (in its discretion) to appoint and remove members of our Board of Directors.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, we may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of December 31, 2017, we had approximately $40,000 in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on our behalf as well as purchased in-process research and development.

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of RSUs issued are determined based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

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

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2017 or 2016. Deferred tax assets consist primarily of in-process research and development, net operating loss carryforward, and share-based compensation. We recorded a 100% valuation allowance against the deferred tax assets as we have determined such amounts will not be currently realizable.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of ASC Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard, as updated in 2015, will be effective for us in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We will evaluate the impact of adoption of this standard on our financial statements upon commencement of revenue generating activities.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We evaluated the impact the revised guidance had on our financial statements and determined it had no significant impact.

Results of Operations

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Research and Development Expenses. We recognized $2,227,589 and $2,641,507 in research and development expenses during the years ended December 31, 2017 and 2016, respectively. The decrease of approximately $0.4 million was due primarily to a reduction of $0.2 million in direct clinical trial expenses due to the completion of our Phase 2(b) trial by many patients as full enrollment was achieved during 2017. In addition, there was a decrease of approximately $0.6 million in stock-based compensation due primarily to the March 2017 issuance of shares related to vested RSUs resulting in three months of expense in 2017 compared to twelve months of expense in 2016, offset by an increase of approximately $0.3 million in research related consulting associated with our Phase 2(b) BCCNS trial as well as market research of other indications for SUBA Itraconazole and approximately $0.1 million related to an increase in salaries pursuant to employment agreements with our executives.

General and Administrative Expenses. We recognized $2,891,442 and $4,380,695 in general and administrative expenses during the years ended December 31, 2017 and 2016, respectively. The decrease of approximately $1.5 million was due primarily to a reduction of $1.1 million in stock-based compensation due to the March 2017 issuance of shares related to vested RSUs resulting in three months of expense in 2017 compared to twelve months of expense in 2016, and a reduction of approximately $0.3 million in compensation expense primarily due to the removal of our former Executive Chairman in November 2016 and certain consultants.

Interest Income. We recognized interest income during the year ended December 31, 2017 and 2016 of $17,866 and $21,985, respectively, for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We are presently developing and conducting our clinical and regulatory business plans. While we believe we have sufficient resources to complete our current clinical trial following the closing of our financing with Mayne Pharma that closed in January 2018, our current cash on hand is insufficient to develop our full clinical and regulatory business plan as currently anticipated. A continued lack of cash resources resulting from an inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability.

We intend to finance our research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	public and private financings and, potentially, other strategic transactions (including, potentially, financings from our majority shareholder, Mayne Pharma);

•	proceeds from the exercise of outstanding warrants previously issued in private financings (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

Contractual Obligations and Commercial Commitments

Our non-cancellable contractual obligations as of December 31, 2017 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment contracts	$525,000	$525,000	$—	$—	$—

Total contractual cash obligations	$525,000	$525,000	$—	$—	$—

Off Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2017, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of February 15, 2018 are as follows:

Name	Age	Position
E. Brendan Magrab	52	Chairman of the Board and Director
Nicholas J. Virca	71	President and Chief Executive Officer
Garrison J. Hasara, CPA	48	Chief Financial Officer, Treasurer, Chief Compliance Officer and Secretary
W. Mark Watson, CPA	67	Director
Stefan J. Cross	45	Director
Dr. R. Dana Ono	65	Director
Robert D. Martin	70	Director

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

E. Brendan Magrab, age 52, is Chairman of the Board of Directors and a Director of our company. He has served as the President and CEO of Transpharmative Advisors, LLC since March 2013. Mr. Magrab has more than 20 years of experience in pharmaceutical development and marketing, including formulation development, clinical development, regulatory affairs, government affairs, marketing, managed care, legal and patents. Previously, from June 2012 to February 2013, he served as the President and CEO of URL Pharma, which was sold to Sun Pharmaceuticals in 2013. From October 2004 to June 2012, he held various positions of increasing responsibility at URL Pharma, including General Counsel and Executive Vice President of Commercial Operations. Prior to joining URL Pharma, from August 2000 to September 2004, Mr. Magrab served as Vice President of Intellectual Property at Alpharma, Inc. Prior to joining Alpharma, Inc., he served as an associate at a Washington D.C law firm, as a law clerk for the U.S. Court of Appeals for the Federal Circuit, and as a Patent Examiner at the U.S. Patent and Trademark Office. Mr. Magrab received his Bachelor’s Degree in Biochemistry and Art History from the University of Virginia and his Juris Doctor from Georgetown University Law Center. Mr. Magrab is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry.

Nicholas J. Virca, age 71, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor of packaging technology for enzyme research reagents, as well as co-inventor of therapy using itraconazole for treatment of cancer, and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last two decades.

Garrison J. Hasara, CPA, age 48, has been our Chief Financial Officer and Treasurer since September 2013 and Chief Compliance Officer and Secretary since December 2017. Presently, Mr. Hasara serves on the Board of Directors of Defender Pharmaceuticals Inc., a privately-held company developing pharmaceuticals for military applications. From January 2011 to September 2013, Mr. Hasara served as the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products. He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.

W. Mark Watson, CPA, age 67, is a director of our company and Chairman of the Audit Committee. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the health and life sciences sector, having played a significant role in the development of Deloitte’s audit approach for health and life sciences companies and leading its national healthcare regulatory and compliance practice. He has served as lead audit partner and advisory partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson was elected to the Board of Directors of BioDelivery Sciences International, Inc. in December 2017 and was appointed Chairman of its Audit Committee. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Stefan J. Cross, age 45, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Mr. Cross is currently serving as President, International Operations of Mayne Pharma Group Limited (ASX:MYX). Previously, Mr. Cross served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited from November 2013 to January 2017. Mr. Cross has more than 20 years of experience in the pharmaceutical industry. He served since 2012 as the Vice President, Business and Corporate Development of Mayne Pharma’s non-U.S. operations, where he was responsible for all in-licensing and out-licensing programs and research and development partnerships. Prior to joining Mayne Pharma, Mr. Cross was, from 2007 to 2012, Head of Marketing (Asia Pacific) for Hospira Inc., a leading global provider of pharmaceuticals and medical devices, where he was responsible for expansion of the new product portfolio and on-market product growth across all markets in the region. Prior to Hospira, Mr. Cross spent most of the period from 1991 to 2007 working in the pharmaceutical sector in the areas of strategy, business development/mergers and acquisitions, sales and marketing, human resources, finance and information technology. Mr. Cross is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. Mr. Cross holds a Masters in Business in Administration from Swinburne University of Technology, Australia, and a degree in Business Information Systems from the University of South Australia.

Dr. R. Dana Ono, age 65, is a director of our company and Chairman of the Compensation Committee. Dr. Ono is a co-founder of, and since 2000 has been associated with, the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by VIMAC Ventures LLC and RBC Technology Ventures, Inc. Dr. Ono has over 30 years of experience in managing public and private life science companies, including, from 1995 to 2000, serving as President and Chief Executive Officer of IntraImmune Therapies, Inc., which was sold to Abgenix, Inc. in 2000. Presently, Dr. Ono is an executive-in-residence at several universities in the United States advising their licensing offices in spin-outs and new company formation from promising technologies. Throughout his career, he has been engaged in the strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. He has founded several biotech companies in the U.S., including in the areas of drug discovery and development, nutraceuticals and cosmeceuticals. He is a founding director of the Massachusetts Biotechnology Council, Inc. and served on the Board of Trustees of the Marine Biological Laboratory in Woods Hole, Massachusetts. Dr. Ono is qualified to serve on our Board of Directors because of his medical and business expertise, particularly in the pharmaceutical industry. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and PhD in Biology from Harvard University, where he also completed a program in business administration.

Robert D. Martin, age 70, is a director of our company and Chairman of the Nominating and Governance Committee. Mr. Martin has over 30 years of finance and operations experience. Since 2006, Mr. Martin has been part of The Interlochen Group, LLC, a firm that provides chief financial officer personnel on a contract basis (“Interlochen”). Among other assignments, he was assigned to serve as Interim Chief Financial Officer of Tandy Brands Accessories Inc. from January 2011 to June 2011. Also, during 2015, he was a consultant/financial advisor to Intezyne Inc, a clinical stage biotechnology company. From 2004 to 2006, Mr. Martin served as President of RDMartin, LTD., a financial consulting firm, and from 2000 to 2004, Mr. Martin served as Senior Vice President and Chief Financial Officer of Russell Corporation, when it was a New York Stock Exchange listed company. Mr. Martin also previously served as divisional Chief Financial Officer of Sunbeam and in various finance roles, including divisional Chief Financial Officer, at Sara Lee Apparel. Mr. Martin earned a Masters of Business Administration from the University of North Carolina, Chapel Hill and a Bachelor’s degree in Industrial Engineering from Georgia Tech. Mr. Martin qualifies for our Board of Directors because of his business expertise, particularly with publicly traded companies.

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

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Dr. R. Dana Ono, W. Mark Watson, and Robert D. Martin. Dr. Ono serves as chairman of this committee. All members are independent in accordance with rules of the NASDAQ Stock Market.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2017, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except that Stefan J. Cross, a director, and Mayne Pharma, the beneficial owner of more than ten percent of our common stock, each filed one Form 4 disclosing one transaction late.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.hedgepathpharma.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2017 and 2016. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nicholas J. Virca	2017	$262,500	—	—	—	—	—	$16,665	(2)	$279,165
President and Chief Executive Officer(1)	2016	$187,500	$75,000	—	—	—	—	$11,637	(2)	$274,137
Garrison J. Hasara, CPA	2017	$212,500	—	—	—	—	—	$18,999	(4)	$231,499
Chief Financial Officer, Secretary, and Treasurer(3)	2016	$176,154	$37,500	—	—	—	—	$16,296	(4)	$229,950

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	Includes: $16,665 and $11,637 of health insurance premiums paid in 2017 and 2016, respectively.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes: $18,999 and $16,296 of health insurance premiums paid in 2017 and 2016, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Nicholas J. Virca, President and Chief Executive Officer - On June 24, 2014, Nicholas J. Virca entered into an employment agreement with us which was subsequently amended on May 15, 2015 and February 16, 2017 (or the Virca Employment Agreement). Pursuant to the terms of the Virca Employment Agreement, Mr. Virca will act as our President and Chief Executive Officer through December 31, 2018. At the end of the term, the Virca Employment Agreement will automatically renew for successive one-year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. Mr. Virca earns a base salary of $300,000 per annum effective as of July 1, 2017 and he is eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Virca and approved by the Board of Directors or a committee of the Board of Directors. The Virca Employment Agreement is terminable upon death and disability and upon the terms as described in the Equity Holders Agreement. Mr. Virca is entitled to a severance package in the event that the Virca Employment Agreement is terminated without cause by us or for good reason by Mr. Virca (including following a change of control) such that Mr. Virca is entitled to all accrued but unpaid salary and bonus amounts and any post-termination rights available under and pursuant to the terms of our prevailing employee benefit policy plus a cash payment equal to twelve months of Mr. Virca’s base salary. Mr. Virca may not compete against us or solicit employees or customers from us for a period of one (1) year after termination of his employment for any reason as described in his employment agreement.

In addition, in July 2014, Mr. Virca was awarded 15,041,738 RSUs from the EIP, subsequently approved by our majority stockholders. Such RSUs vested in November 2016, and the shares were issued to Mr. Virca on March 8, 2017, net of taxes.

Garrison J. Hasara, Chief Financial Officer and Treasurer - On September 4, 2014, Garrison Hasara, our Chief Financial Officer, Chief Compliance Officer, Secretary, and Treasurer, entered into an employment agreement with us which was subsequently amended on February 16, 2017 (or the Hasara Employment Agreement). Pursuant to the terms of the Hasara Employment Agreement, Mr. Hasara will act as our Chief Financial Officer and Treasurer through December 31, 2018 (Mr. Hasara was appointed as Chief Compliance Officer and Secretary subsequent to entry into the Hasara Employment Agreement). At the end of the term, the Hasara Employment Agreement will automatically renew for successive one-year terms unless prior written notice is received from either party within 60 days prior to the end of the particular term. Mr. Hasara earns a base salary of $225,000 per year effective as of July 1, 2017. Beginning fiscal year 2017, Mr. Hasara will be eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Hasara and approved by the Board of Directors or a committee of the Board of Directors.

The Hasara Employment Agreement may be terminated with or without cause by us or for or without good reason by Mr. Hasara. In the event that the Hasara Employment Agreement is terminated for cause by us or without good reason by Mr. Hasara, Mr. Hasara is entitled to receive all accrued but unpaid salary and bonus amounts and any post-termination rights available under and pursuant to the terms of our prevailing employee benefit policy. In the event that the Hasara Employment Agreement is terminated without cause by us or for good reason by Mr. Hasara (including following a change of control), Mr. Hasara is entitled to all accrued but unpaid salary and bonus amounts and any post-termination rights available under and pursuant to the terms of our prevailing employee benefit policy plus a cash payment equal to twelve months of Mr. Hasara’s base salary. The Hasara Employment Agreement is also terminable upon death and disability. Mr. Hasara may not compete against us or solicit employees or customers from us for a period of one (1) year after termination of his employment for any reason as described in the Hasara Employment Agreement.

In addition, on September 4, 2014, Mr. Hasara was awarded 7,000,000 RSUs from the EIP, subsequently approved by our majority stockholders. Such RSUs vested in November 2016, and the shares were issued to Mr. Hasara on March 8, 2017, net of taxes.

Outstanding equity awards

There were no outstanding unexercised options, unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2017.

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

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2017 or 2016.

All previously outstanding RSUs vested upon the change in control as a result of Mayne Pharma’s November 2016 warrant exercise, in connection with which Mayne Pharma became our majority stockholder. On March 8, 2017, 26,541,738 previously vested but unpaid RSUs were settled by issuing shares of common stock. Upon settlement of the RSUs, we issued 15,739,594 shares of common stock to employees (including our executive officers), current and former Board members, and contractors. Additionally, 10,802,144 shares of common stock, valued at approximately $3.7 million, were withheld from issuance representing estimated income taxes due from the RSU recipients as the fair value of the shares is considered taxable income upon issuance. We subsequently remitted to the appropriate taxing authorities in cash both our tax withholdings and the RSU recipient portions of the tax withholdings in the amount of approximately $3.7 million.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stefan J. Cross	$—	$—	$—	$—	$—	$—	$—
Dr. R. Dana Ono	$45,000	—	—	—	$—	$—	$45,000
W. Mark Watson, CPA	$50,000	—	—	—	$—	$—	$50,000
E. Brendan Magrab	$75,000	$19,500	—	—	$—	$—	$94,500
Robert D. Martin	$42,500	$18,000	—	—	$—	$—	$60,500

(1)	Directors appointed in November 2016 were granted RSUs on May 4, 2017 that vested on January 1, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 15, 2018, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of HedgePath Pharmaceuticals, Inc., 324 S Hyde Park Avenue #350, Tampa, FL 33606

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding Common Stock(1)
Mayne Pharma Ventures Pty Ltd.(2)	237,262,543	58.0%
Hedgepath, LLC(3)	89,877,638	23.7%
Nicholas J. Virca(4)	8,727,519	2.4%
Garrison J. Hasara, CPA(5)	4,059,044	1.1%
Stefan J. Cross(6)	—	—
Dr. R. Dana Ono(7)	603,000	*
W. Mark Watson, CPA(8)	1,753,600	*
E. Brendan Magrab(9)	65,000	*
Robert D. Martin(10)	60,000	*
All directors and executive officers as a group (7 persons)	15,268,163	4.1%

*	Less than 1%
(1)	Applicable percentages are based on 369,599,266 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Includes 198,106,132 shares of our common stock, 10,434,783 shares of common stock upon conversion of Series B Preferred Stock, and warrants to purchase 28,721,628 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia.
(3)	Includes 79,627,069 shares of our common stock and a warrant to purchase 10,250,569 shares of our common stock. Our former Corporate Secretary, James A. McNulty, CPA, has sole voting and dispositive power over the securities held by Hedgepath, LLC. The address for Hedgepath, LLC is 324 S. Hyde Park Avenue, Suite 350, Tampa, FL 33606.
(4)	Mr. Virca is our Chief Executive Officer and President. Mr. Virca’s address is 449 South 12th Street, Unit 1705, Tampa, FL 33602.
(5)	Mr. Hasara is our Chief Financial Officer and Treasurer. Mr. Hasara’s address is 16904 Melissa Ann Drive, Lutz, FL 33558.
(6)	Mr. Cross is a director of our company. Mr. Cross’ address is c/o Mayne Pharma at Level 1, 99 King Street, Melbourne, Victoria 3000, Australia.
(7)	Dr. Ono is a director of our company. Includes 453,000 shares of our common stock and 150,000 vested stock options. Dr. Ono’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.
(8)	Mr. Watson is a director of our company. Includes 1,053,600 shares of our common stock, warrants to purchase 500,000 shares of our common stock, and 200,000 vested stock options. Mr. Watson’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.
(9)	E. Brandon Magrab is the Chairman and a director of our company. Includes 65,000 RSUs that are vested, but for which the common shares have not yet been issued. Mr. Magrab’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.
(10)	Robert D. Martin is a director of our company. Includes 60,000 RSUs that are vested, but for which the common shares have not yet been issued. Mr. Martin’s address is c/o HedgePath Pharmaceuticals at 324 S. Hyde Park Ave., Suite 350, Tampa, FL 33606.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a listing of our related party transactions:

Mayne Pharma

Second Amended and Restated Supply and License Agreement

Pursuant to our Supply and License Agreement with Mayne Pharma, which was originally entered into on September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, and amended on November 22, 2016 and January 10, 2018, Mayne Pharma is obligated to: (i) supply us with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide us with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in the JDC with us to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. Mayne Pharma will also provide certain services to us (in accordance with the development plan and budget for our product) including to direct clinical programming (subject to the oversight and approval by the JDC and, in certain circumstances, the Board of Directors), and to direct the regulatory approval process and intellectual property strategy related to the product. Any services provided to us by Mayne Pharma in this regard will be provided at Mayne Pharma’s expense (other than third party costs agreed to by us and Mayne Pharma), and such services will be subject to our prior approval.

On June 24, 2014 and again on May 15, 2015, we and Mayne Pharma, along with Nicholas J. Virca, our President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., our former Executive Chairman, and Hedgepath, LLC consummated a series of related transactions to fulfill certain conditions of the original Supply and License Agreement and Amended and Restated Supply and License Agreements, respectively. In connection therewith, we and Mayne Pharma entered into the Second Amended and Restated Supply and License Agreement. On November 22, 2016, we entered into Amendment No. 1 to Second Amended and Restated Supply and License Agreement with Mayne Pharma. Such amendment extended the date on which we must achieve regulatory approval in the U.S. to commercialize SUBA-Itraconazole to December 31, 2018 from June 30, 2017.

Amendment No. 2 to the Second Amended and Restated Supply and License Agreement

On January 10, 2018, we and Mayne Pharma entered into Amendment No. 2 to Second Amended and Restated Supply and License Agreement to eliminate Mayne Pharma’s right to terminate the Supply and License Agreement if we fail to secure NDA approval for a SUBA-Itraconazole-based treatment for cancer by December 31, 2018 and replace such right with provisions that grant to Mayne Pharma a 60-day right (exercisable only on a Target Failure) to elect to assume all responsibility and control for clinical, regulatory and commercial activities for SUBA BCCNS by way of an exclusive license from us and full access solely to the Company’s SUBA BCCNS clinical data and our itraconazole intellectual property solely for the field of the treatment of Basal Cell Carcinoma Nevus Syndrome.

Mayne Pharma’s election to trigger the Mayne BCCNS Assumption Right shall not terminate the Supply and License Agreement or impact our ability to pursue other product development opportunities under and in accordance with the terms of the Supply and License Agreement.

The Company BCCNS License includes: (i) a cash royalty to us from Mayne Pharma on all net sales of SUBA BCCNS in the United States, (ii) the forfeiture by Mayne Pharma under the Sublicense Agreement of (x) royalties from us with respect to SUBA BCCNS sales and (y) a portion of the milestone payments due by us to Mayne Pharma under the Sublicense Agreement and (iii) indemnification of us by Mayne Pharma for any claims incurred by us arising out of Mayne Pharma’s SUBA BCCNS activities following the exercise of the Mayne BCCNS Assumption Right.

The term “Target Failure” means if: (i) the FDA has not accepted for filing our NDA for SUBA BCCNS by December 31, 2018, provided that such date shall be automatically extended in the event that such NDA is filed with FDA during December 2018 to a date which is 30 days from the date of such filing or (ii) the commercial launch of SUBA BCCNS is not achieved by June 30, 2020. The SLA Amendment also amends corresponding provisions of that certain Sublicense Agreement, dated September 2, 2015, between an affiliate of Mayne Pharma, and us, in order to conform to the business terms agreed to in the SLA Amendment.

Securities Purchase Agreements with Mayne Pharma

On May 25, 2016, we closed our “best efforts/no minimum” private placement offering to accredited investors (or the Offering) of the units (each, a Unit) at a price of $0.10 per Unit, with each Unit consisting of: (i) one (1) share of our common stock, and (ii) a five-year warrant to purchase one (1) share of common stock at an exercise price of $0.12 per share (each, a Warrant). In connection with the Offering, and pursuant to an existing right of our license and manufacturing partner and now majority stockholder Mayne Pharma to purchase its pro rata share, on a fully-diluted basis, of new securities, we entered into a definitive Securities Purchase Agreement (or the SPA) (in substantially the same form as the SPA executed by other investors in the Offering) with Mayne Pharma, and in connection therewith issued an aggregate of 27,885,000 Units to Mayne Pharma, consisting of an aggregate of 27,885,000 shares of common stock and a Warrant to purchase up to an aggregate of 27,885,000 shares of common stock, for aggregate gross proceeds to us of $2,788,500.

In connection with the Offering, we engaged certain FINRA-member agents to help it secure investors for the Offering (or the Finders Arrangements). Such agents secured investors for an aggregate of $582,500 for the Offering and received commissions equal to an aggregate of $46,600 in cash and warrants (in substantially the form of the Warrants) to purchase 466,000 shares of common stock. Pursuant to the Mayne Right of First Refusal, we issued and sold to Mayne Pharma a warrant to purchase 479,236 shares of common stock for a purchase price of $47,924 (or the Mayne Finders Warrant), which constituted Mayne’s pro rata share, on a fully-diluted basis, of all warrants issued in connection with the Finders Arrangements, inclusive of the Mayne Finders Warrant. For ease of administration, the 479,236 shares of common stock underlying the Mayne Finders Warrant were added to the Mayne Offering Warrant, resulting in the issuance to Mayne of a single Warrant to purchase 28,364,236 shares of common stock.

Series B Preferred Stock Purchase Agreement

On January 8, 2018, we entered into a definitive securities purchase agreement (or the Purchase Agreement) with Mayne Pharma, pursuant to which Mayne Pharma agreed to purchase from us, and we agreed to issue to Mayne Pharma (over three closings as described further below, each a “Closing”):

(i)	up to 7,246,377 shares of our Series B Convertible Preferred Stock (or the Series B Preferred Stock – for a description of the Series B Preferred Stock, please see our Certificate of Designation of Series B Preferred Stock of the Company, dated January 8, 2018) at $0.69 per share of Series B Preferred Stock (with each share of Series B Preferred Stock being convertible into three (3) shares of our common stock for an effective price per share of common stock of $0.23), for potential gross proceeds of $5,000,000;

(ii)	Series A warrants (or the Series A Warrants) to purchase up to an aggregate 5,434,783 shares of common stock, with a two-year term from the date of issuance and an exercise price per share of $0.23; and

(iii)	Series B warrants (or the Series B Warrants) to purchase up to an aggregate of 5,434,783 shares of common stock, with a five-year term from the date of issuance and an exercise price per share of $0.275 (which we refer to together with the Series A Warrants as, the Warrants).

The transactions contemplated by the Purchase Agreement are referred to herein as the “Financing.” The Financing contemplates three Closings, as follows:

(i)	$2.4 million was funded at an initial closing of the Financing that occurred on January 10, 2018 (the “Initial Closing”);

(ii)	$1.6 million shall be funded on or before July 1, 2018 (or the Second Closing); and

(iii)	$1.0 million may be funded on or before December 31, 2018 (or the Third Closing).

There are no operational milestones for us associated with Mayne Pharma’s obligation to purchase the shares of Series B Preferred Stock and Warrants at the Second Closing, which shall only be subject to customary closing conditions.

The funding of the Third Closing shall be conditioned upon the acceptance of filing by the FDA of our NDA for SUBA BCCNS, provided that such date shall be automatically extended in the event that such NDA is filed with the FDA during December 2018 to a date which is 30 days from the date of such filing.

Under the Purchase Agreement, we have agreed to use the proceeds from the Financing solely for purposes of funding the continued development of SUBA BCCNS and for general corporate purposes; provided, however, that we may use the proceeds from the Third Closing (in a manner consistent with the Supply and License Agreement) for the development of other SUBA-Itraconazole treatments for cancer and for general operating purposes. In addition, the Purchase Agreement provides for additional limitations on the use of proceeds from the Financing including, without limitation, that we shall not use the proceeds from any Closing for: (i) the satisfaction of any portion of our indebtedness (other than payment of trade payables in the ordinary course of our business and prior practices) or (ii) the redemption of any common stock or other of our securities.

In addition, under the Purchase Agreement, we agreed that for the period from the date of the Initial Closing through December 31, 2018 (or the Market Standoff Period), we will not undertake external financing (which shall specifically exclude exercise of existing options and warrants) without the approval of Mayne Pharma, such approval not to be unreasonably withheld, conditioned or delayed, and giving due consideration to the fiduciary duties and business judgment of our Board of Directors; provided, however, that if, during the Market Standoff Period, any of our existing warrants or options are exercised, the proceeds of such exercises may, in the discretion of our Board of Directors, be used for preliminary work on SUBA-Itraconazole cancer indications other than SUBA BCCNS, in each case in accordance with the Supply and License Agreement.

Under the Purchase Agreement, Mayne Pharma has been afforded certain demand and “piggyback” rights to cause us to register the shares of common stock underlying the Series B Preferred Stock and the Warrants for public resale; provided, however, that such rights shall only become effective and exercisable from and after the termination of the Supply and License Agreement.

The negotiations with Mayne Pharma and preparation of related transaction documentation associated with Financing and amendment to the Supply and License Agreement was undertaken on behalf of the Company by a special committee of disinterested, independent members of the Company’s Board of Directors.

The Warrants are divided equally between the Series A Warrants and the Series B Warrants (i.e., with each being exercisable for an aggregate of 5,434,783 shares of common stock if all Closings occur), which represents fifty percent (50%) warrant coverage on the shares of common stock underlying the Series B Preferred Stock. The Warrants will be issued, pro rata in relation to the total investment in the Series B Preferred Stock, at each Closing. The Warrants are substantially identical in form, except that: (i) the exercise price per share of the Series A Warrants shall be $0.23 per share and the exercise price per share of the Series B Warrants shall be $0.275 per share (which we refer to collectively as the Warrant Exercise Price) and (ii) The Series A Warrants shall have a term of two (2) years from the date of issuance and the Series B Warrants shall have term of five (5) years from the date of issuance. The Warrant Exercise Price shall be subject to customary stock-based, but not price-based, anti-dilution protection. The Warrants will not be eligible for “cashless” exercise.

Mayne Pharma owned approximately 53.6% of our equity securities on a fully-diluted basis and beneficially owned 58.0% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock) as of the date of this filing.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2017 and 2016 totaled $70,000 and $86,000, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services were $1,750 and $21,250 related to our S-1 filings for the years ended December 31, 2017 and 2016, respectively

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2017 and 2016 totaled $6,300 and $9,900, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock (5)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (6)

3.4	Second Amended and Restated Bylaws of the Company (2)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation (9)

3.6	Certificate of Designation of Series B Preferred Stock of the Company, dated January 8, 2018 (13)

3.7	Certificate of Correction to the Certificate of Designation of Series B Preferred Stock of the Company, dated January 10, 2018 (13)

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (3)

4.2	Form of Warrant issued in the 2016 Private Placement (10)

4.3	Form of Warrant issued in the January 2018 Series B Preferred Stock Financing (13)

10.1	Amended and Restated Equity Holders Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (7)+

10.2	Amendment No. 1 to Amended and Restated Equity Holders Agreement, dated December 17, 2015, Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC., Nicholas J. Virca and Frank O’Donnell (11)

10.3	Employment Agreement, dated June 24, 2014, between the Company and Nicholas J. Virca (3)+

10.4	First Amendment to Employment Agreement, dated May 15, 2015, between the Company and Nicholas J. Virca (7)

10.5	Second Amendment to Employment Agreement, dated February 16, 2017, between the Company and Nicholas J. Virca (14)

10.6	Second Amended and Restated Supply and License Agreement, dated May 15, 2015, by and among the Company and Mayne Pharma. (7)+

10.7	Amendment No. 1 to Second Amended and Restated Supply and License Agreement, dated November 22, 2016, by and among the Company and Mayne Pharma (14)

10.8	Amendment No. 2 to Second Amended and Restated Supply and License Agreement and Amendment No. 1 to Sublicense Agreement, dated January 10, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (13)+

10.9	Employment Agreement, dated September 4, 2014, between the Company and Garrison J. Hasara (4)

10.10	First Amendment to Employment Agreement, dated February 16, 2017, between the Company and Garrison J. Hasara (14)

10.11	Securities Purchase Agreement, dated May 15, 2015, by and between the Company and Mayne Pharma Ventures Pty Ltd. (7)

10.12	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc. (7)+

10.13	Sublicense Agreement, entered into effective as of September 2, 2015, by and between Mayne Pharma International Pty Ltd and the Company. (8)+

10.14	Form of Securities Purchase Agreement issued in the 2016 Private Placement (10)

10.15	Securities Purchase Agreement, dated January 8, 2018, between the Company and Mayne Pharma (13)

14	Code of Ethical Conduct (12)

23.1	Consent of Cherry Bekaert LLP *

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
(1)	Previously filed with Form 8-K, dated August 16, 2013.
(2)	Previously filed with Form 8-K, dated May 21, 2015.
(3)	Previously filed with Form 8-K, dated June 30, 2014.
(4)	Previously filed with Form 8-K, dated September 9, 2014.
(5)	Previously filed with Form 8-K, dated September 10, 2013.
(6)	Previously filed with Form S-1/A on July 22, 2015.
(7)	Previously filed with Form 10-Q on August 14, 2015.
(8)	Previously filed with Form 8-K, dated September 9, 2015.
(9)	Previously filed with Form 8-K, dated May 26, 2016.
(10)	Previously filed with Form 8-K, dated April 15, 2016.
(11)	Previously filed with Form 8-K, dated December 22, 2016.
(12)	Previously filed with Form 10-K on February 13, 2015
(13)	Previously filed with Form 8-K, dated January 11, 2018.
(14)	Previously filed with Form 10-K on February 17, 2017.

Item 16.	Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

HEDGEPATH PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HedgePath Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HedgePath Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditors since 2013.

Tampa, Florida

February 16, 2018

HEDGEPATH PHARMACEUTICALS, INC.

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$344,113	$6,885,422
Prepaid expenses	61,655	61,097
Deposit	250,000	250,000

Total current assets	655,768	7,196,519

Other long-term assets	112,284	141,576

Total assets	$768,052	$7,338,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534,956	$297,826
Other liabilities	66,533	10,307

Total current liabilities	601,489	308,133

Total liabilities	601,489	308,133

Commitments and contingencies	—	—

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Undesignated Preferred Stock, $0.0001 par value; 9,500,000 shares authorized; no shares issued or outstanding (Note 11)	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 369,599,266 and 353,447,172 shares issued and outstanding in 2017 and 2016, respectively	36,960	35,345
Additional paid-in capital	48,403,523	50,167,372
Accumulated deficit	(48,273,920)	(43,172,755)

Total stockholders’ equity	166,563	7,029,962

Total liabilities and stockholders’ equity	$768,052	$7,338,095

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,
	2017	2016
Revenues:	$—	$—

Total revenues	—	—

Expenses:
Research and development	2,227,589	2,641,507
General and administrative	2,891,442	4,380,695

Total expenses	5,119,031	7,022,202

Loss from operations	(5,119,031)	(7,022,202)
Interest income	17,866	21,985

Net loss	$(5,101,165)	$(7,000,217)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	366,622,107	288,752,723

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2016	245,353,270	$24,535	$36,571,982	$(36,172,538)	$423,979

Sale of common stock and common stock warrants	27,115,000	2,712	2,662,188	—	2,664,900
Sale of common stock and common stock warrants, related party	27,885,000	2,788	2,785,712	—	2,788,500
Sale of warrants for cash to related party	—	—	47,924	—	47,924
Issuance of common stock upon warrant exercise	4,650,000	465	557,535	—	558,000
Issuance of common stock upon warrant exercise, related party	48,443,902	4,845	3,978,356	—	3,983,201
Stock-based compensation	—	—	3,563,675		3,563,675
Net loss	—	—	—	(7,000,217)	(7,000,217)

Balances, December 31, 2016	353,447,172	$35,345	$50,167,372	$(43,172,755)	$7,029,962
Issuance of common stock upon warrant exercise	412,500	41	49,459	—	49,500
Issuance of common stock in payment of vested restricted stock units, net	15,739,594	1,574	(3,679,301)	—	(3,677,727)
Stock-based compensation	—	—	1,865,993	—	1,865,993
Net loss	—	—	—	(5,101,165)	(5,101,165)

Balances, December 31, 2017	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss	$(5,101,165)	$(7,000,217)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	1,865,993	3,563,675
Changes in assets and liabilities:
Prepaid expenses and other assets	28,734	(168,259)
Accounts payable and other current liabilities	293,356	(153,747)

Net cash flows used in operating activities	(2,913,082)	(3,758,548)

Financing activities:
Proceeds from sale of common stock and common stock warrants	—	2,664,900
Proceeds from sale of common stock and common stock warrants, related party	—	2,836,424
Proceeds from exercise of common stock warrants	49,500	558,000
Proceeds from exercise of common stock warrants, related party	—	3,983,201
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units (Note 8)	(3,677,727)	—

Net cash flows (used in) from financing activities	(3,628,227)	10,042,525

Net (decrease) increase in cash and cash equivalents	(6,541,309)	6,283,977
Cash and cash equivalents at beginning of year	6,885,422	601,445

Cash and cash equivalents at end of year	$344,113	$6,885,422

Supplemental disclosure of non-cash financing activities:
Fair value of shares withheld with net settlement transaction (Note 8)	$3,677,727	$—

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Nature of the Business

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s preliminary focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) for which the Company has begun dosing its Phase 2(b) clinical trial. The Company’s proposed therapy is based upon the use of SUBA-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. The Company believes that the dosing of oral capsules of this formulation can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (the “FDA”) for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

Second Amended and Restated Supply and License Agreement

Pursuant to the Company’s Supply and License Agreement with Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) which was originally entered into on September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, most recently amended on November 22, 2016 and January 10, 2018, Mayne Pharma is obligated to: (i) supply the Company with its patented formulation of SUBA-Itraconazole in a particular dose formulation for the treatment of human patients with cancer via oral administration (with the initial areas of investigation being prostate, lung and skin cancer) in the United States, (ii) provide the Company with an exclusive license to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer via oral administration in the United States and (iii) participate in a joint development committee (the “JDC”) with the Company to clinically develop SUBA-Itraconazole for the treatment of cancer in the United States. Mayne Pharma will also provide certain services (in accordance with the development plan and budget for the Company’s product) including to direct clinical programming (subject to the oversight and approval by the JDC and, in certain circumstances, the Board of Directors), and to direct the regulatory approval process and intellectual property strategy related to the product. Any services provided to the Company by Mayne Pharma in this regard will be provided at Mayne Pharma’s expense (other than third party costs agreed to by the Company and Mayne Pharma), and such services will be subject to the Company’s prior approval.

On June 24, 2014 and again on May 15, 2015, the Company and Mayne Pharma, along with Nicholas J. Virca, President and Chief Executive Officer, Frank E. O’Donnell, Jr., M.D., former Executive Chairman, and Hedgepath, LLC consummated a series of related transactions to fulfill certain conditions of the original Supply and License Agreement and Amended and Restated Supply and License Agreements, respectively. In connection therewith, the Company and Mayne Pharma entered into the Second Amended and Restated Supply and License Agreement. On November 22, 2016, the Company entered into Amendment No. 1 to the Second Amended and Restated Supply and License Agreement (the “Amendment”) with Mayne Pharma. The Amendment, which amends that certain Second Amended and Restated Supply and License Agreement, dated May 15, 2015, extends the date on which the Company must achieve regulatory approval in the U.S. to commercialize SUBA-Itraconazole to December 31, 2018 from June 30, 2017. A second amendment to the Second Amended and Restated Supply and License Agreement was entered into on January 10, 2018 and is further discussed in Note 11 below.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	Corporate overview (continued):

Mayne Pharma Sublicense Agreement

On September 2, 2015, the Company entered into a sublicense agreement with Mayne Pharma. Pursuant to the Agreement, Mayne Pharma sublicensed to the Company the exclusive U.S. rights to two additional patents regarding the use of Itraconazole for treatment of cancer, namely US patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and US patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014. Mayne Pharma is the sublicensee of the patents from Accelas Holdings, a British Virgin Islands company, who in turn is the licensee from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration. The Company paid a one-time license fee of $75,000 to Mayne Pharma upon entering into the sublicense agreement. See Note 11 for changes made subsequent to December 31, 2017.

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

In connection with the Offering, the Company engaged certain FINRA-member agents to help it secure investors for the Offering (the “Finders Arrangements”). Such agents secured investors for an aggregate of $582,500 for the Offering and received commissions equal to an aggregate of $46,600 in cash and warrants (in substantially the form of the Warrants) to purchase 466,000 shares of Common Stock. Pursuant to the Mayne Right of First Refusal, the Company issued and sold to Mayne a warrant to purchase 479,236 shares of Common Stock for a purchase price of $47,924 (the “Mayne Finders Warrant”), which constituted Mayne’s pro rata share, on a fully-diluted basis, of all warrants issued in connection with the Finders Arrangements, inclusive of the Mayne Finders Warrant. For ease of administration, the warrant to purchase 479,236 shares of Common Stock underlying the Mayne Finders Warrant were added to the Mayne Offering Warrant, resulting in the issuance to Mayne of a single Warrant to purchase 28,364,236 shares of Common Stock.

See Note 8 regarding Mayne common stock warrant exercises during the year ended December 31, 2016 and Note 11 regarding the Series B Preferred Stock Agreement with Mayne Pharma entered into in January 2018.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

2.	Liquidity and management’s plans:

At December 31, 2017, the Company had approximately $0.3 million in cash and cash equivalents. However, in January 2018, as discussed in Note 11, the Company entered into a definitive securities purchase agreement with Mayne Pharma which guarantees at least $4.0 million in funding during 2018. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the first quarter of 2019. This estimation assumes the Company does not accelerate the development of the existing product candidate, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

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

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s financial statements.

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

YEARS ENDED DECEMBER 31, 2017 AND 2016

3.	Summary of Significant Accounting Policies (continued):

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2017, the Company had approximately $40,000 in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 7 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2017 or 2016.

4.	Prepaid Expenses:

At December 31, 2017, prepaid expenses of $61,655 consisted primarily of approximately $42,000 of directors and officers insurance and clinical trial insurance and $20,000 in market exchange fees. At December 31, 2016, prepaid expenses of $61,097 consisted primarily of approximately $41,000 in prepaid directors and officers insurance and clinical trial insurance and $20,000 in market exchange fees.

5.	Other Long-term Assets:

At December 31, 2017 and December 31, 2016, other long-term assets consisted of $112,284 and $141,576, respectively, of prepaid directors and officers insurance associated with a six-year tail policy purchased during 2016.

6.	Other Liabilities:

At December 31, 2017, other liabilities of $66,533 consisted of accrued payroll of approximately $12,000 and accrued legal fees of approximately $55,000. At December 31, 2016, other liabilities of $10,307 consisted entirely of accrued payroll expenses.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

7.	Income Taxes:

The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2017	2016
Income taxes benefit computed at statutory rate	$(1,734,396)	$(2,380,073)
State income tax benefit, net	(176,082)	(241,633)
Change in effective tax rate	2,701,758	—
Other	(369,400)	74,355
Change in valuation allowance	(421,880)	2,547,351

Total	$—	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2017	2016
In-process research and development	$736,325	$996,154
Net operating loss carry forward	4,759,727	2,995,024
R&D credit	211,461	142,721
Share-based compensation	9,424	2,010,742
Other	5,825	—

	5,722,762	6,144,641

Less: valuation allowance	(5,722,762)	(6,144,641)

Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2017 and 2016, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

The Company has a federal net operating loss (“NOLs”) of approximately $18.9 million as of December 31, 2017. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $18.9 million as of December 31, 2017. The loss carryforwards begin to expire in 2018.

8.	Stockholders’ Equity:

Employee Stock Plans

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. There are no options outstanding under this plan.

On July 18, 2014, the EIP was adopted by the Company’s Board of Directors. On September 30, 2014, the EIP was approved by the majority of stockholders. The 2014 EIP authorizes the issuance of up to 32,583,475 shares of the Company’s common stock. In July 2014, 15,041,738 restricted stock units (“RSUs”) were granted to the Company’s Chief Executive Officer, Nicholas J. Virca, and were to vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a New Drug Application (“NDA”) by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Virca is actively employed by the Company on the earlier of such date. An additional 1.5 million RSUs were issued to various Board members and officers with the same vesting schedule. In August 2014, 7,000,000 RSUs were issued to the Company’s Chief Financial Officer, Garrison J. Hasara. Of those RSUs, 50% were to vest upon the earlier to occur of (i) September 3, 2016 or (ii) the acceptance by the FDA of a NDA by the Company for any Company product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology, provided that Mr. Hasara is actively employed by the Company on the earlier of such date. Mr. Hasara’s balance of RSUs were to vest September 3, 2017. As discussed below, all RSU’s mentioned above vested in November 2016 upon a change in control.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

8.	Stockholders’ Equity (continued):

In August 2015, the Company issued a total of 2,350,000 RSUs to various members the Board of Directors and management of the Company. Of this amount, the 750,000 RSUs issued to management were to vest over three years. The 1,600,000 issued to Board members were to vest the earlier of September 5, 2017 and FDA approval of an NDA for any product candidate with a cancer indication utilizing the Company’s licensed SUBA-itraconazole technology. There were 125,000 outstanding RSUs at December 31, 2017, all of which were issued in May 2017 to recently added Board members. All of the outstanding RSUs at December 31, 2017 vested on January 1, 2018. These RSUs were issued pursuant to the Plan.

On July 1, 2016, the three independent members of the Board of Directors and the Secretary received a total grant of 650,000 RSUs and 650,000 common stock options with an exercise price of $0.24 per share. Stock option activity for the year ended December 31, 2016 and 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2016	—	n/a	n/a

Granted to Directors and Officers in 2016	650,000	$0.24
Exercised	—	—
Forfeitures	—	—

Outstanding at December 31, 2016	650,000	$0.24	$97,500

No activity in 2017	—	—

Outstanding at December 31, 2017	650,000	$0.24	$6,500

In November 2016, pursuant to the change in control provision in the EIP, all then outstanding RSUs and stock options vested when Mayne Pharma exercised Common Stock warrants and exceeded 50% ownership the of outstanding Common Stock. The RSU shares were issued on March 8, 2017, net of 10,802,144 shares of Common Stock which were withheld from issuance representing estimated income taxes due from the vested RSUs. No stock options have been exercised as of December 31, 2017.

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $1,865,993 and $3,563,675 in stock-based compensation expense related to Restricted Stock Units and stock options for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was no unamortized stock-based compensation.

Common Stock Issuances

See Note 1 for discussion of Common Stock issued in conjunction with the Mayne Pharma Purchase Agreement and the May 2016 Financing.

Preferred Stock Issuances

See Note 11 for discussion of Preferred stock issued to Mayne Pharma subsequent to December 31, 2017.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

8.	Stockholders’ Equity (continued):

Warrants

See Note 1 for discussion of warrants issued in conjunction with the Mayne Pharma Purchase Agreement and the May 2016 Financing. See Note 11 for discussion of the warrants in connection with the Series B Preferred Stock Purchase Agreement.

Details of the 2016 and 2017 warrant exercises can be found in the chart below:

Year	Warrant Holder	# of Warrants	Exercise Price	Total Proceeds
2016	Mayne	10,250,569	$0.0878	$900,000
2016	Mayne	33,333,333	$0.075	2,500,001
2016	Mayne	4,860,000	$0.12	583,200

	Total Mayne exercises	48,443,902		3,983,201
2016	May 2016 Financing Finders	150,000	$0.12	18,000
2016	May 2016 Financing Investors	4,500,000	$0.12	540,000

	Total common stock warrant exercises for the twelve months ended December 31, 2016	53,093,902		$4,541,201

2017	May 2016 Financing Investors	412,500	$0.12	$49,500

	Total common stock warrant exercises for the twelve months ended December 31, 2017	412,500		$49,500

There were 56,273,305 outstanding common stock warrants at December 31, 2017 with a weighted average exercise price of $0.11 and a weighted average remaining life of 3.0 years.

9.	Related party transactions:

The Company has significant contractual agreements with majority stockholder Mayne Pharma as discussed in Note 1 and Note 11. There were no amounts due to or from Mayne Pharma at December 31, 2017, other than the amount due in 2018 to the Company from Mayne Pharma under the Series B Preferred Stock Purchase Agreement as discussed in Note 11.

10.	Legal Proceedings:

The Company is currently not subject to any material legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

11.	Subsequent Events:

Series B Preferred Stock Purchase Agreement

On January 8, 2018, the Company entered into a definitive securities purchase agreement (the “Purchase Agreement”) with Mayne Pharma, pursuant to which Mayne Pharma agreed to purchase from the Company, and the Company agreed to issue to Mayne Pharma (over three closings as described further below, each a “Closing”):

(i)	up to 7,246,377 shares of the Company’s newly designed Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at $0.69 per share of Series B Preferred Stock (with each share of Series B Preferred Stock being convertible into three (3) shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for an effective price per share of Common Stock of $0.23), for potential gross proceeds of $5,000,000;

(ii)	Series A warrants (the “Series A Warrants”) to purchase up to an aggregate 5,434,783 shares of Common Stock, with a two-year term from the date of issuance and an exercise price per share of $0.23; and

(iii)	Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 5,434,783 shares of Common Stock, with a five-year term from the date of issuance and an exercise price per share of $0.275 (the “Series B Warrants”, and together with the Series A Warrants, the “Warrants”).

The transactions contemplated by the Purchase Agreement are referred to herein as the “Financing.” The Financing contemplates three closings (each, a “Closing”), as follows:

(i)	$2.4 million was funded at an initial closing of the Financing that occurred on January 10, 2018 (the “Initial Closing”);

(ii)	$1.6 million shall be funded on or before July 1, 2018 (the “Second Closing”); and

(iii)	$1.0 million may be funded on or before December 31, 2018 (the “Third Closing”).

There are no operational milestones of the Company associated with Mayne Pharma’s obligation to purchase the shares of Series B Preferred Stock and Warrants at the Second Closing, which shall only be subject to customary closing conditions.

The funding of the Third Closing shall be conditioned upon the acceptance of filing by the U.S. Food and Drug Administration (the “FDA”) of the Company’s New Drug Application (“NDA”) for SUBA-Itraconazole for the treatment of Basal Cell Carcinoma Nevus Syndrome (“SUBA BCCNS”), provided that such date shall be automatically extended in the event that such NDA is filed with the FDA during December 2018 to a date which is 30 days from the date of such filing.

In addition, as part of the Financing, the Company and Mayne Pharma agreed to amend certain provisions of the Second Amended and Restated Supply and License Agreement, dated as of May 15, 2016, between the Company and Mayne Pharma, as amended by that Amendment No. 1 thereto, effective as of November 22, 2016 (collectively, the “Supply and License Agreement”), most notably to eliminate the provision that would have allowed Mayne Pharma to terminate the Supply and License Agreement in the event that the Company had not received an NDA approval for a product covered by the Supply and License Agreement by October 31, 2018.

Under the Purchase Agreement, the Company has agreed to use the proceeds from the Financing solely for purposes of funding the continued development of SUBA BCCNS and for general corporate purposes; provided, however, that the Company may use the proceeds from the Third Closing (in a manner consistent with the Supply and License Agreement) for the development of other SUBA-Itraconazole treatments for cancer and for general operating purposes of the Company. In addition, the Purchase Agreement provides for additional limitations on the use of proceeds from the Financing including, without limitation, that the Company shall not use the proceeds from any Closing for: (i) the satisfaction of any portion of the Company’s indebtedness (other than payment of trade payables in the ordinary course of the Company’s business and prior practices) or (ii) the redemption of any Common Stock or other Company securities.

In addition, under the Purchase Agreement, the Company agreed that for the period from the date of the Initial Closing through December 31, 2018 (the “Market Standoff Period”), the Company will not undertake external financing (which shall specifically exclude exercise of existing options and warrants) without the approval of Mayne Pharma, such approval not to be unreasonably withheld, conditioned or delayed, and giving due consideration to the fiduciary duties and business judgment of the Company’s Board of Directors; provided, however, that if, during the Market Standoff Period, any existing warrants or options of the Company are exercised, the proceeds of such exercises may, in the discretion of the Company’s Board of Directors, be used for preliminary work on SUBA-Itraconazole cancer indications other than SUBA BCCNS, in each case in accordance with the Supply and License Agreement.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

11.	Subsequent Events - Series B Preferred Stock Purchase Agreement (continued):

Under the Purchase Agreement, Mayne Pharma has been afforded certain demand and “piggyback” rights to cause the Company to register the shares of Common Stock underlying the Series B Preferred Stock and the Warrants for public resale; provided, however, that such rights shall only become effective and exercisable from and after the termination of the Supply and License Agreement.

The negotiations with Mayne Pharma and preparation of related transaction documentation associated with Financing and amendment to the Supply and License Agreement was undertaken on behalf of the Company by a special committee of disinterested, independent members of the Company’s Board of Directors.

Terms of the Series B Preferred Stock

The Series B Preferred Stock carries the following provisions:

Price Per Share. The purchase price for each share of Series B Preferred Stock is $0.69 (which is equal to three times (3x) the Conversion Price (as defined below)) (the “Per Share Price”). An applicable number of shares of Series B Preferred Stock will be issued at each Closing based on the Per Share Price.

Dividends. The shares of Series B Preferred Stock will accrue dividends at a rate of 5% of the Per Share Price per annum per share. Dividends will be paid semi-annually as of June 30 (with a payment date of July 15) and December 31 (with a payment date of January 15) each year. The Company shall have the option in its discretion to pay dividends in cash or shares of Common Stock. If the Company elects to pay dividends in shares of Common Stock, the number of shares to be paid being calculated by dividing (i) the principal value of the dividend to be paid by (ii) the 6-month volume-weighted average price of the Common Stock prior to the measurement date (being 31 December, or 30 June) of the applicable year.

Voluntary and Mandatory Conversion. The shares of Series B Preferred Stock shares will be convertible as provided for below into an aggregate of 21,739,131 shares of Common Stock (assuming all three Closings occur) based on a conversion price per share of $0.23 (the “Conversion Price”). Each share of Series B Preferred Stock shall be convertible into three (3) shares of Common Stock at any time at the election of Mayne Pharma at a price per share equal to the Conversion Price. The Conversion Price shall be subject to customary stock-based, but not price-based, anti-dilution protection. Each share of Series B Preferred Stock shall automatically convert into three (3) shares of Common Stock based on the Conversion Price upon the approval by the FDA of an NDA for any SUBA-based therapeutic under the Supply and License Agreement (including SUBA BCCNS).

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, Mayne Pharma (with respect to its holdings of Series B Preferred Stock only) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment will be made to the holders of all other capital stock of the Company (including the Common Stock) an amount per share of Series B Preferred Stock equal to the Per Share Price plus any dividends accrued but unpaid thereon.

Seniority. So long as the shares of Series B Preferred Stock are outstanding, the Company shall not, without the prior written approval of from the holders of a majority of the then outstanding shares of Series B Preferred Stock: (i) establish any security nor incur any secured or unsecured indebtedness (other than trade debt in the ordinary course of business) or (ii) establish and security that is pari passu or senior (or reclassify any junior security so as to make it pari passu or senior) in liquidation preference or senior to the Series B Preferred Stock.

Voting. With respect to its shares of Series B Preferred Stock, Mayne Pharma shall be entitled to vote together with the holders of Common Stock as a single class the number of votes Mayne Pharma would have if the Series B Preferred Stock were converted into Common Stock.

Redemption. On or after the five (5) year anniversary of the Initial Closing, Mayne Pharma shall have the right to cause the Company to redeem all (but not less than all) of the outstanding shares of Series B Preferred Stock for a price per share equal to the Per Share Price plus any accrued but unpaid dividends on such shares.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

11.	Subsequent Events - Series B Preferred Stock Purchase Agreement (continued):

Terms of the Warrants

The Warrants are divided equally between the Series A Warrants and the Series B Warrants (i.e., with each being exercisable for an aggregate of 5,434,783 shares of Common Stock if all Closings occur), which represents fifty percent (50%) warrant coverage on the shares of Common Stock underlying the Series B Preferred Stock. The Warrants will be issued, pro rata in relation to the total investment in the Series B Preferred Stock, at each Closing.

The Warrants are substantially identical in form, except that: (i) the exercise price per share of the Series A Warrants shall be $0.23 per share and the exercise price per share of the Series B Warrants shall be $0.275 per share (collectively, the “Warrant Exercise Price”) and (ii) The Series A Warrants shall have a term of two (2) years from the date of issuance and the Series B Warrants shall have term of five (5) years from the date of issuance. The Warrant Exercise Price shall be subject to customary stock-based, but not price-based, anti-dilution protection. The Warrants will not be eligible for “cashless” exercise.

Amendment to Supply and License Agreement

In connection with the Initial Closing, on January 10, 2018, the Company and Mayne Pharma entered into an amendment to the Supply and License Agreement (the “SLA Amendment”) to eliminate Mayne Pharma’s right to terminate the Supply and License Agreement if the Company fails to secure NDA approval for a SUBA-Itraconazole-based treatment for cancer by October 31, 2018 and replace such right with provisions that grant to Mayne Pharma a 60-day right (exercisable only on a Target Failure (as defined below)) to elect to assume all responsibility and control for clinical, regulatory and commercial activities for SUBA BCCNS (the “Mayne BCCNS Assumption Right”) by way of an exclusive license from the Company and full access (the “Company BCCNS License”) solely to the Company’s SUBA BCCNS clinical data and the Company’s own itraconazole intellectual property solely for the field of the treatment of Basal Cell Carcinoma Nevus Syndrome.

Mayne Pharma’s election to trigger the Mayne BCCNS Assumption Right shall not terminate the Supply and License Agreement or impact the Company’s ability to pursue other product development opportunities under and in accordance with the terms of the Supply and License Agreement.

The Company BCCNS License includes: (i) a cash royalty to the Company from Mayne Pharma on all net sales of SUBA BCCNS in the United States, (ii) the forfeiture by Mayne Pharma under the Sublicense Agreement (as defined below) of (x) royalties from the Company with respect to SUBA BCCNS sales and (y) a portion of the milestone payments due by the Company to Mayne Pharma under the Sublicense Agreement and (iii) indemnification of the Company by Mayne Pharma for any claims incurred by the Company arising out of Mayne Pharma’s SUBA BCCNS activities following the exercise of the Mayne BCCNS Assumption Right.

The term “Target Failure” means if: (i) the FDA has not accepted for filing the Company’s NDA for SUBA BCCNS by December 31, 2018, provided that such date shall be automatically extended in the event that such NDA is filed with the FDA during December 2018 to a date which is 30 days from the date of such filing or (ii) the commercial launch of SUBA BCCNS is not achieved by June 30, 2020.

The SLA Amendment also amends corresponding provisions of that certain Sublicense Agreement, dated August 31, 2015, between Mayne Pharma International Pty Ltd, an affiliate of Mayne Pharma (“Mayne Pharma International”), and the Company, in order to conform to the business terms agreed to in the SLA Amendment.

The Certificate of Designation of the Series B Preferred Stock (as corrected pursuant to a Certificate of Correction), the Purchase Agreement, the form of Warrants and the SLA Amendment are attached to this Current Report as Exhibits 3.1, 10.1, 4.1 and 10.2, respectively. All descriptions of such documents are qualified in their entirety to the full text of Exhibits 3.1, 3.2, 10.1, 4.1 and 10.2 hereto, which is incorporated herein by reference.

The securities issued at the Initial Closing above have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and sales were made pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D (“Reg. D”) promulgated under the Securities Act because, among other things, Mayne Pharma is an “accredited investor” (as defined under Reg. D) and Mayne Pharma purchased the securities for its own account and not with a view to distributing or reselling the securities in violation of the Securities Act.

Pro Forma Balance Sheet

If the Purchase Agreement had been entered into on December 31, 2017, the Company’s balance sheet would have reflected a cash balance of $2,744,113, total assets of $3,168,052 and total stockholders’ equity of $2,566,563.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: February 16, 2018	By:	/S/ NICHOLAS J. VIRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Garrison J. Hasara
	Name:	Garrison J. Hasara
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ BRENDAN MAGRAB	Chairman and Director	February 16, 2018
Brendan Magrab

/S/ STEFAN J. CROSS	Director	February 16, 2018
Stefan J. Cross

/S/ DR. R. DANA ONO	Director	February 16, 2018
Dr.R. Dana Ono

/S/ ROBERT MARTIN	Director	February 16, 2018
Robert Martin

/S/ W. MARK WATSON, CPA	Director	February 16, 2018
W. Mark Watson, CPA

S-1