Form 10-Q
period 2018-03-31
HedgePath Pharmaceuticals, Inc.
filed 2018-05-01
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2018, there were 369,674,266 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,573,292	$344,113
Prepaid expenses	51,357	61,655
Deposit	250,000	250,000

Total current assets	1,874,649	655,768
Other long term assets	104,961	112,284

Total assets	$1,979,610	$768,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370,090	$534,956
Dividends payable	26,630	—
Other liabilities	44,442	66,533

Total current liabilities	441,162	601,489

Total liabilities	441,162	601,489

Commitments and contingencies (note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 3,478,261 and -0- shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	348	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 369,674,266 and 369,599,266 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	36,967	36,960
Additional paid-in capital	50,972,277	48,403,523
Accumulated deficit	(49,471,144)	(48,273,920)

Total stockholders’ equity	1,538,448	166,563

Total liabilities and stockholders’ equity	$1,979,610	$768,052

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:	$—	$—

Expenses:
Research and development expenses	673,970	818,338
General and administrative	500,846	1,994,734

Total Expenses:	1,174,816	2,813,072

Loss from operations	(1,174,816)	(2,813,072)
Interest income	4,222	11,645

Net loss	$(1,170,594)	$(2,801,427)
Preferred stock dividend	(26,630)	—

Net loss applicable to common stockholders	$(1,197,224)	$(2,801,427)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.01)

Weighted average common stock shares outstanding - basic and diluted	369,615,099	357,644,397

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$—	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563
Sale of Preferred Stock and Common Stock warrants to related party, net (note 1)	3,478,261	348	—	—	2,360,518	—	2,360,866
Stock based compensation	—	—	75,000	7	208,236	—	208,243
Preferred stock dividends						(26,630)	(26,630)
Net loss	—	—	—	—	—	(1,170,594)	(1,170,594)

Balances, March 31, 2018	3,478,261	$348	369,674,266	$36,967	$50,972,277	$(49,471,144)	$1,538,448

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(1,170,594)	$(2,801,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	208,243	1,828,493
Changes in assets and liabilities:
Prepaid expense and other assets	17,621	17,382
Accounts payable and other current liabilities	(186,957)	87,674

Net cash used in operating activities	(1,131,687)	(867,878)

Financing activities:
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units	—	(3,677,727)
Proceeds from the sale of Preferred Stock and Common Stock warrants, related party, net (note 1)	2,360,866	—

Net cash provided by (used in) financing activities	2,360,866	(3,677,727)

Net change in cash and cash equivalents	1,229,179	(4,545,605)
Cash and cash equivalents at beginning of period	344,113	6,885,422

Cash and cash equivalents at end of period	$1,573,292	$2,339,817

	2018	2017
Non-cash financing activities:
Fair value of shares withheld with net settlement transaction	$—	$3,677,727

Accrued, but unpaid dividends	$26,630	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2018, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 16, 2018 (the “2017 Annual Report”). The accompanying condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2017 Annual Report on Form 10-K and our other filings with the SEC.

Nature of the Business and Background

The Company is a clinical stage biopharmaceutical company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s initial product candidate is based upon the use of SUBA™-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which the Company holds an exclusive U.S. license.

The Company’s current focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) (“BCCNS”), for which the Company commenced a Phase 2(b) clinical trial in the third quarter of 2015 and for which the Company announced positive interim data in 2016 and 2017. We continue to interact with the U.S. Food and Drug Administration (“FDA”) regarding the results of our Phase 2(b) trial in order to gain further guidance regarding the filing of the New Drug Application (“NDA”) for SUBA-Itraconazole for the treatment of BCCNS (“SUBA BCCNS”). Representatives of the Company continue to interface with the FDA to review the Phase 2(b) trial data and the requirements necessary for the Company to submit an NDA to FDA for SUBA BCCNS in 2018.

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

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by the Company’s manufacturing partner and majority shareholder Mayne Pharma Ventures Pty Ltd. and its affiliates (“Mayne Pharma”) under a supply and license agreement, originally dated September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, and as further amended on November 22, 2016 and January 10, 2018 (collectively, the “SLA”). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being the Company’s licensor and supply partner, under the SLA and related agreements, Mayne Pharma holds a majority equity stake in the Company and holds important contractual rights with respect to the Company, such as the right to appoint members to the Company’s board of directors, and in particular with respect to SUBA BCCNS, as further explained below.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

1.	Corporate overview (continued):

Series B Preferred Stock Purchase Agreement

On January 8, 2018, the Company entered into a definitive securities purchase agreement (the “Purchase Agreement”) with Mayne Pharma, pursuant to which Mayne Pharma agreed to purchase from the Company, and the Company agreed to issue to Mayne Pharma (over three closings as described further below, each a “Closing”):

(i)	up to 7,246,377 shares of the Company’s newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at $0.69 per share of Series B Preferred Stock (with each share of Series B Preferred Stock being convertible into three (3) shares of the Common Stock for an effective price per share of Common Stock of $0.23), for potential gross proceeds of $5,000,000;

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

The transactions contemplated by the Purchase Agreement are referred to herein as the “Financing.” The Financing contemplates three closings (each, a “Closing”), as follows:

(i)	$2.4 million was funded at an initial closing of the Financing that occurred on January 10, 2018 (the “Initial Closing”) resulting in the issuance of 3,478,261 Preferred Shares and a total of 5,217,392 Warrants

(ii)	$1.6 million shall be funded on or before July 1, 2018 (the “Second Closing”); and

(iii)	$1.0 million may be funded on or before December 31, 2018 (the “Third Closing”)(see below).

There are no operational milestones of the Company associated with Mayne Pharma’s obligation to purchase the shares of Series B Preferred Stock and Warrants at the Second Closing, which shall only be subject to customary closing conditions.

The funding of the Third Closing shall be conditioned upon the acceptance of filing by the FDA of the Company’s NDA for SUBA BCCNS, provided that such date shall be automatically extended in the event that such NDA is filed with the FDA during December 2018 to a date which is 30 days from the date of such filing.

In addition, as part of the Financing, the Company and Mayne Pharma agreed to amend the SLA, most notably to eliminate the provision that would have allowed Mayne Pharma to terminate the SLA in the event that the Company had not received an NDA approval for a product covered by the SLA by October 31, 2018.

Under the Purchase Agreement, the Company has agreed to use the proceeds from the Financing solely for purposes of funding the continued development of SUBA BCCNS and for general corporate purposes; provided, however, that the Company may use the proceeds from the Third Closing (in a manner consistent with the SLA) for the development of other SUBA-Itraconazole treatments for cancer and for general operating purposes of the Company. In addition, the Purchase Agreement provides for additional limitations on the use of proceeds from the Financing including, without limitation, that the Company shall not use the proceeds from any Closing for: (i) the satisfaction of any portion of the Company’s indebtedness (other than payment of trade payables in the ordinary course of the Company’s business and prior practices) or (ii) the redemption of any Common Stock or other Company securities.

In addition, under the Purchase Agreement, the Company agreed that for the period from the date of the Initial Closing through December 31, 2018 (the “Market Standoff Period”), the Company will not undertake external financing (which shall specifically exclude exercise of existing options and warrants) without the approval of Mayne Pharma, such approval not to be unreasonably withheld, conditioned or delayed, and giving due consideration to the fiduciary duties and business judgment of the Company’s Board of Directors; provided, however, that if, during the Market Standoff Period, any existing warrants or options of the Company are exercised, the proceeds of such exercises may, in the discretion of the Company’s Board of Directors, be used for preliminary work on SUBA-Itraconazole cancer indications other than SUBA BCCNS, in each case in accordance with the SLA.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

1.	Corporate overview – Series B Preferred Stock Purchase Agreement (continued):

Under the Purchase Agreement, Mayne Pharma has been afforded certain demand and “piggyback” rights to cause the Company to register the shares of Common Stock underlying the Series B Preferred Stock and the Warrants for public resale; provided, however, that such rights shall only become effective and exercisable from and after the termination of the SLA.

The negotiations with Mayne Pharma and preparation of related transaction documentation associated with Financing and amendment to the SLA was undertaken on behalf of the Company by a special committee of disinterested, independent members of the Company’s Board of Directors.

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

Dividends. The shares of Series B Preferred Stock will accrue dividends at a rate of 5% of the Per Share Price per annum per share. Dividends will be paid semi-annually as of June 30 (with a payment date of July 15) and December 31 (with a payment date of January 15) each year. The Company shall have the option in its discretion to pay dividends in cash or shares of Common Stock. If the Company elects to pay dividends in shares of Common Stock, the number of shares to be paid being calculated by dividing (i) the principal value of the dividend to be paid by (ii) the 6-month volume-weighted average price of the Common Stock prior to the measurement date (being December 31st, or June 30th) of the applicable year.

Voluntary and Mandatory Conversion. The shares of Series B Preferred Stock shares will be convertible as provided for below into an aggregate of 21,739,131 shares of Common Stock (assuming all three Closings occur) based on a conversion price per share of $0.23 (the “Conversion Price”). Each share of Series B Preferred Stock shall be convertible into three (3) shares of Common Stock at any time at the election of Mayne Pharma at a price per share equal to the Conversion Price. The Conversion Price shall be subject to customary stock-based, but not price-based, anti-dilution protection. Each share of Series B Preferred Stock shall automatically convert into three (3) shares of Common Stock based on the Conversion Price upon the approval by the FDA of an NDA for any SUBA-based therapeutic under the SLA (including SUBA BCCNS).

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

Seniority. So long as the shares of Series B Preferred Stock are outstanding, the Company shall not, without the prior written approval of from the holders of a majority of the then outstanding shares of Series B Preferred Stock: (i) establish any security nor incur any secured or unsecured indebtedness (other than trade debt in the ordinary course of business) or (ii) establish any security that is pari passu or senior (or reclassify any junior security so as to make it pari passu or senior) in liquidation preference or senior to the Series B Preferred Stock.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

1.	Corporate Overview – Series B Preferred Stock Purchase Agreement (continued):

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

Amendment to Supply and License Agreement

In connection with the Initial Closing, on January 10, 2018, the Company and Mayne Pharma entered into an amendment to the SLA to eliminate Mayne Pharma’s right to terminate the SLA if the Company fails to secure NDA approval for a SUBA-Itraconazole-based treatment for cancer by October 31, 2018 and replace such right with provisions that grant to Mayne Pharma a 60-day right (exercisable only on a Target Failure (as defined below)) to elect to assume all responsibility and control for clinical, regulatory and commercial activities for SUBA BCCNS (the “Mayne BCCNS Assumption Right”) by way of an exclusive license from the Company and full access (the “Company BCCNS License”) solely to the Company’s SUBA BCCNS clinical data and the Company’s own itraconazole intellectual property solely for the field of the treatment of Basal Cell Carcinoma Nevus Syndrome.

Mayne Pharma’s election to trigger the Mayne BCCNS Assumption Right shall not terminate the SLA or impact the Company’s ability to pursue other product development opportunities under and in accordance with the terms of the SLA.

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

The Company had cash and cash equivalents of approximately $1.6 million as of March 31, 2018. Based on the Company’s current operational plan and budget (including the receipt of $1.6 million due on or before July 1, 2018 from Mayne Pharma required under the Purchase Agreement), the Company expects that it has sufficient cash to manage its business into approximately the second quarter of 2019, although this estimation assumes the Company does not acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. If adequate funds are not available when needed, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company, its viability, its financial condition and its results of operations beyond the second quarter of 2019. In addition, a lack of adequate funds may force the Company to cease operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2018, the Company had approximately $1.3 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

In applying the Black-Scholes options pricing model for options issued in March 2018 (see note 4), the assumptions were as follows: 1) for the options vesting on the grant date – expected price volatility of 113.67%; risk-free interest rate of 2.64%; weighted average expected life of 5 years; and no dividend yield, and 2) for the options vesting on the first anniversary of the grant date - expected price volatility of 116.59%; risk-free interest rate of 2.64%; weighted average expected life of 5.5 years; and no dividend yield.

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

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. This ASUs is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of this revised guidance on its financial statements and determined it had no material impact.

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

4.	Stockholders’ Equity:

Employee Stock Plans

On March 13, 2018, management was awarded 570,000 stock options pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”) with an exercise price of $0.2722 and Black-Scholes value of $0.22 per share that vested on the grant date. Independent Board members were awarded a total of 188,000 stock options pursuant to the Plan with an exercise price of $0.2722 and Black-Scholes value of $0.22 that also vested on the grant date. 75,000 common shares were issued to the former Secretary of the Company for the prior year’s service.

In addition, Board members were awarded approximately 1.1 million stock options pursuant to the Plan with an exercise price of $0.2722 and Black-Scholes value of $0.23 that vest on the first anniversary of the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the March 13, 2018 stock options grants was approximately $0.4 million.

Total stock-based compensation for the three months ended March 31, 2018 was approximately $0.2 million and is primarily related to common stock options issued pursuant to the Plan in March 2018. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. As of March 31, 2018, there were 2,512,000 outstanding common stock options under the Plan of which 1,408,000 were vested. There was approximately $0.2 million in unamortized stock-based compensation at March 31, 2018.

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

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Research and Development Expenses. We recognized approximately $0.7 million in research and development expenses during the three months ended March 31, 2018 compared to approximately $0.8 million for the three months ended March 31, 2017. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The decrease is due primarily to a reduction in stock compensation expense. A change in control in November 2016 resulted in the revaluation of RSUs increasing the expense which carried forward to the three months ended March 31, 2017. Direct trial expenses increased by approximately $0.04 million primarily due to data analysis expense associated with the preparation for an NDA filing.

General and Administrative Expenses. We recognized approximately $0.5 million in general and administrative expenses during the three months ended March 31, 2018 compared to $2.0 million for the three months ended March 31, 2017. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a reduction in stock compensation expense. A change in control in November 2016 resulted in the revaluation of RSUs increasing the expense which carried forward to the three months ended March 31, 2017.

Interest Income. We recognized interest income of $4,222 during the three months ended March 31, 2018 compared to $11,645 for the three months ended March 31, 2017 for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We had approximately $1.6 million cash on hand at March 31, 2018.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, other strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

However, there is a risk that none of these plans will be implemented and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company, our viability, our financial condition and our results of operations beyond the second quarter of 2019. In addition, a lack of adequate funds may force the Company to cease operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) the results of our collaboration with Mayne Pharma, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for completion, and results of, scheduled or additional clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those listed under Item 1A of our 2017 Annual Report and other factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: May 1, 2018	By:	/s/ Nicholas J. Virca
Nicholas J. Virca
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2018	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Chief Financial Officer and Treasurer
(Principal Financial Officer)

S-1