Form 10-Q
period 2018-06-30
HedgePath Pharmaceuticals, Inc.
filed 2018-07-23
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 23, 2018, there were 369,959,064 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$795,757	$344,113
Prepaid expenses	41,058	61,655
Deposit	250,000	250,000

Total current assets	1,086,815	655,768
Other long term assets	97,638	112,284

Total assets	$1,184,453	$768,052

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$326,193	$534,956
Dividends payable	56,548	—
Other liabilities	79,145	66,533

Total current liabilities	461,886	601,489

Total liabilities	461,886	601,489

Commitments and contingencies (note 5)	—	—
Mezzanine equity:
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 3,478,261 and -0- shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,360,866	—

Stockholders’ (deficit) equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 369,774,266 and 369,599,266 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	36,977	36,960
Additional paid-in capital	48,707,702	48,403,523
Accumulated deficit	(50,382,978)	(48,273,920)

Total stockholders’ (deficit) equity	(1,638,299)	166,563

Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$1,184,453	$768,052

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:	$—	$—	$—	$—

Expenses:
Research and development expenses	528,875	440,762	1,202,845	1,259,100
General and administrative	355,531	278,674	856,377	2,273,408

Total Expenses:	884,406	719,436	2,059,222	3,532,508

Loss from operations	(884,406)	(719,436)	(2,059,222)	(3,532,508)
Interest income	2,490	2,995	6,712	14,640

Net loss	$(881,916)	$(716,441)	(2,052,510)	(3,517,868)
Preferred stock dividend	(29,918)	—	(56,548)	—

Net loss applicable to common stockholders	$(911,834)	$(716,441)	(2,109,058)	(3,517,868)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common stock shares outstanding – basic and diluted	369,723,717	369,481,409	369,669,708	363,595,602

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY AND REDEEMABLE PREFERRED STOCK

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Mezzanine Equity Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$—	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563
Sale of Preferred Stock and Common Stock warrants to related party, net (note 1)	3,478,261	2,360,866	—	—	—	—	—
Issuance of common stock upon warrant exercise	—	—	100,000	10	11,990	—	12,000
Stock based compensation	—	—	75,000	7	292,189	—	292,196
Preferred stock dividends						(56,548)	(56,548)
Net loss	—	—	—	—	—	(2,052,510)	(2,052,510)

Balances, June 30, 2018	3,478,261	$2,360,866	369,774,266	$36,977	$48,707,702	$(50,382,978)	$(1,638,299)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(2,052,510)	$(3,517,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	292,196	1,837,869
Changes in assets and liabilities:
Prepaid expense and other assets	35,243	34,765
Accounts payable and other current liabilities	(196,151)	31,446

Net cash used in operating activities	(1,921,222)	(1,613,788)

Financing activities:
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units	—	(3,677,727)
Proceeds from the exercise of common stock warrants	12,000	49,500
Proceeds from the sale of Preferred Stock and Common Stock warrants, related party, net (note 1)	2,360,866	—

Net cash provided by (used in) financing activities	2,372,866	(3,628,227)

Net change in cash and cash equivalents	451,644	(5,242,015)
Cash and cash equivalents at beginning of period	344,113	6,885,422

Cash and cash equivalents at end of period	$795,757	$1,643,407

Non-cash financing activities:	2018	2017
Fair value of shares withheld with net settlement transaction	$—	$3,677,727

Accrued, but unpaid dividends	$56,548	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2018, and for all periods presented, have been made.

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

The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s 2017 Annual Report on Form 10-K and our other filings with the SEC.

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

The Company’s current focus is on the development of therapies for skin, lung and prostate cancers in the U.S. market, with the first indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome) (“BCCNS”), for which the Company commenced an open label, Phase 2(b) clinical trial in the third quarter of 2015. The Company continues to interact with the U.S. Food and Drug Administration (“FDA”) regarding the results of its Phase 2(b) trial in order to gain further guidance regarding the filing of the New Drug Application (“NDA”) for SUBA-Itraconazole for the treatment of BCCNS (“SUBA BCCNS”). In June 2018, the Company announced the FDA granted the Company a face-to-face meeting to discuss the results obtained in the Phase 2(b) clinical trial. The Company believes that this meeting (known as a Type C Meeting, which is scheduled to occur on July 23, 2018), will provide the opportunity for the Company to advocate for and gain further guidance from FDA relating to the anticipated filing by the Company of a New Drug Application (NDA) for SUBA BCCNS later in 2018.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

(ii)	$1.6 million was scheduled to be funded subsequent to June 30, 2018 and was received on July 5, 2018 (the “Second Closing”) resulting in the issuance of 2,318,841 Preferred Shares and a total of 3,478,262 Warrants on July 5, 2018; and

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Redemption. On or after the five (5) year anniversary of the Initial Closing, Mayne Pharma shall have the right to cause the Company to redeem all (but not less than all) of the outstanding shares of Series B Preferred Stock for a price per share equal to the Per Share Price plus any accrued but unpaid dividends on such shares. As such, the proceeds from the sale of the Series B Preferred Stock have been classified as mezzanine equity in the June 30, 2018 condensed balance sheet.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

1.	Corporate Overview – Series B Preferred Stock Purchase Agreement (continued):

Terms of the Warrants

The Warrants are divided equally between the Series A Warrants and the Series B Warrants (i.e., with each being exercisable for an aggregate of 5,434,783 shares of Common Stock if all Closings occur), which represents fifty percent (50%) warrant coverage on the shares of Common Stock underlying the Series B Preferred Stock. The Warrants have been and will continue to be issued, pro rata in relation to the total investment in the Series B Preferred Stock, at each Closing.

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

The Company had cash and cash equivalents of approximately $0.8 million as of June 30, 2018. Based on the Company’s current operational plan and budget (including the receipt of $1.6 million in July 2018 from Mayne Pharma following the Second Closing of the Financing as contemplated by the Purchase Agreement), the Company expects that it has sufficient cash to manage its business into approximately the second quarter of 2019, although this estimation assumes the Company does not build a commercial division, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

2.	Liquidity and management’s plans (continued):

The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from the Company’s majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by the Company’s majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of the Company’s products for which the Company would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where the Company would receive funding based on out-licensing its product candidates; and

•	government or private foundation grants or loans which would be awarded to the Company to further develop the Company’s current and future anti-cancer therapies.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of June 30, 2018, the Company had approximately $0.5 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

Mezzanine Equity

The Company issued Preferred Stock to Mayne Pharma pursuant to the Series B Preferred Stock Purchase Agreement. Based upon its initial analysis, the Company originally classified the proceeds from the sale of the Preferred Stock as permanent stockholders’ equity at March 31, 2018. Based on further analysis of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, which requires that conditionally redeemable securities be classified outside of permanent stockholders’ equity, the Company reclassified the original amount of the proceeds from the sale of these shares as mezzanine equity as reflected in the accompanying Condensed Balance Sheet at June 30, 2018 and Condensed Statement of Stockholders’ (Deficit) Equity and Redeemable Preferred Stock for the six months ended June 30, 2018 which resulted in no change to total assets, total liabilities, net loss, earnings per share, or cash flow.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using FASB ASC Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

In applying the Black-Scholes options pricing model for options issued in March 2018 (see note 4), the assumptions were as follows: 1) for the options vesting on the grant date – expected price volatility of 113.67%; risk-free interest rate of 2.64%; weighted average expected life of 5 years; and no dividend yield, and 2) for the options vesting on the first anniversary of the grant date – expected price volatility of 116.59%; risk-free interest rate of 2.64%; weighted average expected life of 5.5 years; and no dividend yield. In applying the Black-Scholes options pricing model for options issued in June 2018 (see note 4) which vest on the first anniversary of the grant date, the assumptions were as follows: expected price volatility of 112.6%; risk-free interest rate of 2.81%; weighted average expected life of 5.5 years; and no dividend yield

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. These differences occur primarily in share-based compensation, in-process research and development, and net operating loss carry forward which are offset by a net deferred tax asset valuation allowance due to the Company’s recurring net losses.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of ASC Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company has evaluated the impact of this revised guidance on its financial statements, which was effective January 1, 2018, and determined it had no material impact.

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. This ASUs is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company has evaluated the impact of this revised guidance on its financial statements, which was effective January 1, 2018, and determined it had no material impact.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company has evaluated the potential impact of this guidance and does not believe that it will have a material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

4.	Stockholders’ Equity:

Employee Stock Plans

On March 13, 2018, as compensation for 2017 service, management was awarded 570,000 stock options pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”) with an exercise price of $0.2722 and Black-Scholes value of $0.22 per share that vested on the grant date. Independent Board members were awarded a total of 188,000 stock options pursuant to the Plan with an exercise price of $0.2722 and Black-Scholes value of $0.22 that also vested on the grant date. 75,000 common shares were issued to the former Secretary of the Company for the prior year’s service.

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

On June 15, 2018, as compensation for 2018 service, Board members were awarded a total of 912,000 stock options pursuant to the Company’s 2014 Equity Incentive Plan (the “Plan”) with an exercise price of $0.33 and Black-Scholes value of $0.273 per share that vest on the first anniversary of the grant date.

Total stock-based compensation for the six months ended June 30, 2018 was approximately $0.3 million and is primarily related to common stock options issued pursuant to the Plan in March and June 2018. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. As of June 30, 2018, there were 3,424,000 outstanding common stock options under the Plan of which 1,408,000 were vested. There was approximately $0.4 million in unamortized stock-based compensation at June 30, 2018.

5.	Legal Proceedings:

The Company is currently not subject to any legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

6.	Subsequent Events:

On July 5, 2018, the Company closed on a second tranche of funding from its majority shareholder, Mayne Pharma, as part of the Purchase Agreement executed in January 2018 as discussed further in note 1.

On July 16, 2018, the Company signed an exclusive option agreement with the University of Connecticut to license rights to patents and patent applications covering certain chemical analogues of the FDA-approved anti-fungal drug itraconazole. The option agreement, which goes into effect on August 1, 2018, is for an exclusive option period of six months, which is extendible to twelve months. The optioned field of use includes all therapeutic, prophylactic, and diagnostic uses for cancerous and non-cancerous cell proliferation disorders in humans. The cost of the agreement, including the option period, are not material relative to the Company’s financial position or results of operations.

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

Results of Operations

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

Research and Development Expenses. We recognized approximately $0.5 million in research and development expenses during the three months ended June 30, 2018 compared to approximately $0.4 million for the three months ended June 30, 2017. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The increase is due primarily to a increase in direct trial expenses primarily due to data analysis expense and consulting associated with the preparation for an NDA filing.

General and Administrative Expenses. We recognized approximately $0.4 million in general and administrative expenses during the three months ended June 30, 2018 compared to $0.3 million for the three months ended June 30, 2017. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The increase is due primarily to an increase in stock compensation expense associated with stock options issued in March and June of 2018.

Interest Income. We recognized interest income of $2,490 during the three months ended June 30, 2018 compared to $2,995 for the three months ended June 30, 2017 for interest earned on cash balances in our money market account.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

Research and Development Expenses. We recognized approximately $1.2 million in research and development expenses during the six months ended June 30, 2018 compared to approximately $1.3 million for the six months ended June 30, 2017. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The decrease is due primarily to a reduction in stock compensation expense of $0.1 million and patient site and travel costs of $0.2 million offset by an increase in data management expense of $0.2 million associated with the preparation for an NDA filing.

General and Administrative Expenses. We recognized approximately $0.8 million in general and administrative expenses during the six months ended June 30, 2018 compared to $2.3 million for the six months ended June 30, 2017. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a reduction in stock compensation expense of approximately $1.4 million. A change in control in November 2016 resulted in the revaluation of RSUs increasing the expense which carried forward to the six months ended June 30, 2017.

Interest Income. We recognized interest income of $6,712 during the six months ended June 30, 2018 compared to $14,640 for the six months ended June 30, 2017 for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We had approximately $0.8 million cash on hand at June 30, 2018 (not including the receipt of $1.6 million in July 2018 from Mayne Pharma upon following the Second Closing of the Financing contemplated by the Purchase Agreement).

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, other strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product candidates; and

•	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

Number	Description

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: July 23, 2018	By:	/s/ Nicholas J. Virca
Nicholas J. Virca
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2018	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Chief Financial Officer and Treasurer
(Principal Financial Officer)

S-1