Form 10-Q
period 2018-09-30
HedgePath Pharmaceuticals, Inc.
filed 2018-11-14
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, there were 369,959,064 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,440,826	$344,113
Prepaid expenses	51,441	61,655
Deposit	250,000	250,000

Total current assets	1,742,267	655,768
Other long-term assets	90,315	112,284

Total assets	$1,832,582	$768,052

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$328,001	$534,956
Dividends payable	49,534	—
Other liabilities	171,545	66,533

Total current liabilities	549,080	601,489

Total liabilities	549,080	601,489

Commitments and contingencies (note 5)	—	—
Mezzanine equity:
Series B Convertible, Redeemable Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 and -0- shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,960,866	—

Stockholders’ (deficit) equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 369,959,064 and 369,599,266 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	36,996	36,960
Additional paid-in capital	48,889,682	48,403,523
Accumulated deficit	(51,604,042)	(48,273,920)

Total stockholders’ (deficit) equity	(2,677,364)	166,563

Total liabilities, mezzanine equity, and stockholders’ (deficit) equity	$1,832,582	$768,052

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:	$—	$—	$—	$—

Expenses:
Research and development expenses	775,449	433,545	1,978,294	1,692,645
General and administrative	400,076	247,621	1,256,453	2,521,029

Total Expenses:	1,175,525	681,166	3,234,747	4,213,674

Loss from operations	(1,175,525)	(681,166)	(3,234,747)	(4,213,674)
Interest income	3,995	2,086	10,707	16,726

Net loss	$(1,171,530)	$(679,080)	(3,224,040)	(4,196,948)
Preferred stock dividend	(49,534)	—	(106,082)	—

Net loss applicable to common stockholders	$(1,221,064)	$(679,080)	(3,330,122)	(4,196,948)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common stock shares outstanding – basic and diluted	369,930,943	369,599,266	369,757,743	365,618,815

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY AND REDEEMABLE PREFERRED STOCK

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Mezzanine Equity Preferred Stock–Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$—	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563
Sale of Preferred Stock and Common Stock warrants to related party, net (note 1)	5,797,102	3,960,866	—	—	—	—	—
Issuance of common stock upon warrant exercise	—	—	100,000	10	11,990	—	12,000
Issuance of common stock for payment of dividends on Preferred Stock	—	—	184,798	19	56,529	—	56,548
Stock based compensation	—	—	75,000	7	417,640	—	417,647
Preferred stock dividends						(106,082)	(106,082)
Net loss	—	—	—	—	—	(3,224,040)	(3,224,040)

Balances, September 30, 2018	5,797,102	$3,960,866	369,959,064	$36,996	$48,889,682	$(51,604,042)	$(2,677,364)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(3,224,040)	$(4,196,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	417,647	1,851,933
Changes in assets and liabilities:
Prepaid expense and other assets	32,183	31,112
Accounts payable and other current liabilities	(101,943)	(55,931)

Net cash used in operating activities	(2,876,153)	(2,369,834)

Financing activities:
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units	—	(3,677,727)
Proceeds from the exercise of common stock warrants	12,000	49,500
Proceeds from the sale of Preferred Stock and Common Stock warrants, related party, net (note 1)	3,960,866	—

Net cash provided by (used in) financing activities	3,972,866	(3,628,227)

Net change in cash and cash equivalents	1,096,713	(5,998,061)
Cash and cash equivalents at beginning of period	344,113	6,885,422

Cash and cash equivalents at end of period	$1,440,826	$887,361

	2018	2017
Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$56,548	$—

Fair value of shares withheld with net settlement transaction	$—	$3,677,727

Accrued, but unpaid dividends	$49,534	$—

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2018, and for all periods presented, have been made.

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

The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s 2017 Annual Report on Form 10-K and our other filings with the SEC.

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

In October 2018, the Company announced the results of its September 25, 2018 meeting with FDA regarding the requirements for filing the NDA. Specifically, FDA instructed the Company to (i) update its efficacy and safety information to include more recent data than its proposed cutoff date of December 2017 in order to provide additional data on the ten remaining patients who were still receiving therapy beyond December 2017, (ii) provide an analysis of basal cell carcinoma tumor burden responses via independent analysis of tumor photographs to confirm results reported by the clinical investigators and (iii) submit an Integrated Safety Summary (“ISS”) that includes data not only from the Company’s clinical trial, but all human trials of SUBA-Itraconazole regardless of strength and indication. The consequence of FDA requiring the completion of the ISS module is that the Company requires more time than previously anticipated to submit the NDA, resulting in a revised anticipated NDA submission date of sometime in the first quarter of 2019. Under the Company’s supply and license agreement, originally dated September 3, 2013, amended and restated on June 24, 2014 and May 15, 2015, and as further amended on November 22, 2016 and January 10, 2018 (collectively, the “SLA”) with Mayne Pharma Ventures Pty Ltd., the Company’s majority stockholder, and its affiliates (“Mayne Pharma”), if the NDA is not accepted for filing by December 31, 2018 (subject to limited extension if the NDA is filed in December), Mayne Pharma may elect to take back the SUBA BCCNS product in the United States (including by way of an exclusive license from the Company of its clinical data) in exchange for a royalty on any future net sales. Additionally, Mayne Pharma will not be obligated to fund the Third Closing (as defined below) of the Financing (as defined below) The Company and Mayne Pharma have commenced discussions on this important matter. See “Relationship with Mayne Pharma Ventures Pty Ltd. – Amendment to Supply and License Agreement” and “Relationship with Mayne Pharma Ventures Pty Ltd. – Series B Preferred Stock Purchase Agreement” below for more information.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

1.	Corporate overview (continued):

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

Relationship with Mayne Pharma Ventures Pty Ltd.

The Company has exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole capsules for the treatment of human cancer via oral administration. SUBA-Itraconazole was developed and is licensed to us by the Company’s manufacturing partner and majority shareholder Mayne Pharma under the SLA. Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being the Company’s licensor and supply partner, under the SLA and related agreements, Mayne Pharma holds a majority equity stake in the Company and holds important contractual rights with respect to the Company, such as the right to appoint members to the Company’s board of directors, and in particular with respect to SUBA BCCNS, as further explained below.

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

The transactions contemplated by the Purchase Agreement are referred to herein as the “Financing.” The Financing contemplates three closings (each, a “Closing”), as follows:

(i)

$2.4 million was funded at an initial closing of the Financing that occurred on January 10, 2018 (the “Initial Closing”) resulting in the issuance of 3,478,261 Preferred Shares and a total of 5,217,392 Warrants

(ii)	$1.6 million was funded on July 5, 2018 resulting in the issuance of 2,318,841 Preferred Shares and a total of 3,478,262 Warrants on July 5, 2018; and

(iii)	$1.0 million may be funded on or before December 31, 2018 (the “Third Closing”) (see below).

The funding of the Third Closing shall be conditioned upon the acceptance of filing by the FDA of the Company’s NDA for SUBA BCCNS, provided that such date shall be automatically extended in the event that such NDA is filed with the FDA during December 2018 to a date which is 30 days from the date of such filing. In October 2018, the Company announced that it revised the anticipated NDA submission date to sometime in the first quarter of 2019 which would not meet the condition for the funding of the Third Closing.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Dividends. The shares of Series B Preferred Stock will accrue dividends at a rate of 5% of the Per Share Price per annum per share. Dividends will be paid semi-annually as of June 30 (with a payment date of July 15) and December 31 (with a payment date of January 15) each year. The Company shall have the option in its discretion to pay dividends in cash or shares of Common Stock. If the Company elects to pay dividends in shares of Common Stock, the number of shares to be paid being calculated by dividing (i) the principal value of the dividend to be paid by (ii) the 6-month volume-weighted average price of the Common Stock prior to the measurement date (being December 31st, or June 30th) of the applicable year. On July 15, 2018, the Company made the first semi-annual dividend payment of approximately $0.06 million by issuing 184,798 shares of Common Stock.

Voluntary and Mandatory Conversion. The shares of Series B Preferred Stock will be convertible as provided for below into an aggregate of 21,739,131 shares of Common Stock (assuming all three Closings occur) based on a conversion price per share of $0.23 (the “Conversion Price”). Each share of Series B Preferred Stock shall be convertible into three (3) shares of Common Stock at any time at the election of Mayne Pharma at a price per share equal to the Conversion Price. The Conversion Price shall be subject to customary stock-based, but not price-based, anti-dilution protection. Each share of Series B Preferred Stock shall automatically convert into three (3) shares of Common Stock based on the Conversion Price upon the approval by the FDA of an NDA for any SUBA-based therapeutic under the SLA (including SUBA BCCNS).

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

1.	Corporate Overview – Series B Preferred Stock Purchase Agreement (continued):

Redemption. On or after the five (5) year anniversary of the Initial Closing, Mayne Pharma shall have the right to cause the Company to redeem all (but not less than all) of the outstanding shares of Series B Preferred Stock for a price per share equal to the Per Share Price plus any accrued but unpaid dividends on such shares. As such, the proceeds from the sale of the Series B Preferred Stock have been classified as mezzanine equity on the September 30, 2018 condensed balance sheet.

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

The term “Target Failure” means if: (i) the FDA has not accepted for filing the Company’s NDA for SUBA BCCNS by December 31, 2018, provided that such date shall be automatically extended in the event that such NDA is filed with FDA during December 2018 to a date which is 30 days from the date of such filing or (ii) the commercial launch of SUBA BCCNS is not achieved by June 30, 2020. In October 2018, the Company announced that it revised the anticipated NDA submission date to sometime in the first quarter of 2019 which would constitute a Target Failure under the amended SLA.

The SLA Amendment also amends corresponding provisions of that certain Sublicense Agreement, dated August 31, 2015, between Mayne Pharma International Pty Ltd, an affiliate of Mayne Pharma (“Mayne Pharma International”), and the Company, in order to conform to the business terms agreed to in the SLA Amendment.

2.	Liquidity and management’s plans:

The Company had cash and cash equivalents of approximately $1.4 million as of September 30, 2018. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the second quarter of 2019, although this estimation assumes the Company does not build a commercial division, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

2.	Liquidity and management’s plans (continued):

The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including financing from the Company’s majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by the Company’s majority shareholder, Mayne Pharma);

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

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. If adequate funds are not available when needed, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company and its ability to continue as a going concern beyond the second quarter of 2019. A lack of adequate funds could lead to the Company’s insolvency and may force the Company to cease operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of September 30, 2018, the Company had approximately $1.2 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

Mezzanine Equity

The Company issued Preferred Stock to Mayne Pharma pursuant to the Series B Preferred Stock Purchase Agreement. Based on Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, which requires that conditionally redeemable securities be classified outside of permanent stockholders’ equity, the Company is classifying the amount of the proceeds from the sale of these shares as mezzanine equity.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Recent accounting pronouncements:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of ASC Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company has evaluated the impact of this revised guidance on its financial statements, which was effective January 1, 2018, and determined it had no material impact.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for the Company beginning in 2019, and early application is permitted. The Company has evaluated the potential impact of this guidance and does not believe it will have a material impact on the Company’s financial statements.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

3.	Summary of Significant Accounting Policies Recent accounting pronouncements (continued):

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

Total stock-based compensation for the nine months ended September 30, 2018 was approximately $0.4 million and is primarily related to common stock options issued pursuant to the Plan in March and June 2018. The expense is classified as research and development expense and general and administrative expense in the accompanying condensed statements of operations. As of September 30, 2018, there were 3,424,000 outstanding common stock options under the Plan of which 1,408,000 were vested. There was approximately $0.3 million in unamortized stock-based compensation at September 30, 2018.

Dividend Payment

On July 15, 2018, the Company paid a bi-annual dividend payment of approximately $0.06 million to Mayne Pharma by issuing 184,798 shares of common stock. The number of shares was calculated by dividing the principal value of the dividend owed by the volume-weighted average price of the common stock, as defined, for the dividend period.

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

Results of Operations

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

Research and Development Expenses. We recognized approximately $0.8 million in research and development expenses during the three months ended September 30, 2018 compared to approximately $0.4 million for the three months ended September 30, 2017. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The increase is due primarily to an increase in expenses related to regulatory consulting associated with the preparation for an NDA filing.

General and Administrative Expenses. We recognized approximately $0.4 million in general and administrative expenses during the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The increase is due primarily to an increase in stock compensation expense associated with stock options issued in March and June of 2018.

Interest Income. We recognized interest income of $3,995 during the three months ended September 30, 2018 compared to $2,086 for the three months ended September 30, 2017 for interest earned on cash balances in our money market account.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Research and Development Expenses. We recognized approximately $2.0 million in research and development expenses during the nine months ended September 30, 2018 compared to approximately $1.7 million for the nine months ended September 30, 2017. Research and development expenses for both periods primarily include expenses related to our clinical trial for Basal Cell Carcinoma Nevus Syndrome, regulatory activities, legal expenses relating to patents, and stock-based compensation. The increase is due primarily to an increase in expenses related to regulatory consulting associated with the preparation for an NDA filing.

General and Administrative Expenses. We recognized approximately $1.3 million in general and administrative expenses during the nine months ended September 30, 2018 compared to $2.5 million for the nine months ended September 30, 2017. General and administrative expenses consist primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a reduction in stock compensation expense of approximately $1.4 million. A change in control in November 2016 resulted in the revaluation of RSUs increasing the expense which carried forward to the nine months ended September 30, 2017.

Interest Income. We recognized interest income of $10,707 during the nine months ended September 30, 2018 compared to $16,726 for the nine months ended September 30, 2017 for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We had approximately $1.4 million cash on hand at September 30, 2018.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including financing from our majority shareholder, Mayne Pharma) and, potentially, other strategic transactions;

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

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

However, there is a risk that none of these plans will be implemented and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company, our viability, our financial condition and our results of operations beyond the second quarter of 2019. In addition, a lack of adequate funds could lead to our company’s insolvency and may force us to cease operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company hereby supplements it risk factor disclosure as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 16, 2018, with the following additional risk factor:

There is a material risk that Mayne Pharma could in the foreseeable future exercise a right to assume full control of our lead SUBA BCCNS product, which would materially and adversely affect our value as a company and our ability to conduct and finance our operations.

Under our Supply and License Agreement with Mayne Pharma, as amended, if our NDA for SUBA BCCNS is not accepted for filing by the FDA by December 31, 2018 (subject to limited extension if the NDA is filed in December), Mayne Pharma may elect to assume full control of the SUBA BCCNS product in the United States (including by way of an exclusive license from us of our clinical data) in exchange for a royalty on any future net sales.

In October 2018, we announced the results of our September 25, 2018 meeting with FDA regarding the requirements for filing the SUBA BCCNS NDA. We believe that the time necessary to fulfill the FDA’s requirements as articulated to us at the meeting will (absent any alternatives) most likely push the anticipated timing for the SUBA BCCNS NDA into the first quarter of 2019. As a result, there is presently a significant risk that Mayne Pharma will have the right to assume full control of the SUBA BCCNS product in the foreseeable future.

Should this occur, there is a material risk that the overall value of our company will be materially and adversely affected, as we will be left only with a speculative future royalty on net sales of the SUBA BCCNS product (should the product ever be approved by the FDA and should such sales ever occur) as well as uncertain prospects for prosecuting clinical development work for other cancer indications under the Supply and License Agreement with Mayne Pharma. In this instance, our stock price could fall, and our overall business prospects, including our ability to conduct and finance our ongoing operations, would be severely and negatively impacted.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: November 14, 2018	By:	/s/ Nicholas J. Virca
Nicholas J. Virca
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Chief Financial Officer and Treasurer
(Principal Financial Officer)

S-1