Form 10-K
period 2018-12-31
HedgePath Pharmaceuticals, Inc.
filed 2019-03-07
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13467

HedgePath Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4830 W. Kennedy Blvd., Suite 600 Tampa, FL	33609
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 813-830-7489

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $24,879,000 based on the closing sale price of the company’s common stock on such date of $0.32 per share, as reported by the OTC Markets Group, Inc.

As of March 7, 2019, there were 370,446,185 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2018

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “HPPI,” the “Company,” “we,” “us” and “our” or similar terms refer to HedgePath Pharmaceuticals, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the Securities and Exchange Commission (the “SEC”) that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by those forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•

acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer, and the potential acquisition or license of other pharmaceutical technologies) by investors and potential commercial collaborators;

•	our future capital requirements and our ability to satisfy our capital needs;

•

our ability to commence and complete required clinical trials of our product candidate and obtain approval from the U.S. Food and Drug Administration or other regulatory agencies in different jurisdictions;

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members; and

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

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

Overview

We are a pharmaceutical development company that is seeking to discover, develop and ultimately commercialize innovative therapeutics for patients with certain cancers and non-cancerous proliferation disorders. We also have explored and expect to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications for the treatment of cancer and other diseases.

Our current primary focus is on the development of therapies initially for prostate and also lung cancers in the United States utilizing SUBA®-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which we hold an exclusive U.S. license in the licensed field from our majority stockholder, Mayne Pharma Ventures Pty Ltd. (which we refer to herein collectively with its affiliates as Mayne Pharma). We previously conducted a Phase 2(b) study of SUBA-Itraconazole for the treatment of Basal Cell Carcinoma Nevus Syndrome (also known as Gorlin Syndrome, and which product opportunity we call SUBA-Itraconazole BCCNS), and Mayne Pharma assumed control of the clinical and regulatory development of this indication in December 2018 as described below.

Our current regulatory strategy for clinical development is driven by the so called 505(b)(2) regulatory pathway, under which a drug (in our case, itraconazole) that has already been approved for use in humans in the United States by the U.S. Food and Drug Administration (or FDA) is developed for one or more new medical indications (such as an anti-cancer agent). Due to the history of safe and efficacious use of itraconazole in humans for anti-fungal applications, we believe the 505(b)(2) pathway will be available to us for other indications based upon concurrence by FDA with our previous SUBA-Itraconazole BCCNS clinical program. We believe that our utilization of the 505(b)(2) pathway when available creates the potential for significantly reducing the risk and time to achieve FDA approval of our other cancer therapies compared to the program required for new chemical entities.

SUBA-Itraconazole

SUBA-Itraconazole is currently exclusively licensed to us in the United States by Mayne Pharma in the fields of (i) any prostate cancer, prostatic intraepithelial neoplasia and benign prostatic hyperplasia, (ii) any lung cancer and atypical adenomatous hyperplasia, and (iii) familial adenomatous polyposis, colorectal polyps and Barett’s esophagus (we refer to these fields herein collectively as the licensed field). We believe that the dosing of oral capsules of SUBA-Itraconazole can affect the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as prostate cancer and lung cancer. Itraconazole has been approved by the FDA for, and has been extensively used to treat, fungal infections and has an extensive history of safe and effective use in humans.

“SUBA” (which stands for “super bioavailability”) technology is designed to improve the bioavailability of orally administered drugs that are poorly soluble. In studies conducted by Mayne Pharma relating to the anti-fungal use of SUBA-Itraconazole, SUBA-Itraconazole demonstrated improved absorption and significantly reduced variability within and between patients compared to the branded and generic forms of itraconazole in human studies. We believe this technology is well-suited for the exploration of the potential anti-cancer effects of itraconazole. The predicted benefits of the SUBA-Itraconazole formulation are as follows:

•	polymer drug dispersion technology (which is utilized in SUBA-Itraconazole) has been demonstrated to deliver itraconazole with 90% bioavailability;

•	Itraconazole absorption is not dependent on an acidic stomach;

•	SUBA-Itraconazole is released in the lower pH conditions found in the intestine, thus improving drug delivery and bioavailability;

•	SUBA-Itraconazole levels have been demonstrated to be more consistent within patients and between patients compared to generic or branded itraconazole;

•	SUBA-Itraconazole can be taken with or without food or acidic beverages; and

•	there are no restrictions regarding achlorhydric patients (low acid stomach) or patients with acid reflux (requiring proton-pump inhibitors).

The foregoing characteristics led us to believe that SUBA-Itraconazole could be well-suited for chronic use in treating cancer and non-cancerous proliferation disorders due to its more predictable therapeutic levels and lower toxicity, and we were able to validate these assumptions in our Phase 2(b) clinical trial for SUBA-Itraconazole BCCNS.

In contrast, we believe that the use of the non-SUBA formulation of itraconazole to treat cancer and non-cancerous proliferation disorders would be more challenging due to the following characteristics of branded and generic formulations:

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

SUBA-Itraconazole was developed and is licensed to us by our majority stockholder Mayne Pharma under a Supply and License Agreement, most recently updated in December 2018 by the Third Amended and Restated Supply and License Agreement (which we refer to as the Supply and License Agreement). Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being our licensor and supplier under the Supply and License Agreement and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right to appoint members to our Board of Directors.

We commenced our Phase 2(b) clinical trial for SUBA-Itraconazole BCCNS in the third quarter of 2015, and we announced positive interim trial data in 2016 and 2017. In October 2017, we announced that we had completed enrollment for this Phase 2(b) trial. In September 2018, we held a face-to-face meeting with representatives of FDA to discuss the requirements for our proposed FDA New Drug Application (or NDA) for SUBA-Itraconazole BCCNS. During the meeting, FDA confirmed that it has agreed with our interpretation of 8 of the 11 NDA requirements discussed at the meeting. For the remaining three items, FDA provide us with guidance on items which, if lacking from the NDA submission, would lead the FDA to not accept the filing. First, FDA instructed us to update our efficacy and safety information to include more recent data than our proposed cutoff date of December 2017 in order to provide additional data on the ten remaining patients who were still being treated beyond December 2017. FDA also indicated that we were required to provide an analysis of basal cell carcinoma tumor burden responses via independent analysis of tumor photographs (which we had already taken) to confirm results reported by the clinical investigators. FDA also requested that we submit an Integrated Safety Summary that would include data not only from our clinical trial, but all human trials of SUBA-Itraconazole regardless of strength and indication. To satisfy this request, we learned that we were required to include data from trials that had been conducted by Mayne Pharma using SUBA-Itraconazole, including pharmacokinetic studies in healthy human volunteers and clinical studies in other indications using lower dosing levels with and shorter dosing periods.

Based on this meeting with FDA, we concluded that our estimated timeline for submitting the SUBA-Itraconazole BCCNS NDA would need to be revised from sometime during the fourth quarter of 2018 to sometime during the first quarter of 2019. However, under our Supply and License Agreement, Mayne Pharma had the right to assume control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS if we were unable to have the SUBA-Itraconazole BCCNS NDA accepted by FDA for filing by December 31, 2018 (subject to a possible maximum extension of 30 days if the NDA was filed in December). As a result of unexpected FDA guidance, we determined that we would be unable to responsibly file the SUBA-Itraconazole BCCNS NDA by this deadline, and thus we commenced negotiations with Mayne Pharma to allow Mayne Pharma to assume such control of the SUBA-Itraconazole BCCNS program on an expedited basis in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. See “Certain Relationships and Related Party Transactions” for further information.

In May 2016, we received notice from FDA of Orphan Drug Designation for SUBA-Itraconazole BCCNS. The FDA, through its Office of Orphan Products Development, grants orphan status to drugs and biologic products that are intended for the safe and effective treatment, diagnosis, or prevention of rare diseases or disorders that affect fewer than 200,000 people in the U.S. Orphan drug designation provides a drug developer with certain benefits and incentives, including a period of marketing exclusivity if regulatory approval is ultimately received for the designated indication.

University of Connecticut Itraconazole Analogue Technology

In July 2018, we signed an exclusive option agreement with the University of Connecticut (which we refer to as UConn) related to patents and patent applications covering certain chemical analogues of itraconazole (such analogues represent separate intellectual property from SUBA-Itraconazole). We believe that having access to UConn’s itraconazole analogue technology could create the potential for us to expand our developmental pipeline of clinical stage itraconazole-based treatments for certain cancers.

The UConn itraconazole analogues have modifications to particular regions of the itraconazole scaffold. The patents and patent applications include compositions of matter claims covering the itraconazole analogues and method claims covering their use for the treatment of cancer. Data suggest that certain of these analogues maintain potent Hedgehog Pathway inhibition while exhibiting improved pharmacokinetic parameters and reduced off-target side effects sometimes associated with itraconazole.

The option agreement, which went into effect on August 1, 2018, grants us an exclusive option period of twelve (12) months until July 31, 2019. The optioned field of use includes all therapeutic, prophylactic, and diagnostic uses for cancerous and non-cancerous cell proliferation disorders in humans. During the term of exclusivity, UConn will not offer third parties the opportunity to license the patent portfolio within this field of use. During the option period, we are permitted to use the UConn technology for internal research and evaluation purposes, and we have the right during the option period to negotiate a customary license from UConn for its technology and know-how related to the subject technology. Should pre-clinical testing results look promising related to efficacy and safety, we would expect to proceed with negotiations to license the technology. Pursuant to the option agreement, we have made payments to UConn of $20,000 in order to secure the option.

Intellectual Property

We strive to protect the intellectual property that we believe will be important to our business, including seeking our own patent protection (or seeking licenses to patents) intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business.

We have developed, licensed, optioned to license, and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole-based compounds. Under our Supply and License Agreement with Mayne Pharma, we have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of certain cancers and non-cancerous proliferation disorders via oral administration.

On September 2, 2015, we entered into a sublicense agreement with an affiliate of Mayne Pharma (which was most recently amended on December 17, 2018 and which we refer to as the Sublicense Agreement), pursuant to which such affiliate sublicensed to us the exclusive U.S. rights to two patents regarding the use of itraconazole for treatment of cancer, namely US patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and US patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014 in the licensed filed. Such affiliate is the sublicensee of the patents from Accelas Holdings, a British Virgin Islands company, who in turn is the licensee from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration.

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

Johns Hopkins University US Patent 8,653,083

Hedgehog Pathway Antagonists to Treat Disease

Issued: 02-18-2014; Expires: 04-09-2028

Johns Hopkins University US Patent 8,980,930

Angiogenesis Inhibitors

Issued: 03-17-2015; Expires: 02-04-2029

Mayne Pharma Intellectual Property Licensed to HedgePath: Four issued patents have been licensed to us by Mayne Pharma concerning the manufacturing and composition of matter for SUBA-Itraconazole, for which we are implementing clinical and regulatory programs to enable the repurposing of itraconazole to treat cancer. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States as evidenced via the clearance by FDA for us to proceed directly into a Phase 2(b) human trial which we commenced in August 2015 and agreement by FDA that, based upon the results demonstrated in the Phase 2(b) trial, we could follow the 505(b)(2) regulatory pathway. The patents that are licensed to us by Mayne Pharma are as follows:

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

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 12-30-2014; Expires: 06-21-2033

Mayne Pharma US Patent 9,272,046

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 03-01-2016; Expires: 06-21-2033

HedgePath Intellectual Property: We were issued a patent by the US Patent and Trademark Office (or USPTO) on November 24, 2015 (US Patent 9,129,609, Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors, expires 02-05-2034). On May 8, 2018, we were issued a patent by the USPTO for US Patent 9,962,381, Treatment and Prognostic Monitoring of Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors, expires 02-05-2034; and on May 15, 2018, we were issued a patent by the USPTO for US Patent 9,968,600, Treatment and Prognostic Monitoring of Non-Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors, expires 02-05-2034.

In addition, as described above, we have an option to be the exclusive licensee of certain chemical analogues of itraconazole owned by UConn.

We also plan to continue to expand our intellectual property estate and are filing patent applications directed to dosage forms, methods of treatment, therapies for other cancers and additional Hedgehog inhibitor compounds and their derivatives. We will also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The Hedgehog Pathway

Based on the results of physician-sponsored studies conducted by others (including in vitro, animal and human studies), and our direct testing in our Phase 2(b) trial in patients with SUBA-Itraconazole BCCNS, we believe that itraconazole affects the Hedgehog signaling pathway in cells, which in turn impacts the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology between May 2013 and February 2014. Based on these studies, as well as our own observations and results in our Phase 2(b) trial conducted to test SUBA-Itraconazole BCCNS, it appears that itraconazole has notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and will continue to be the subject of on-going research. These studies and our own work in the clinic formed the basis of our continued interest in the clinical development of itraconazole for treatment of human cancers.

The Hedgehog signaling pathway is a major regulator of many fundamental cellular processes in vertebrates, including primarily at the embryonic stage of development but also as it relates to stem cell maintenance, cell differentiation, tissue polarity and cell proliferation. Based on published research and our experience in human testing, we believe that inhibiting the Hedgehog pathway can delay or possibly prevent the development of certain cancers in patients. Research has shown that activation of the Hedgehog pathway can lead to the formation of cancerous tumors (a process known as tumorigenesis) such as the most common form of skin cancer known as basal cell carcinoma which was the first form of cancer we studied in our Phase 2(b) trial with SUBA-Itraconazole BCCNS. A variety of other human cancers, including brain, gastrointestinal, lung, breast and prostate cancers, also demonstrate inappropriate activation of this pathway. Hedgehog signaling from the tumor to the surrounding cell structures has been shown to sometimes promote further tumorigenesis as well. This pathway has also been shown to regulate proliferation of cancer stem cells and to increase tumor invasiveness.

We believe that the targeted inhibition of Hedgehog signaling is or may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, Erivedge®, vismodegib, developed by Curis and sold to Genentech, Inc. (a subsidiary of Roche), is the first Hedgehog inhibitor based-therapy and Odomzo®, sonidegib (developed by Novartis and recently sold to Sun Pharma by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of basal cell carcinoma by the FDA. Most recently, in 2018, Daurismo®, glasdegib oral capsules developed by Pfizer, was approved by FDA for use in combination with low-dose cytarabine for patients with newly-diagnosed acute myeloid leukemia (AML), aged 75 or older who are too frail to be treated with intensive chemotherapy.

Repurposing Itraconazole for Treating Cancer

We are implementing clinical and regulatory plans to enable the repurposing of itraconazole, via the use of of SUBA-Itraconazole oral capsules, for the treatment of a variety of cancers. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States. Target applications under our license agreement with Mayne Pharma include therapies for prostate and lung cancers and certain other non-cancerous proliferation disorders.

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently in human studies over the last few years, including our own Phase 2(b) trial of SUBA-Itraconazole BCCNS. Those models and studies continue to be the basis of our interest in the clinical development of SUBA-Itraconazole for treatment of human cancers and non-cancerous proliferation disorders. We believe that our development of SUBA-Itraconazole as an anti-cancer therapy has demonstrated its potential effective use as an inhibitor of the Hedgehog pathway, thereby retarding the progression of a cancer, as demonstrated in our SUBA-Itraconazole BCCNS trial.

In animal models, itraconazole has also demonstrated an anti-angiogenic effect (i.e., inhibiting the formation of new blood vessels), which may be important in controlling the proliferation of cancerous cells and tumors in humans based upon its interaction with certain cell-based growth factors. Itraconazole also appears to induce changes related to the mTOR pathway, an important regulator of cell growth, proliferation and survival which, when unregulated, can also lead to cancer. These effects have been demonstrated in a physician-based study conducted to test the effects of itraconazole on late-stage lung cancer.

We also believe that the use of SUBA-Itraconazole to treat each of our target patient populations has the potential to benefit from various FDA programs designed to expedite the approval process.

Prostate Cancer

Itraconazole has already been tested as a treatment for men with metastatic castrate resistant prostate cancer (mCRPC) in a multi-institutional Phase 2 trial led by Johns Hopkins University and completed in 2011 and published in 2013, which showed that, at a specified dose, there was a significant correlation to slowing the progression of cancer and extending survival. Based on those encouraging results in metastatic disease, we are planning to test SUBA-Itraconazole in high-risk men with mCRPC (who are castrate resistant based on prior drug therapy or surgery) who are no longer responding to androgen deprivation therapy (ADT) to study the effect of itraconazole therapy in combination with chemotherapy in delaying disease progression. We refer to this product opportunity as SUBA-Itraconazole Prostate. Recommended therapy for these men is a combination of the drug docetaxel which is dosed in combination with prednisone. We believe that the addition of SUBA-Itraconazole to this regimen may have a significant effect on disease progression based upon the inhibition of the Hedgehog pathway which is up-regulated in this patient population, as well as the enhancement of the chemotherapy which has been previously reported in animal models for prostate cancer.

Our 2019 goals for SUBA-Itraconazole Prostate are to submit and receive clearance from FDA for an Investigational New Drug Application (“IND”) (including a clinical trial design) for SUBA-Itraconazole Prostate and to commence the human testing of SUBA-Itraconazole Prostate in conjunction with chemotherapy for the treatment of late-stage prostate cancer.

Lung Cancer

Physicians treating patients with advanced non-squamous non-small cell lung cancer (NSCLC, most often caused by cigarette smoking) have a variety of options when considering therapies to extend survival, particularly based upon recent approvals of immunotherapies, known as checkpoint inhibitors for PD-L1(programmed death ligand 1) such as Keytruda®, pembrolizumab marketed by Merck and approved by FDA in 2017 and potentially useful in about 25% of patients. However, if patients are not candidates for immunotherapy based on genetic marker testing (PD-L1 positive) or do not have mutations for EGFR (epidermal growth factor receptor, 15% of patients), ALK (anaplastic lymphoma kinase, 3-5% of patients), ROS1 (c-ros oncogene 1, 1-2% of patients) or BRAF (proto-oncogene B-Raf, 1-3% of patients) in order to be treated with tyrosine kinase inhibitors, they will be given chemotherapy, in particular platinum based doublet therapy with pemetrexed (Alimta®).With a median survival of only 8-10 months while on these approved chemotherapy regimens, we believe that new therapies for these patients are needed. We believe that the pre-clinical data and reported human data between 2011 and 2018 on the use of itraconazole in conjunction with chemotherapy reflects positively on the use of itraconazole as an anti-cancer therapy for this form of lung cancer in patients who do not present with markers that enable their treatment with the agents mentioned above. If these data prove to be applicable to human treatment by improving survival, while dosing SUBA-Itraconazole in combination with chemotherapy therapy (the combination of platinum-based chemotherapy drugs in conjunction with pemetrexed), the treatment may qualify for one or more FDA accelerated programs, such as a breakthrough therapy or fast track status.

Our 2019 goals for SUBA-Itraconazole for the treatment of NSCLC are to prepare for a pre-IND Meeting Request with FDA in 2020 should we have adequate funding to undertake a second clinical study in addition to our SUBA-Itraconazole Prostate Program.

Basal Cell Carcinoma

Utilizing SUBA-Itraconazole to treat BCC in patients with Gorlin Syndrome was the first indication that we studied in a Phase 2(b) trial which was launched in August of 2015. We began recruiting and dosing subjects during the fourth quarter of 2015, and we completed enrollment in the fourth quarter of 2017. Individuals who were enrolled in this trial must have been diagnosed with Gorlin Syndrome and had numerous BCC tumors as well as met well-defined inclusion criteria in order to qualify for enrollment and treatment with SUBA-Itraconazole.

Gorlin Syndrome is caused by a mutation in a gene called PTCH1. This mutation causes PTCH to lose its ability to inhibit SMO (a protein receptor of the Hedgehog pathway) which controls Hedgehog Pathway signaling. With SMO not being inhibited, BCCNS patients develop multiple BCC tumors over weeks, months and years on a continued basis. SUBA-Itraconazole is therefore being tested to study its ability to bind to SMO (itraconazole has demonstrated SMO binding in animal and human studies), thus inhibiting Hedgehog pathway activity which leads to the formation of the BCC tumors in these patients. The key objective of our Phase 2(b) trial was to demonstrate patient benefit by reducing tumor burden that requires on-going intervention for tumor growth via surgery and/or use of more toxic Hedgehog inhibitor therapies. Mayne Pharma assumed control of the SUBA-Itraconazole BCCNS program in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. See “Certain Relationships and Related Party Transactions” for further information.

Our Potential Market

The following table depicts our current estimate of the total available market opportunity for our proposed anti-cancer therapies based upon independent market research, scientific and industry publications and management’s knowledge of the U.S. oncology market. Our estimates (including estimated product pricing) are based on current assumptions and are subject to change.

HedgePath Pharmaceuticals, Inc. – Summary Estimated U.S. Market Opportunity

Cancer Type	Therapy Indication	Potential for SUBA- Itraconazole	Target Patient Population	U.S. Total Available Market*
Prostate (1)	Patients with metastatic castrate resistant prostate cancer (mCRPC) and rising PSA levels no longer responding to androgen deprivation therapy (ADT)	Delay the progression of metastatic disease	23,000 high-risk men with metastatic prostate cancer who are no longer responding to ADT due to biochemical resistance	$215Million at Yr 5 ($843M cumulative from launch) based on HedgePath estimates of ~ $4,000 - $5,000 monthly cost of 2nd line therapy
Lung (2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Platinum Doublet/Pemetrexed IV Therapy	Improve the current median 8 -10 month survival achieved with best supportive care for patients who are not eligible for treatment with tyrosine kinase or checkpoint inhibitors	45,000 men and women with late-stage disease who may be treated with chemotherapy if not eligible for other therapies	$270Million at Yr 5 ($945M cumulative from launch based on HedgePath estimates of ~ $4,000 - $5,000 monthly cost of 2nd or 3rd line therapy
Skin (3)

Patients with BCC (basal cell carcinoma) lesions

First indication: BCC tumors in Gorlin Syndrome Patients requiring surgery

Potential for follow-on Indication: Patients with BCC facial lesions pending MOHs or other surgical procedures

		Less toxic therapy than vismodegib or sonidegib for Gorlin Patients to delay surgeries; low toxicity therapy to delay or minimize surgical intervention for head and neck BCC tumors	10,000 Gorlin patients needing chronic BCC therapy; 65,000 BCC patients pending surgical treatment for facial tumors that require excision and potential plastic surgery	$300M for Gorlin patients for which HPPI receives a 9% royalty on net sales in the US based upon licensing the indication to Mayne Pharma; and $600M for patients with BCC facial lesions requiring surgery based upon HedgePath/Mayne Pharma estimates of ~ $4,000 - $5,000 monthly cost of therapy for target populations

*	Estimated

References:

(1)	J. Urology, 2003; Oncology, 2004; American J. Hematologic Oncology, 2014; NIH NCI SEER 2014; Medscape, 2015; Future Oncology 2015; Global Data2015; Pennside Partners 2017
(2)	STATS MGU, 2009; Global Industry Analysts, 2010; World Health Organization, 2015; Cost of Treating Lung Cancer, 2012; LUNGevity Foundation 2017; NEJM 2015; Pennside Partners 2017
(3)

J Am Academy Dermatology, 2006; Skin Cancer Foundation, 2009; International Medicine News, 2011; Seeking Alpha, 2017; BCCNS Life Support Network 2017, Genetics Home Reference 2015; Pennside Partners 2016

Our Strategy

Our goal is to be a leader in the development and commercialization of itraconazole-based therapeutics for the treatment of cancer patients and patients with non-cancerous proliferation disorders. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

•

Rapidly Advance the Clinical Development of Our Therapies. With the history of safe use of itraconazole in humans for anti-fungal indications, we bypassed each of the required pre-clinical animal studies for toxicity and Phase 1 human trials to establish safety for SUBA-Itraconazole BCCNS, and therefore were able to move directly into Phase 2 human trials. We would expect to replicate this outcome with SUBA-Itraconazole Prostate and other SUBA-Itraconazole treatments.

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

•

Commercialize and Market with Exclusivity. We are developing specific clinical trial designs to address different forms of cancer and non-cancerous proliferation disorders in order to pursue FDA approvals for multiple indications. Further, we believe SUBA-Itraconazole can be commercialized in a way that maximizes benefits for patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

In addition, we have explored and expect to continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs and orphan indications for the treatment of cancer and other diseases. This activity (an example of which is our option agreement with UConn) is aimed at expanding our product candidate portfolio.

We have and expect to continue to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from strategic transactions;

•	advances from Mayne Pharma of potential future royalties on the SUBA-Itraconazole BCCNS product available under the Supply and License Agreement;

•

royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any advances due under the Supply and License Agreement);

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including potentially, warrants held by our Mayne Pharma, our majority stockholder);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and/or

•	seeking government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

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

Immunotherapies. Immunotherapy is the use of medicines to stimulate a person’s own immune system to recognize and destroy cancer cells more effectively. Immunotherapy can be used to treat many different types of cancer, including lung cancer, melanoma, renal, liver, cervical and gastric cancers. An important part of the immune system is its ability to keep itself from attacking normal cells in the body. To do this, it uses “checkpoints” – molecules on immune cells that need to be turned on (or off) to start an immune response. Cancer cells sometimes use these checkpoints to avoid being attacked by the immune system. But newer drugs that target these checkpoints are demonstrating a lot of promise as cancer treatments. These drugs target PD-1, a protein on immune system T cells that normally helps keep these cells from attacking other cells in the body. By blocking PD-1, these drugs boost the immune response against cancer cells. This can shrink many types of tumors or slow their growth. The new drugs can also target PD-L1, a protein related to PD-1 that is found on some tumor cells and immune cells. Blocking this protein can also help boost the immune response against cancer cells. These drugs can be used in people with certain types of cancer which starts growing again after chemotherapy or other drug treatments. They are also used as a first treatment (instead of chemo) in some people and are given as an intravenous (IV) infusion every 2 or 3 weeks.

The Itraconazole Approach to Treating Cancer

We are focusing our developments on Hedgehog pathway inhibitor therapeutics for patients with certain cancers. Our initial product candidate is based on SUBA-Itraconazole, which employs a patented drug delivery technology that enhances its bioavailabilty. Previous formulations of itraconazole have exhibited anti-cancer properties in human trials and therefore, based on pre-clinical research regarding specific indicators of Hedgehog pathway inhibition and our most recent Phase 2(b) clinical trial, we have compelling evidence for the significant potential of Hedgehog inhibitors for treatment of cancer in humans. We have exclusive U.S. rights to use and develop SUBA-Itraconazole from Mayne Pharma through the Supply and License Agreement in the licensed field.

Background of Itraconazole. Itraconazole is FDA approved for and used to treat serious fungal or yeast infections. This medicine works by killing the fungus or yeast and preventing its growth. Itraconazole is a prescription-based medication, available as an IV solution, oral liquid, capsule or tablet.

Cancer and Hedgehog Inhibitors. The Hedgehog (also known as Hh) proteins comprise a group of secreted proteins that regulate cell growth, differentiation and survival. They are involved in organogenesis (the formation of organs), and have been shown to promote adult stem cell proliferation. Inappropriate activation of the Hh signaling pathway has been implicated in the development of several types of cancers including prostate, lung, pancreas, breast, brain and skin. Hedgehog pathway inhibitors are a relatively new class of therapeutic agents that act by targeting the proteins involved in the regulation of the Hh pathway. Many of these newly discovered inhibitors are currently undergoing preclinical testing and some have entered clinical studies as anti-cancer agents for a variety of cancers. Vismodegib was approved for treatment of locally advanced and metastatic basal cell carcinoma in early 2012, sonidegib was approved for locally advanced BCC in mid-2015 and gladegib was approved in late 2018 for treatment of acute myeloid leukemia

Similarly, itraconazole has also been shown to suppress growth of brain tumors in animal models. It has also been shown to have anti-cancer effects in basal cell carcinoma, lung cancer and prostate cancer in human clinical trials. Itraconazole acts as a SMO (a protein receptor of the Hh pathway) antagonist (blocker), in a manner distinct from its anti-fungal activity which targets a compound found in fungi and yeast known as ergosterol (a steroid found in the cell walls of fungi and yeast that functions in a fashion similar to cholesterol in humans) as well as having anti-angiogenic properties.

Manufacturing and Product Supply and Relationship with Mayne Pharma

We do not have any production facilities or manufacturing personnel. We currently have a Supply and License Agreement in place with Mayne Pharma, our majority stockholder, for the U.S. rights to its SUBA-Itraconazole. The agreement provides for the supply to us of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by us in our clinical trials and for the future commercial supply following FDA approvals, if obtained.

Pursuant to the Supply and License Agreement, Mayne Pharma is obligated to supply us with its patented formulation of SUBA-Itraconazole in a particular oral dose formulation for the treatment of human patients with certain cancers and non-cancerous proliferation disorders. We are required to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer in the United States. See “Certain Relationships and Related Party Transactions” for further information on the Supply and License Agreement and related agreements between us and Mayne Pharma.

Sales and Marketing

We are currently a pharmaceutical development company with no FDA approved products, and thus have not yet established a sales, marketing or product distribution infrastructure because our product candidates are still in development. We may either license commercialization rights to our product candidate to larger third-party partners, who will be responsible for sales, distribution and marketing efforts, or we may (assuming adequate resources are available) retain commercial rights for our product candidates, in which case we would seek to access the oncology market through a focused, specialized sales force of our own or in conjunction with a marketing partner under a co-promotion agreement.

Competition

The pharmaceutical industry is highly competitive and subject to rapid and substantial regulatory and technological changes, and particularly in the oncology field. Developments by others may render our itraconazole therapies, or any proposed product candidates and formulations under development, non-competitive or obsolete, or we may be unable to keep pace with anti-cancer therapy developments or other market factors. Anti-cancer therapy competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

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

The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy:

Names	Company	Description	Status

Trexall® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984

Taxotere® docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics

Gemzar® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Jevtana® cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010

Provenge® sipuleucel-T	Dendreon/Valeant	Immunotherapy for asymptomatic MCRPC	Approved 2010

Zytiga® aberaterone	Janssen Biotech	Androgen synthesis inhibitor for metastatic and non-metastatic CRPC	Approved 2011

Xalkori® crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011

Names	Company	Description	Status

Xtandi® enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012

Erivedge® vismodegib	Roche Genentech	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2012

Odomzo® - sonidegib	Sun Pharma	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2015

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Tarceva® erlotinib	Astellas	Epidermal growth factor inhibitor treatment for NSCLC - maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013

Gilotrif® afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013

Zykadia® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014

Cyrazma® ramucirumab	Lilly	VEGF antagonist NSCLC	Approved 2014

Opdivo® nivolumab	BMS	Metastatic squamous NSCLC	Approved 2015

Portrassa® necitumumab	Lilly	Metastatic squamous NSCLC	Approved 2015

Tagrisso® osimertinib	AstraZenica	EGFR mutation positive NSCLC	Approved 2015

Keytruda® pembrolizumab	Merck Oncology	Metastatic NSCLC expressing PD-L1	Approved 2015

Alecensa® alectinib	Genentech	Metastatic NSCLC ALK positive who could not tolerate crizotinib	Approved 2015

Iressa® gefitinib	AstraZeneca	Metastatic NSCLC with EGFR deleture	Approved 2015

Tecentriq® atezolizumab	Takeda	Anti-PDL-1 for Metastatic NSCLC not responding to EGFR or ALK gene therapy or platinum-based chemotherapy	Approved 2016

Alunbrig® brigatinib	Genentech	ALD positive metastatic NSCLC	Approved 2017

Erleada™ apalutamide	Janssen	AR inhibitor for non-MCRPC	Approved 2018

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (of cGMP) and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance; and

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

We successfully avoided pre-clinical studies or any Phase 1 studies to demonstrate safety based on the fact that itraconazole has an established history of safe and effective use in humans for anti-fungal indications and the fact that human data are already available and published regarding use of itraconazole in humans for anti-cancer indications, such as basal cell carcinoma, lung cancer and prostate cancer.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. We moved directly into Phase 2 trials with SUBA-Itraconazole BCCNS based upon the previous, well-established safety profile of itraconazole use in humans for treatment of anti-fungal indications and based upon the previous human data regarding the use of itraconazole for anti-cancer indications such as basal cell carcinoma, lung cancer and prostate cancer.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA) created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidate in whole or in part.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Exclusivity and Approval of Competing Products

Hatch-Waxman Patent Exclusivity. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (or ANDA), or a 505(b)(2) NDA.

Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and these drugs can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication. The 505(b)(2) regulatory pathway appears to be available for our proposed application of itraconazole as an anti-cancer therapy based upon our communications with FDA to date.

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

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. We obtained orphan drug designation for SUBA-Itraconazole BCCNS in May 2016.

Foreign Regulation. Although it is not presently our intention to seek approval of our product candidates outside of the United States, in the future we may do so, either directly or in conjunction with a marketing partner. In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. We do however intend to include sites outside the United States for our clinical trials in order to be able to recruit more patients for testing at a greater number of locations and in less time than if we were to focus only on US-based sites. For example, in the European Union, we would need to obtain authorization of a clinical trial application in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Employees

As of March 7, 2019, we have 2 full-time employees. One is involved in our clinical development program and operations and one handles our administration and accounting. Neither of our employees is covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We currently have contracted regulatory consultants, two regulatory advisory firms, a scientific advisor and a Contract Research Organization to spearhead our efforts on clinical development. We consider relations with all of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at http://www.hedgepathpharma.com when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers like us that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

Investing in our common stock is highly speculative and involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as all other information contained in this Report, including our consolidated financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Relating to Our Business

We are a pre-revenue pharmaceutical development company and are thus subject to the risks associated with early stage businesses in that industry.

We are a pharmaceutical development company with no history of revenue-generating operations. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in an early stage pharmaceutical development company. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a new company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

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

In addition, we have in the past and expect that we may in the future encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be able to reach such point of transition or make such a transition, which would have a material adverse effect on our company.

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

Our operations are presently limited to planning and conducting of pre-clinical testing and clinical trials, arranging for the raising of capital, developing our technology or seeking technology licenses or acquisitions, and identifying potential commercial partners. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for product commercialization. Consequently, any predictions you make about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

We are highly dependent on our collaboration with our majority stockholder Mayne Pharma, and the loss of this collaboration would materially impair our business plan and viability.

Under our Supply and License Agreement with Mayne Pharma, we have secured rights to commercialize oral SUBA-Itraconazole capsules for the treatment of patients with certain cancers and non-cancerous proliferation disorders in the United States. Mayne Pharma is our sole source supplier of SUBA-Itraconazole, and under such agreement, we must obtain all required supply of SUBA-Itraconazole capsules for our clinical trials and commercialization of the product from Mayne Pharma, except in the limited circumstance where Mayne Pharma has established a secondary supplier and is unable to supply the product.

Also, our ability to achieve any royalty revenue from future sales by Mayne Pharma of SUBA-Itraconazole BCCNS is dependent on Mayne Pharma’s ability to complete clinical testing of and receive FDA approval for SUBA-Itraconazole BCCNS, and thereafter to successfully generate sales of SUBA-Itraconazole BCCNS, none of which may ever occur. In addition, Mayne Pharma is presently our majority stockholder, and as such has the power to exert significant control over our company.

As such, our agreement and collaboration with Mayne Pharma are critical to our business. In the event that the Supply and License Agreement is terminated, we may lose the ability to commercialize SUBA-Itraconazole, and our business prospects and overall viability as a company would be materially damaged.

Mayne Pharma is our majority stockholder and has, and may in the future, exert significant influence over our business and affairs. Moreover, the corporate governance rights afforded to Mayne Pharma under the Equity Holders Agreement may adversely affect the management of our company.

As of the date of this Report, Mayne Pharma beneficially owns approximately 59.1% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock). Under the terms of our Equity Holders Agreement, Mayne Pharma has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors).

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

Pursuant to our agreements with Mayne Pharma, Mayne Pharma and its affiliates have been granted certain rights to purchase a pro rata share of any new securities issued by us, which pro rata share would be determined based upon the number of shares of our common stock held by Mayne Pharma and its affiliates on a fully diluted basis as compared to the number of shares of common stock outstanding immediately prior to the offering of the new securities on a fully diluted basis. The existence of such right of participation, or the exercise of such rights, may deter potential investors from providing us needed financing, or may deter investment banks from working with us, which would have a material adverse effect on our ability to finance our company.

We may be unable to acquire or license additional technologies to expand our product development pipeline.

The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary technologies related to pharmaceutical therapies. The licensing and acquisition of third-party intellectual property rights is a competitive practice and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire or license the rights to additional product candidates that we may seek to acquire.

Additionally, as in the case with our option agreement with UConn, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically (as with UConn), these institutions provide companies like ours with an option to negotiate a license to institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a full license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue the applicable program.

All of foregoing could lead to our lack of an evolved product development pipeline, which would leave us at continued risk of dependence on SUBA-Itraconazole and our relationship with Mayne Pharma and would decrease our ability to grow into a viable pharmaceutical development company.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a very small group of individuals and, in particular, our current officers and directors, including most notably Nicholas J. Virca. We believe that our ability to implement our business plans depends on the continued service of these individuals and/or other officers and directors. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our internal computer systems and those of our current and any future partners, contractors, and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. This is particularly true in the case of collecting and analyzing clinical data, which is a key component of our business. System failures, accidents, or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercialization activities, development programs and our business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of any potential product candidate could be delayed.

Risks Related to Our Financial Position and Need For Additional Capital

We will require substantial additional funding to progress our business. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and our business could fail.

As of the date of this Report, we have cash on hand and commitments for advances of royalties from our majority stockholder sufficient to run our planned operations into the quarter ending September 30, 2020. We expect that we will be required to incur significant expenses in connection with our ongoing activities, particularly as we engage in efforts to develop and ultimately commercialize our itraconazole or other therapies.

Accordingly, we will need to obtain long term additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, and our business might fail.

In addition, our future capital requirements will be significant and will depend on many factors, including:

•	the progress and results of our development efforts for SUBA-Itraconazole;

•	the progress and results of our pre-clinical development efforts with product candidates other than SUBA-Itraconazole;

•	the progress and results of Mayne Pharma’s efforts effort to commercialize SUBA-Itraconazole BCCNS for which we will receive a quarterly cash royalty of 9% of net sales if such sales are achieved;

•	the costs, timing and outcome of clinical trials of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	competing technological and market developments;

•	market acceptance of our product candidates as a treatment;

•	the costs and timing of our potential future acquisitions or licenses of additional pharmaceutical technologies;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidate for which we receive marketing approval;

•	the revenue, if any, received from commercial sales or licensing royalty from a commercial partner of any product candidate for which we may receive marketing approval;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

Developing, acquiring or licensing pharmaceutical products, conducting preclinical testing and clinical trials and seeking regulatory approval of such products is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidate, if approved (of which no assurances may be given), may not achieve any level of commercial success. Our commercial revenues, if any, will be derived from sales of a product that we do not expect to be commercially available for at least one year, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

We may have difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from product sales, royalties, or otherwise, and we therefore have a limited source of cash to meet our future capital requirements. We do not expect to generate revenues or receive royalty revenue for the foreseeable future, and we may not be able to raise funds in the future, which would leave us without resources to continue operations and force us to resort to stockholder investments or loans, which may not be available to us. We may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the clinical stage nature of our business, Mayne Pharma’s status as our majority stockholder, the rights of Mayne Pharma and Hedgepath, LLC (an investment vehicle associated with our former Executive Chairman) to participate in our future financings and our lack of revenues as well as the inherent business risks associated with our company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our business.

Raising additional capital or issuing new securities in connection with strategic transactions may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Since we will be unable to generate any revenue from actual sales of products and expect to be in the development stage for the foreseeable future (other than capital due to us by Mayne Pharma in the form of royalty advances or royalties on future sales of SUBA-Itraconazole BCCNS in the U.S. assuming FDA approval), we will need to seek equity or debt financing to provide the capital required to execute our business plan. We will need significant funding for developing, acquiring or licensing our intellectual property, conducting clinical trials and entering into collaborations with third-party partners as well as for working capital requirements and other operating and general corporate purposes.

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

Moreover, we may issue equity securities in connection with potential strategic transactions such as acquisitions or licenses of other companies or technologies. Such issuances could be in significant amounts and would also cause dilution to our stockholders and grant the recipients of such securities varying amounts of control over our company and our business.

Risks Related to the Clinical Development of Our Product Candidate

We are early in our development efforts and currently have no clinical-stage product candidates. If we are unable to clinically develop and ultimately commercialize SUBA-Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have no clinical-stage product candidates as of the date of this Report. We have the exclusive U.S. rights to develop SUBA-Itraconazole for the treatment of cancer and non-cancerous proliferation disorders in the licensed field, and while itraconazole has previously been approved by the FDA for use as an anti-fungal agent, the use of itraconazole to treat cancer and non-cancerous proliferation disorders has not been approved and has been subject to limited clinical testing by others and by us in our previous Phase 2(b) clinical trial with SUBA-Itraconazole BCCNS. We are presently planning on filing an IND for SUBA-Itraconazole Prostate, and we hope to begin human testing for this indication in 2019, although no assurance can be given that we will be able to achieve this goal.

Therefore, our ability to generate product or royalty revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to clinically develop and commercialize SUBA-Itraconazole as a therapy for cancer and non-cancerous proliferation disorders, which would materially harm our business.

In addition, given our current limited financial resources, we are currently focusing our efforts on one key cancer indication, namely prostate cancer. We are thus faced with the risk that SUBA-Itraconazole could be ineffective in addressing this particular cancer indication, and if our efforts to demonstrate the efficacy of SUBA-Itraconazole in prostate cancer are not positive, we may lack the resources to expand our efforts into other cancer indications.

If we are unable to convince physicians as to the benefits of SUBA-Itraconazole as a therapy for cancer and non-cancerous proliferation disorders, if and when it is approved, we may incur delays or additional expense in our attempt to establish market acceptance.

Use of SUBA-Itraconazole as a cancer therapy and a therapy for non-cancerous proliferation disorders will require physicians to be informed regarding the intended benefits of the product for a new indication. The time and cost of such an educational process may be substantial. Inability to carry out this physician education process may adversely affect market acceptance of SUBA-Itraconazole as a therapy for cancer and non-cancerous proliferation disorders. We may be unable to timely educate physicians in sufficient numbers regarding our intended application of SUBA-Itraconazole to achieve our marketing plans or to achieve product acceptance. Any delay in physician education or acceptance may materially delay or reduce demand for our product candidate. In addition, we may expend significant funds toward physician education before any acceptance or demand for SUBA-Itraconazole as a therapy for cancer and non-cancerous proliferation disorders is created, if at all.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

The risk of failure for product candidates in clinical development is high. It is impossible to predict when our sole product candidate, SUBA-Itraconazole for the treatment of cancer and certain non-cancer proliferation disorders, will prove effective and safe in humans or will receive regulatory approval for the treatment of any disease, the indication for which is licensed to us. Before obtaining marketing approval from regulatory authorities for the sale of SUBA-Itraconazole as a cancer therapy, we must conduct one or more clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, the outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know which, if any, of our clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the right to commercialize our product candidate or allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidate and may harm our business and results of operations.

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

If clinical testing of our product candidates results in undesirable side effects or demonstrates characteristics that are unexpected, we may need to abandon such development or limit such development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

For the foreseeable future, we expect to expend our limited resources primarily to pursue a particular product candidate, leaving us unable to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of clinical and commercial development.

Because we have limited financial and managerial resources, we will focus for the foreseeable future primarily on the clinical development of SUBA-Itraconazole for the treatment of prostate cancer. As a result, we may forego or be unable to pursue opportunities with other product candidates or for indications other than those we intend to pursue that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs related to SUBA-Itraconazole for the treatment of cancer may not yield any commercially viable therapies. Because of this concentration of our efforts, our business will be particularly subject to significant risk of failure of our one current product candidate.

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

Moreover, we may be unable to maintain our agreement with Mayne Pharma or establish any agreements with other third-party manufacturers or to do so on acceptable terms should we have the ability and the need to do so. Even though we have established an agreement with Mayne Pharma or if we are able to establish agreements with other third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third-party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidate or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or products.

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

Risks Related to the Commercialization of Our Product Candidate

Even if any of our product candidates receive marketing approval for any indication, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if SUBA-Itraconazole for the treatment of cancer and non-cancerous proliferation disorders (or other product candidates we may acquire or license) receives marketing approval for any indication, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments such as chemotherapy, immunotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of SUBA-Itraconazole for the treatment of cancer and non-cancerous proliferation disorders, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our product together with other medications.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals.

Our ability to commercialize any product candidate also will depend in part on the extent to which coverage and adequate reimbursement for our product candidate will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to commercialize any product candidate for which we obtain marketing approval.

In addition, there may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Our business plan depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products, and in particular, the rights to develop SUBA-Itraconazole as a therapy for cancer and non-cancerous proliferation disorders. We seek to protect our proprietary position through our exclusive license for SUBA-Itraconazole with Mayne Pharma, through our sublicense of other itraconazole-related rights from Mayne Pharma, our own patents for treating cancer with SUBA-Itraconazole and by filing patent applications in the United States related to our novel technologies and product candidate and also our expectation to license additional applicable patents from third parties. We will also need to obtain and maintain patent protection for any technologies we may acquire or license (including the UConn technology to which we currently have an option).

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

Specifically, United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances. From time to time, the United States Supreme Court, other federal courts, the United States Congress, or interpretation by the United States Patent and Trademark Office or USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. Some cases decided by the United States Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 576 (2013), also known as the Myriad decision; Alice Corp. v. CLS Bank International, 573 U.S. 208 (2014), also known as the Alice decision; and Mayo Collaborative Services v. Prometheus Laboratories, Inc., also known as the Prometheus decision, 566 U.S. 66 (2012). The full impact of these decisions is not yet known. In view of these and subsequent court decisions, the USPTO has issued materials to patent examiners providing guidance for determining the patent eligibility of claims reciting laws of nature, natural phenomena, or natural products.

In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, since we have patent applications pending and plan to file for additional patents in the future, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We have and/or expect to enter into licenses with third parties that hold intellectual property, including patent rights, that are important or necessary to the development of itraconazole, and SUBA-Itraconazole in particular, as an anti-cancer therapy, and it may be necessary for us to use the patented or proprietary technology of third parties, such as Mayne Pharma, to commercialize itraconazole as an anti-cancer therapy, in which case we have or would be required to obtain a license from these third parties on commercially reasonable terms, or else our business could be harmed, possibly materially. Even though we have obtained exclusive rights to additional patents from Mayne Pharma and have had patents issued for our own inventions in the United States in November 2015 and May 2018, if we were not able to maintain our current license or obtain additional licenses, or were not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially.

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

We are and expect to be party to one or more license or similar agreements that may impose due diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future licenses, our counterparties may have the right to terminate these agreements, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements (particularly SUBA-Itraconazole as an anti-cancer therapy) or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Risks Related to Regulatory Approval of Our Product Candidates

and Other Legal and Compliance Matters

If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidate, and our ability to generate revenue and the viability of our company will be materially impaired.

Our product candidates and the activities associated with their clinical development and commercialization, including matters relating to design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA (including under the Federal Food, Drug and Cosmetic Act) and other regulatory agencies in the United States and by the European Medicines Agency (known as the EMA) and similar regulatory authorities outside the United States. Failure to obtain marketing approval for our product candidates will prevent us from commercializing the product candidate. We have not received approval to market SUBA-Itraconazole or any other product from regulatory authorities in any jurisdiction.

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

The process of obtaining marketing approvals in the United States is very expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We experienced unexpected complexities of this nature in the regulatory development of SUBA-Itraconazole BCCNS (which ultimately led to Mayne Pharma to assume control of that product), and may experience similar complexities in the future, which could harm our prospects

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of our product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers.

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

We will likely seek approval of SUBA-Itraconazole under an expedited procedure, which may not be available to us.

It is our intention to seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so, particularly for SUBA-Itraconazole as a therapy to treat cancer and non-cancerous proliferation disorders since itraconazole has previously been approved for another indication. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file an NDA with the FDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product.

If this approval pathway is not available to us with respect to our product candidate, the time and cost associated with developing and commercializing such candidate may be prohibitive and our business strategy could be materially and adversely affected.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have the opportunity to seek “fast track” designation for our product candidate for one or more indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that SUBA-Itraconazole may be eligible for this designation, we cannot assure you that the FDA would decide to grant it should we apply for this designation. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We were denied breakthrough therapy status by the FDA for our initial proposed therapy, and a breakthrough therapy designation by the FDA for our product candidates, even if ultimately granted, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that SUBA-Itraconazole meets the criteria for designation as a breakthrough therapy for one or more indications, the FDA may disagree and instead determine not to make such designation. In fact, in January 2017, our initial breakthrough request related to SUBA-Itraconazole BCCNS was denied by FDA.

Moreover, even if such designation is granted for one or more of our proposed therapies, of which no assurances may be given, the receipt of a breakthrough therapy designation for any product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if SUBA-Itraconazole qualifies as a breakthrough therapy for one or more indications, the FDA may later decide that it no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened, which would deny us the benefits of such designation.

Orphan designation for our product candidates may be difficult to obtain, and if our competitors are able to obtain orphan drug exclusivity for their products that are the same drug or a similar medicinal product as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities may designate drugs for relatively small patient populations as “orphan” drugs. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of market exclusivity, which, subject to certain exceptions, precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable market exclusivity period is seven years in the United States. We previously secured orphan drug designation for SUBA-Itraconazole BCCNS (our previous product candidate).

Obtaining orphan drug exclusivity for our product candidates may be important to our commercial strategy. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as our product candidates before we do, and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity after FDA approval, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidate if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. If one or more of these events occur, it could have a material adverse effect on our company.

Even if we obtain marketing approval for our product candidates, we could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems.

Even if we obtain marketing approval for our product candidates, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, we will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. In addition, even if marketing approval of our product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. New drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If our product candidates receive marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the products.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our products. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we or any third party partners of ours do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

An investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCQB marketplace operated by OTC Markets Group, Inc., trading has been very limited, and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQB market is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE American (formerly known as the American Stock Exchange). This illiquid trading market for our common stock may make it difficult for you to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQB, in which case it might be quoted on the OTC Pink Market, which is even more illiquid than the OTCQB.

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

Moreover, while we may seek to have our common stock listed on the NASDAQ Stock Market, there is a risk that we will be unable to do so, which would leave our common stock listed on the OTCQB and subject to the foregoing risks of illiquidity.

We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

Our common stock is eligible for quotation on the OTCQB. However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, any quotation in our common stock could be conducted on the OTC Pink Market, which is an unorganized and often illiquid market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our securities.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in our relationship with Mayne Pharma

•	any delay in or the results of our clinical trials;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with our product candidate;

•	any delay or failure to receive NDA acceptance and approval by FDA and other regulatory agencies or bodies;

•	our inability to commercially launch our product or market and generate sales of our product;

•	failure of our product, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third-party patents that cover our technologies or product;

•	developments or disputes concerning our product’s intellectual property rights;

•	our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock;

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

Collectively, our officers, our directors and two significant stockholders (Hedgepath, LLC and Mayne Pharma) own or exercise voting and investment control of approximately 79.9% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

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

As of the date of this Report, Mayne Pharma, our majority stockholder, owns 5,797,102 shares of our Series B Convertible Preferred Stock, which we issued in connection with two tranches of our financing with Mayne Pharma which closed in January 2018 and July 2018. In the event of our bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our Series B Convertible Preferred Stock in preference to the holders of our common stock. There is therefore a risk that in such a case, our common stockholders may see no return on their investment if our assets can only satisfy our obligations to Mayne Pharma as the holder of our Series B Convertible Preferred Stock.

Our common stock is considered a “penny stock,” and thereby is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered a “penny stock” as it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934. Our common stock will be a “penny stock” for so long as it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company (such as ours) that has been in business less than three years with net tangible assets less than $5 million.

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

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends for the foreseeable future. Therefore, you should not invest in our common stock in the expectation that you will receive dividends.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Property.

We currently lease our corporate office in Tampa, Florida for approximately $3,500 per month. Prior to February 1, 2019, we leased space at the offices of Hedgepath, LLC in Tampa, Florida for which we paid a prorated portion of the rent of approximately $1,400 per month.

Item 3.	Legal Proceedings.

We are currently not subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB market under the symbol “HPPI”, but an established public trading market for our common stock does not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2018 and 2017, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2018, Quarter Ended:	High	Low
March 31, 2018	$0.36	$0.22
June 30, 2018	$0.36	$0.26
September 30, 2018	$0.38	$0.27
December 31, 2018	$0.32	$0.04

Fiscal Year 2017, Quarter Ended:	High	Low
March 31, 2017	$0.41	$0.24
June 30, 2017	$0.46	$0.27
September 30, 2017	$0.47	$0.30
December 31, 2017	$0.42	$0.19

As of March 7, 2019, we had approximately 64 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders (1)	3,424,000	(2)	$0.28	(2)	2,417,737

(1)

The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of January 2019, there are now 13,417,737 shares available for issuance under the EIP.

(2)

Outstanding securities issued pursuant to our EIP are 3,424,000 stock options. 650,000 stock options were issued on July 1, 2016 with an exercise price of $0.24 per share and vested upon a change in control in November 2016. 1,862,000 stock options were issued on March 13, 2018 with an exercise price of $0.2722 per share. 758,000 of those March 13, 2018 options vested on the grant date with the balance vesting on March 13, 2019. 912,000 stock options were issued on June 15, 2018 with an exercise price of $0.33 per share and vest on June 15, 2019.

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

Background of Our Company

We are a pharmaceutical development company that is seeking to discover, develop and ultimately commercialize innovative therapeutics for patients with certain cancers and non-cancerous proliferation disorders. We also have explored and expect to continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs and orphan indications for the treatment of cancer and other diseases.

Our current primary focus is on the development of therapies initially for prostate and also lung cancers in the United States utilizing SUBA-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which we hold an exclusive U.S. license from our majority stockholder, Mayne Pharma, for certain cancers and non-cancerous proliferation disorders. We previously conducted a positive Phase 2(b) study of SUBA-Itraconazole for the treatment of Basal Cell Carcinoma Nevus Syndrome, and Mayne Pharma assumed control of the clinical and regulatory development of this indication in December 2018 as described elsewhere in this Report.

SUBA-Itraconazole was developed and is licensed to us by our majority stockholder Mayne Pharma under a Supply and License Agreement, originally dated September 3, 2013, and most recently amended and restated in December 2018. Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and provides contract development and manufacturing services. In addition to being our licensor and supplier, under the Supply and License Agreement and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right (in its discretion) to appoint and remove members of our Board of Directors.

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

Revenue Recognition

We currently have no ongoing source of revenues. Any miscellaneous income is recognized when earned. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under our revenue recognition policy. Deferred revenue would be classified as current if management believes we will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue on our balance sheet is related to the BCCNS product which is yet to be approved by FDA, we have determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, we may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of December 31, 2018, we had approximately $0.8 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

In applying the Black-Scholes option pricing model for options issued in March 2018 that vested on the grant date, the assumptions were as follows: expected price volatility of 113.67%; risk-free interest rate of 2.64%; weighted average expected life in years of 5; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in March 2018 that will vest on the anniversary of the grant date, the assumptions were as follows: expected price volatility of 116.59%; risk-free interest rate of 2.64%; weighted average expected life in years of 6; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in June 2018 that will vest on the anniversary of the grant date, the assumptions were as follows: expected price volatility of 112.6%; risk-free interest rate of 2.81%; weighted average expected life in years of 6; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2018 or 2017. Deferred tax assets consist primarily of in-process research and development, net operating loss carryforward, and share-based compensation. We recorded a 100% valuation allowance against the deferred tax assets as we have determined such amounts will not be currently realizable.

Recent accounting pronouncements

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of ASC Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. We have evaluated the impact of adoption of this standard on our financial statements, which was effective January 1, 2018, and determined it had no material impact.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard is effective for us beginning in 2019, and early application is permitted. We have evaluated the potential impact of this guidance and do not believe it will have a material impact on our financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. This ASU applies to all companies that enter into contracts with customers to transfer goods or services. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We have evaluated the potential impact of this guidance, which was effective January 1, 2018, and determined it had no material impact on our financial statements.

Results of Operations

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Research and Development Expenses. We recognized $2,633,567 and $2,227,589 in research and development expenses during the years ended December 31, 2018 and 2017, respectively. The increase of approximately $0.4 million was due primarily to an increase in consulting associated with the Phase 2(b) BCCNS trial that we were conducting prior to the December 2018 transaction with Mayne Pharma.

General and Administrative Expenses. We recognized $1,930,690 and $2,891,442 in general and administrative expenses during the years ended December 31, 2018 and 2017, respectively. The decrease of approximately $1.0 million was due primarily to a reduction of $1.2 million in stock-based compensation following the vesting in 2017 of a significant number of RSUs that were fully expensed in 2017. Compensation expense increased by approximately $0.2 million primarily due to contractual pay increases and bonuses.

Interest Income. We recognized interest income during the year ended December 31, 2018 and 2017 of $14,027 and $17,866, respectively, for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We are presently developing and conducting our clinical and regulatory business plans and are exploring the potential acquisition or license of additional product candidates. Our current cash on hand is insufficient to develop our full clinical and regulatory business plan as currently anticipated or to acquire or license additional product candidates. A continued lack of cash resources resulting from an inability to generate cash flow from operations and royalties or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability.

We intend to finance our research and development, commercialization and distribution efforts, any acquisitions or investments and our working capital needs primarily through:

•	public and private financings and, potentially, other strategic transactions (including, most recently, financings from our majority shareholder, Mayne Pharma);

•	advances from Mayne Pharma of potential future royalties on the SUBA-Itraconazole BCCNS product available under the Supply and License Agreement;

•	royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon approval by FDA (after earned royalties have been applied to any advances due under the Supply and License Agreement)

•	proceeds from the exercise of outstanding warrants previously issued in private financings (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain us for an extended period of time and we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. If adequate funds are not available when needed, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us.

Contractual Obligations and Commercial Commitments

There are no non-cancellable contractual obligations as of December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2018, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 7, 2019 are as follows:

Name	Age	Position
E. Brendan Magrab	53	Chairman of the Board and Director
Nicholas J. Virca	72	President and Chief Executive Officer
Garrison J. Hasara, CPA	49	Chief Financial Officer, Treasurer, Chief Compliance Officer and Secretary
W. Mark Watson, CPA	68	Director
Stefan J. Cross	46	Director
Dr. R. Dana Ono	66	Director
Robert D. Martin	71	Director

Mayne Pharma has the right to designate one director to our Board of Directors and to designate a second director if the size of the Board of Directors is increased to seven directors until the earlier to occur of: (i) the date that the Supply and License Agreement is terminated or expires or (ii) the date on which Mayne Pharma ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. Mayne Pharma’s current designee to our Board of Directors is Stefan J. Cross. In addition, as our current majority shareholder, Mayne Pharma maintains the right to alter the composition of our Board of Directors.

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

E. Brendan Magrab, age 53, has been Chairman of the Board of Directors and a Director of our company since December 2016. He has served as the President and CEO of Transpharmative Advisors, LLC since March 2013. Mr. Magrab has more than 20 years of experience in pharmaceutical development and marketing, including formulation development, clinical development, regulatory affairs, government affairs, marketing, managed care, legal and patents. Previously, from June 2012 to February 2013, he served as the President and CEO of URL Pharma, which was sold to Sun Pharmaceuticals in 2013. From October 2004 to June 2012, he held various positions of increasing responsibility at URL Pharma, including General Counsel and Executive Vice President of Commercial Operations. Prior to joining URL Pharma, from August 2000 to September 2004, Mr. Magrab served as Vice President of Intellectual Property at Alpharma, Inc. Prior to joining Alpharma, Inc., he served as an associate at a Washington D.C law firm, as a law clerk for the U.S. Court of Appeals for the Federal Circuit, and as a Patent Examiner at the U.S. Patent and Trademark Office. Mr. Magrab received his Bachelor’s Degree in Biochemistry and Art History from the University of Virginia and his Juris Doctor from Georgetown University Law Center. Mr. Magrab is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. On February 11, 2019, Mr. Magrab notified our Board of Directors that he had executed an agreement to become the Chief Executive Officer of a privately-held biotechnology company (Epalex Corporation) and that, pursuant to such agreement, Mr. Magrab was afforded a period of six (6) months to transition off our Board of Directors. In his notification, Mr. Magrab did not resign from our Board of Directors. In light of Mr. Magrab’s notification, during the contemplated transition period, the Board of Directors or its designated committee will be evaluating options in light of the potential vacancy on the Board of Directors.

Nicholas J. Virca, age 72, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. Mr. Virca previously served on the Life Sciences Advisory Board of Entegris, Inc. from 2007 to 2011 and on the board of Panoptix Events from 2007 through 2017. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor of packaging technology for enzyme research reagents as well as co-inventor of three patents using itraconazole therapy for treatment of cancer and non-cancerous proliferations disorders and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last several decades.

Garrison J. Hasara, CPA, age 49, has been our Chief Financial Officer and Treasurer since September 2013 and has subsequently became our Chief Compliance Officer and Secretary. From January 2011 to September 2013, he was the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products. He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.

W. Mark Watson, CPA, age 68, is a director of our company and Chairman of the Audit Committee of our Board of Directors. Mr. Watson has been a director since June 2014. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the healthcare and life sciences sector, having played a significant role in the development of Deloitte’s audit approach for health and life sciences companies and leading its national healthcare regulatory and compliance practice. He has served as lead audit partner and lead client service partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson was elected to the Board of Directors of Sykes Enterprises Inc. in May 2018 and serves on its Audit Committee. Mr. Watson was elected to the Board of Directors of BioDelivery Sciences International, Inc. in December 2017 and was appointed Chairman of its Audit Committee. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with life science and pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Stefan J. Cross, age 46, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Mr. Cross has been a director since June 2014. Mr. Cross is currently serving as President, International Operations of Mayne Pharma Group Limited (ASX:MYX). Previously, Mr. Cross served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited from November 2013 to January 2017. Mr. Cross has more than 20 years of experience in the pharmaceutical industry. He served since 2012 as the Vice President, Business and Corporate Development of Mayne Pharma’s non-U.S. operations, where he was responsible for all in-licensing and out-licensing programs and research and development partnerships. Prior to joining Mayne Pharma, Mr. Cross was, from 2007 to 2012, Head of Marketing (Asia Pacific) for Hospira Inc., a leading global provider of pharmaceuticals and medical devices, where he was responsible for expansion of the new product portfolio and on-market product growth across all markets in the region. Prior to Hospira, Mr. Cross spent most of the period from 1991 to 2007 working in the pharmaceutical sector in the areas of strategy, business development/mergers and acquisitions, sales and marketing, human resources, finance and information technology. Mr. Cross is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. Mr. Cross holds a Masters in Business in Administration from Swinburne University of Technology, Australia, and a degree in Business Information Systems from the University of South Australia.

Dr. R. Dana Ono, age 66, is a director of our company and Chairman of the Nominating and Corporate Governance Committee of our Board of Directors. Dr. Ono has been a director since June 2014. Dr. Ono is a co-founder of the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by VIMAC Ventures LLC and RBC Technology Ventures, Inc. Dr. Ono has over 35 years of experience in managing public and private life science companies as well as in venture capital. Presently, Dr. Ono is an executive-in-residence at several universities in the United States advising their licensing offices in spin-outs and new company formation from promising technologies. Throughout his career, he has been engaged in the strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. He has founded several biotech companies in the U.S., including in the areas of drug discovery and development, nutraceuticals and cosmeceuticals. He is a founding director of the Massachusetts Biotechnology Council, Inc. and served on the Board of Trustees of the Marine Biological Laboratory in Woods Hole, Massachusetts. He is a Fellow of the Linnean Society of London and a National Member of the Explorers Club. Dr. Ono is qualified to serve on our Board of Directors because of his medical and business expertise, particularly in the pharmaceutical industry. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and PhD in Biology from Harvard University, where he also completed a program in business administration.

Robert D. Martin, age 71, is a director of our company and Chairman of the Compensation Committee of our Board of Directors. Mr. Martin has been a director since December 2016. Mr. Martin has over 30 years of finance and operations experience. Most recently, Mr. Martin was appointed President and Chief Operating Officer of Specicare, a company that arranges for storage of cancer patients’ live tumor tissue from surgery to be used for specialized and precision treatment. Since 2006, Mr. Martin has been part of The Interlochen Group, LLC, a firm that provides chief financial officer personnel on a contract basis. Among other assignments, he was assigned to serve as Interim Chief Financial Officer of Tandy Brands Accessories Inc. from January 2011 to June 2011. Also, during 2015, he was a consultant/financial advisor to Intezyne Inc, a clinical stage biotechnology company. From 2004 to 2006, Mr. Martin served as President of RDMartin, LTD., a financial consulting firm, and from 2000 to 2004, Mr. Martin served as Senior Vice President and Chief Financial Officer of Russell Corporation, when it was a New York Stock Exchange listed company. Mr. Martin also previously served as divisional Chief Financial Officer of Sunbeam and in various finance roles, including divisional Chief Financial Officer, at Sara Lee Apparel. Mr. Martin earned a Masters of Business Administration from the University of North Carolina, Chapel Hill and a Bachelor’s degree in Industrial Engineering from Georgia Tech. Mr. Martin qualifies for our Board of Directors because of his business expertise, particularly with publicly traded companies.

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Robert D. Martin, Dr. R. Dana Ono, and W. Mark Watson are “independent” as defined by NASDAQ Stock Market rules. Accordingly, a majority of our Board of Directors is “independent.”

Board Committees

Our Board of Directors has established three standing committees – Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a charter that has been approved by our Board of Directors.

Audit Committee

Our Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, composed of W. Mark Watson, Robert D. Martin and Dr. R. Dana Ono. All members are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act and the rules of the NASDAQ Stock Market. Mr. Watson serves as chairman of the committee. The Board of Directors has determined that Mr. Watson is an “audit committee financial expert” as defined in Item 407 (d)(5)(ii) of Regulation S-K.

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

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee composed of Robert D. Martin, Dr. R. Dana Ono, and W. Mark Watson. Mr. Martin served as the chairman of the committee for 2018. As of January 23, 2019, Dr. Ono was appointed as the chairman of this committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee has a charter which is reviewed annually. All members are independent directors in accordance with the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders.

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Dr. R. Dana Ono, W. Mark Watson, and Robert D. Martin. Dr. Ono served as chairman of this committee for 2018. As of January 23, 2019, Mr. Martin was appointed as the chairman of this committee. All members are independent in accordance with rules of the NASDAQ Stock Market.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2018, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except that Mayne Pharma, the beneficial owner of more than ten percent of our common stock, filed one Form 4 disclosing one transaction late.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.hedgepathpharma.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2018 and 2017. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nicholas J. Virca	2018	$300,000	$67,500	—	$68,200	—	—	$23,587	(2)	$459,287
President and Chief Executive Officer (1)	2017	$262,500	—	—	—	—	—	$16,665	(2)	$279,165

Garrison J. Hasara, CPA	2018	$225,000	$56,500	—	$57,200	—	—	$21,822	(4)	$360,522
Chief Financial Officer, Secretary, and Treasurer (3)	2017	$212,500	—	—	—	—	—	$18,999	(4)	$231,499

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	Includes: $23,587 and $16,665 of health insurance premiums paid in 2018 and 2017, respectively.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes: $21,822 and $18,999 of health insurance premiums paid in 2018 and 2017, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Nicholas J. Virca, President and Chief Executive Officer. During the fiscal years ended December 31, 2017 and 2018, Mr. Virca was employed pursuant to an employment agreement that was originally entered into on June 24, 2014 and subsequently amended on May 15, 2015 and February 16, 2017 (the “Prior Virca Employment Agreement”). The Prior Virca Employment Agreement expired on December 31, 2018 and was replaced by the New Virca Employment Agreement (as defined below). Pursuant to the terms of the Prior Virca Employment Agreement, Mr. Virca earned a base salary of $300,000 per annum effective as of July 1, 2017 and was eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Virca and approved by the Board of Directors or a committee of the Board of Directors.

On December 31, 2018, we entered into a new employment letter agreement with Mr. Virca (the “New Virca Employment Agreement”) which formalized revised terms and conditions of Mr. Virca’s employment with us. Pursuant to the New Virca Employment Agreement, Mr. Virca will continue to act as our President and Chief Executive Officer on an “at will” basis for a term beginning on January 1, 2019 and ending on June 30, 2019. If, during the term of the New Virca Employment Agreement, we achieve each of (i) completion of all Transfer Activities (as defined in the Supply and License Agreement), and the resulting receipt by us of $3 million in advances (as defined in the Supply and License Agreement) from Mayne Pharma and (ii) the filing by us of an IND application with FDA related to the study of SUBA-Itraconazole for the treatment of prostate cancer and the FDA’s clearance of the IND, we will consider extending Mr. Virca’s employment and negotiating in good faith an employment agreement with Mr. Virca that would be on substantially similar terms as the Prior Virca Employment Agreement (subject to the mutual agreement of Mr. Virca and us).

Pursuant to the New Virca Employment Agreement, Mr. Virca will earn a base salary of $300,000 per annum (his prior salary level), payable in accordance with our regular payroll practices. Mr. Virca will also receive a cash bonus for the fiscal year ended December 31, 2018 ($90,000 approved in February 2019 and payable by March 15, 2019), the amount of such bonus to be determined by our Compensation Committee of the Board of Directors in accordance with the bonus potential under the Prior Virca Employment Agreement and the Compensation Committee’s determination of corporate objectives met. Mr. Virca is also eligible for a bonus in cash and/or equity awards for the period covered by the New Virca Employment Agreement, any such bonus to be granted at the discretion of the Board of Directors or the Compensation Committee. Pursuant the New Virca Employment Agreement, Mr. Virca will continue to receive customary benefits. The New Virca Employment Agreement may be terminated by us or by Mr. Virca, in each case on 30 days’ notice, and we may terminate the New Virca Employment Agreement immediately for Cause (as such term is defined in the New Virca Employment Agreement). We will have no severance payment obligation to Mr. Virca in the event of any termination of the New Virca Employment Agreement. The New Virca Employment Agreement also provides that Mr. Virca may not compete against us or solicit employees or customers from us for a period of six (6) months after termination of his employment for any reason.

Garrison J. Hasara, Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer. During the fiscal years ended December 31, 2017 and 2018, Mr. Hasara was employed pursuant to an employment agreement that was originally entered into on June 24, 2014 and subsequently amended on February 16, 2017 (the “Prior Hasara Employment Agreement”). The Hasara Employment Agreement expired on December 31, 2018 and was replaced by the New Hasara Employment Agreement (as defined below). Pursuant to the terms of the Prior Hasara Employment Agreement, Mr. Hasara earned a base salary of $225,000 per annum effective as of July 1, 2017 and was eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Hasara and approved by the Board of Directors or a committee of the Board of Directors.

On December 31, 2018, we entered into a new employment letter agreement with Mr. Hasara (“New Hasara Employment Agreement”) which formalized revised terms and conditions of Mr. Hasara’s employment with us. Pursuant to the New Hasara Employment Agreement, Mr. Hasara will continue to act as our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer on an “at will” basis for a term beginning on January 1, 2019 and ending on June 30, 2019. If, during the term of the New Hasara Employment Agreement, we achieve each of (i) completion of all Transfer Activities (as defined in the Supply and License Agreement), and the resulting receipt by us of $3 million in advances (as defined in the Supply and License Agreement) from Mayne Pharma and (ii) the filing by us of an IND with FDA related to the study of SUBA-Itraconazole for the treatment of prostate cancer and the FDA’s clearance of the IND, we will consider extending Mr. Hasara’s employment and negotiating in good faith an employment agreement with Mr. Hasara that would be on substantially similar terms as the Prior Hasara Employment Agreement (subject to the mutual agreement of Mr. Hasara and us).

Pursuant to the New Hasara Employment Agreement, Mr. Hasara will earn a base salary of $225,000 per annum (his prior salary level), payable in accordance with our regular payroll practices. Mr. Hasara will also receive a cash bonus for the fiscal year ended December 31, 2018 ($67,500 approved in February 2019 and payable by March 15, 2019), the amount of such bonus to be determined by our Compensation Committee of the Board of Directors in accordance with the bonus potential under the Prior Hasara Employment Agreement and the Compensation Committee’s determination of corporate objectives met. Mr. Hasara is also eligible for a bonus in cash and/or equity awards for the period covered by the New Hasara Employment Agreement, any such bonus to be granted at the discretion of the Board of Directors or the Compensation Committee. Pursuant the New Hasara Employment Agreement, Mr. Hasara will continue to receive customary benefits. The New Hasara Employment Agreement may be terminated by the Company or by Mr. Hasara, in each case on 30 days’ notice, and we may terminate the New Hasara Employment Agreement immediately for Cause (as such term is defined in the New Hasara Employment Agreement). We shall have no severance payment obligation to Mr. Hasara in the event of any termination of the New Hasara Employment Agreement. The New Hasara Employment Agreement also provides that Mr. Hasara may not compete against us or solicit employees or customers from us for a period of six (6) months after termination of his employment for any reason.

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers, as of December 31, 2018. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2018.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Nicholas J. Virca	310,000	—	—	$0.2722	March 13, 2028	—	—	—	—
Garrison J. Hasara, CPA	260,000	—	—	$0.2722	March 13, 2028	—	—	—	—

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our EIP. On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. At December 31, 2018, the EIP was comprised of 32,583,475 shares. In December 2018, the Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of January 2019, the EIP is comprised of 43,583,475 shares and there are now 13,417,737 shares available for issuance under the EIP (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.

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

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2018 or 2017.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stefan J. Cross	$—	$—	$—	$—	$—	$—	$—
E. Brendan Magrab	$75,000	—	$156,810	—	—	$—	$231,810
Robert D. Martin	$42,500	—	$127,314	—	—	$—	$169,814
Dr. R. Dana Ono	$45,000	—	$127,314	—	—	$—	$172,314
W. Mark Watson, CPA	$50,000	—	$131,714	—	—	$—	$181,714

(1)	Options awarded to directors during the twelve months ending December 31, 2018 included compensation for 2017 and 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 7, 2019, by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated. Unless otherwise indicated, the address for each person listed below is in care of HedgePath Pharmaceuticals, Inc., 4830 W. Kennedy Blvd, Suite 600, Tampa, Florida 33609.

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock(1)
Mayne Pharma Ventures Pty Ltd.(2)	248,244,247	59.1%
Hedgepath, LLC(3)	89,877,638	23.6%
Nicholas J. Virca(4)	9,037,519	2.4%
Garrison J. Hasara, CPA(5)	4,219,044	1.1%
Stefan J. Cross(6)	—	*
Dr. R. Dana Ono(7)	912,000	*
W. Mark Watson, CPA(8)	2,082,600	*
E. Brendan Magrab(9)	410,000	*
Robert D. Martin(10)	369,000	*
All directors and executive officers as a group (7 persons)	17,030,163	4.6%

*	Less than 1%
(1)

Applicable percentages are based on 370,446,185 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Includes 198,653,051 shares of our common stock, 17,391,306 shares of common stock upon conversion of Series B Preferred Stock, and warrants to purchase 32,199,890 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia.

(3)

Includes 79,627,069 shares of our common stock and a warrant to purchase 10,250,569 shares of our common stock. Our former Corporate Secretary, James A. McNulty, CPA, has sole voting and dispositive power over the securities held by Hedgepath, LLC. The address for Hedgepath, LLC is 324 S. Hyde Park Avenue, Suite 350, Tampa, FL 33606.

(4)

Mr. Virca is our Chief Executive Officer and President. Includes 8,727,519 shares of our common stock and 310,000 vested stock options. Mr. Virca’s address is c/o HedgePath Pharmaceuticals at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(5)

Mr. Hasara is our Chief Financial Officer and Treasurer. Includes 3,959,044 shares of our common stock and 260,000 vested stock options. Mr. Hasara’s address is c/o HedgePath Pharmaceuticals at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(6)	Mr. Cross is a director of our company. Mr. Cross’ address is c/o Mayne Pharma at Level 1, 99 King Street, Melbourne, Victoria 3000, Australia.
(7)

Dr. Ono is a director of our company. Includes 453,000 shares of our common stock and 459,000 vested stock options. Dr. Ono’s address is c/o HedgePath Pharmaceuticals at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(8)

Mr. Watson is a director of our company. Includes 1,053,600 shares of our common stock, warrants to purchase 500,000 shares of our common stock, and 529,000 vested stock options. Mr. Watson’s address is c/o HedgePath Pharmaceuticals at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(9)

E. Brendan Magrab is the Chairman and a director of our company. Includes 65,000 shares of our common stock and 345,000 vested stock options. Mr. Magrab’s address is c/o HedgePath Pharmaceuticals at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(10)

Robert D. Martin is a director of our company. Includes 60,000 shares of our common stock and 309,000 vested stock options. Mr. Martin’s address is c/o HedgePath Pharmaceuticals at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We are a party to a number of key related party transactions with Mayne Pharma, which are described below.

On December 17, 2018 (the “Effective Date”), we entered into the following related agreements (collectively, the “Transaction Documents”): (i) an agreement, by and among us, Mayne Pharma and Mayne Pharma International Pty Ltd (“Mayne Pharma International”) (the “Agreement”), (ii) Third Amended and Restated Supply and License Agreement, dated December 17, 2018, by and between us and Mayne Pharma (referred to in this Item 13 as the “Third Amended SLA”) and (iii) Amended and Restated Sublicense Agreement, by and between the us and Mayne Pharma International, which amends and restates that certain Sublicense Agreement, dated August 31, 2015, between us and Mayne Pharma International, as amended (referred to in this Item 13 as the “Amended and Restated Sublicense Agreement”). In addition, pursuant to the terms of the Agreement, we and Mayne Pharma agreed to the terms and provisions of an Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of Company (the “Amended and Restated COD”), which amends and restates the Certificate of Designation of Series B Convertible Preferred Stock of the Company, dated January 8, 2018 (as corrected, the “Original COD”), to remove certain features thereof as described below. As of the Effective Date, all outstanding shares of Series B Preferred Stock are held by Mayne Pharma. Mayne Pharma owns approximately 54.4% of our equity securities on a fully-diluted basis and beneficially owned 59.1% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock) as of the date of this Report.

The Transaction Documents resulted from negotiations regarding the existing right of Mayne Pharma under the Second Amended and Restated Supply and License Agreement with Mayne Pharma, dated as of May 15, 2015 (as amended through the Effective Date, the “Second Amended SLA”) to elect to assume control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS after December 31, 2018 in exchange for a royalty on any future net sales if a NDA for SUBA-Itraconazole BCCNS was not accepted for filing by the FDA by December 31, 2018 (subject to limited extension if the NDA were filed in December 2018). Based on unforeseen requirements imposed by FDA in September 2018, we determined that it would be unable to responsibly file the SUBA-Itraconazole BCCNS NDA by this deadline, and thus we commenced negotiations with Mayne Pharma to transfer SUBA-Itraconazole BCCNS in advance of December 31, 2018 on negotiated terms deemed beneficial to our company.

The Transaction Documents were negotiated and approved on behalf of the Company by a special committee of disinterested, independent members of our Board of Directors which was formed on October 26, 2018 for such purpose. The special committee consisted of W. Mark Watson (serving as Chairman), R. Dana Ono and Robert Martin, who are each disinterested with respect to Mayne Pharma.

Agreement

Pursuant to the terms of the Agreement, on December 18, 2018, Mayne Pharma (in its capacity as the holder of more than 50% of our outstanding voting securities) executed and delivered to us a written stockholder consent in lieu of a special meeting of the stockholders of our company (the “Stockholder Consent”) which consented to the taking of the following actions:

•	the adoption of the Amended and Restated COD;

•

the election of each E. Brendan Magrab, W. Mark Watson, Dr. R. Dana Ono, Stefan J. Cross and Robert D. Martin (each a current member of our Board of Directors) to serve on the Board of Directors for a one-year term that expires at the next annual meeting of our stockholders or until his earlier death, resignation or removal; and

•	the approval of an increase in the size of the EIP by 11,000,000 shares of common stock from 32,583,475 shares to 43,583,475 shares.

In addition, pursuant to the Agreement, for the period beginning on the Effective Date and ending three (3) years from the Effective Date, in the event that we asks our stockholders (whether at a meeting of stockholders or pursuant to a written consent of stockholders) to vote on or approve a proposal to effect a reverse split of our capital stock for the purpose of uplisting our common stock to a U.S. national securities exchange (a “Reverse Stock Split Proposal”), Mayne Pharma (on behalf of itself and its affiliates) has agreed to vote or cause to be voted (in person, by proxy or by action by written consent, as applicable) all shares of our voting capital stock that either Mayne Pharma then owns or over which Mayne Pharma has voting control in favor of the adoption and approval of any such Reverse Stock Split Proposal. The Agreement further provides that the Reverse Stock Split Proposal may take the form of an authorization based on a range of ratios for the reverse stock split, with authority being granted to our Board of Directors (or a designated committee thereof) to determine the final ratio of the reverse stock split, provided such range is reasonable in connection with the uplisting of the common stock to a U.S. national securities exchange. No assurances are given that we will seek an uplisting to a U.S. national securities exchange or implement a reverse stock split of our common stock.

Also, pursuant to the Agreement, Mayne Pharma consented and agreed (under the terms of agreements previously executed with us) to an increase in the number of shares of common stock that the Company may issue under the EIP to 17,624,000 shares from the current limit of 6,624,000 shares, with the agreement and understanding that such increase will be utilized by us during the period from the Effective Date through December 31, 2021.

Third Amended and Restated Supply and License Agreement

Pursuant to the Third Amended SLA, as of the Effective Date, Mayne Pharma has assumed control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS and immediately assumed responsibility for all expenses related to exploiting the SUBA-Itraconazole product for basal cell carcinoma nevus syndrome, provided that we continue to be responsible for all liabilities related to the product in the United States prior to the Effective Date. The Third Amended SLA continues in effect on an exclusive basis in United States on substantially the same terms as were provided for under the Second Amended SLA, except as described below.

In connection with the transfer of the SUBA-Itraconazole BCCNS clinical data and regulatory rights to Mayne Pharma:

•

Mayne Pharma has agreed to pay us a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States (the “Royalty”), from which certain royalties owed by us to Mayne Pharma for access to certain patents would be funded.

•	Mayne Pharma has agreed to advance funds to us in an aggregate amount of up to $5 million (each, an “Advance”, and collectively, the “Advances”) on the following terms and conditions:

•	on the Effective Date, Mayne Pharma made an Advance to us of $500,000;

•

within three (3) business days following the completion of the agreed upon activities associated with transferring the SUBA-Itraconazole BCCNS product to Mayne Pharma, Mayne Pharma made an Advance to the Company of $1,000,000 (subsequently received in January 2019);

•

if, and only if, our SUBA-Itraconazole BCCNS Phase 2(b) clinical trial data have been provided to Mayne Pharma in all material respects so as to allow Mayne Pharma to assume control of SUBA-Itraconazole BCCNS in the United States, upon the earlier of June 30, 2019 or the acceptance for filing by FDA of an NDA for the SUBA-Itraconazole BCCNS, Mayne Pharma must make an Advance to the Company of $1,500,000; and

•

If we raise aggregate gross proceeds of more than $3 million from the sale of new common stock, preferred stock equity subordinate to the preferred stock held by Mayne Pharma or warrants (“New Securities”) to third parties in one or more equity financings by June 30, 2021 (the “Equity Funding Achievement”), we may request additional Advances of up to an amount equal to $2 million less the amount of aggregate gross proceeds received by us from Mayne Pharma from the sale of New Securities if Mayne Pharma elects to participate in such equity financings pursuant to contractual pro rata participation rights contained in the Third Amended SLA.

•

The field covered by the Third Amended SLA was amended to specifically include only the following indications: (i) any prostate cancer, prostatic intraepithelial neoplasia and benign prostatic hyperplasia, (ii) any lung cancer and atypical adenomatous hyperplasia, and (iii) familial adenomatous polyposis, colorectal polyps and Barett’s esophagus (the licensed field). Our continued right to work on these indications will no longer be tied to the achievement of clinical or commercial target dates as they were under the Second Amended SLA.

•

Mayne Pharma will continue to provide quantities of SUBA-Itraconazole drug and placebo oral capsules without charge for our SUBA Itraconazole prostate clinical studies and for future indications as agreed to by the parties.

•

Pursuant to the Third Amended SLA, unlike under the Second Amended SLA, Mayne Pharma has licensed to the Company the right to use all pre-clinical or clinical trial or other data generated or owned by Mayne Pharma related to the Product anywhere in the world for its activities under the Third Amended SLA.

The Advances are structured as advances against the future Royalty, if any, owed by Mayne Pharma to us; provided that if SUBA-Itraconazole BCCNS is not approved in the U.S. by December 31, 2023, Mayne Pharma may convert such Advances into shares of our common stock based on a ten percent (10%) discount to the then current market value of the common stock. With respect to each Advance made by Mayne Pharma prior to the receipt of FDA approval of an NDA for SUBA-Itraconazole BCCNS, each $0.75 increment of each such Advance will be credited and set off against each $1.00 increment of Royalty owed to us, and with respect to each Advance made by Mayne Pharma following the receipt of FDA approval of an NDA for SUBA-Itraconazole BCCNS, each $0.85 increment of each such Advance will be credited and set off against each $1.00 increment of Royalty owed to us.

In addition, if, prior to June 30, 2021, we have not fulfilled the Equity Funding Achievement, Mayne Pharma will have the right to satisfy all of its remaining Royalty obligations by making a single lump sum payment to us in an amount equal to seventy percent (70%) of the fair market value of the remaining royalties payable to us as determined by an independent appraisal process.

Also, for so long as the Third Amended SLA is in effect, we must seek the prior written consent of Mayne Pharma before we dispose of the whole or a substantial part of our assets, operations or business, such consent not to be unreasonably withheld, conditioned or delayed. In addition, we must notify Mayne Pharma before we undergo any change in its direct or indirect Control (as defined below). If, acting reasonably, Mayne Pharma considers that such change will have a material, negative impact on its rights under the Third Amended SLA, Mayne Pharma may terminate the Third Amended SLA by giving written notice to us; provided, however, that we will not be deemed to have undergone a change in its direct or indirect Control if Mayne Pharma ceases to own more than 50% of the outstanding voting power of our company solely as a result of (i) our issuance of securities in an equity financing with respect to which Mayne Pharma has preemptive or similar contractual rights to participate on the same terms and conditions as investors in the financing and (ii) Mayne Pharma’s election not to participate in such financing on the same terms and conditions as investors in the financing. For purposes of the Third Amended SLA, the term “Control” means having the power to exercise or control the right to vote attached to 50% or more of the issued voting equity in that party, to appoint one half or more of the directors to the board of directors, or the managers as applicable, of the party, or to determine substantially the conduct of the party’s business activities.

The Third Amended SLA also gives Mayne Pharma the right to convert the rights licensed to us from Mayne Pharma under the Third Amended SLA to a non-exclusive license, and to take a non-exclusive license to our pre-clinical or clinical trial or other data to exploit in the licensed field in the United States, if the FDA has not approved an NDA filed by us for SUBA-Itraconazole in part of the licensed field within eight (8) years from the Effective Date.

Amended and Restated Sublicense Agreement

The Amended and Restated Sublicense Agreement amends and replaces a similar agreement entered into between us and Mayne Pharma International, dated as of May 15, 2015, under which Mayne Pharma International sublicensed to us the exclusive U.S. rights to two certain third-party patents relating to the use of itraconazole as a treatment for cancer and age-related macular degeneration. The Amended and Restated Sublicense Agreement amends the required payments to Mayne Pharma for certain development-related milestone payments related to SUBA-Itraconazole BCCNS and allows for the termination of the Amended and Restated Sublicense Agreement if the Third Amended SLA expires or is terminated.

January 2018 Series B Preferred Stock Purchase Agreement

On January 8, 2018, we entered into a definitive securities purchase agreement (the “Purchase Agreement”) with Mayne Pharma, pursuant to which Mayne Pharma agreed to purchase from us, and we agreed to issue to Mayne Pharma (over three closings as described further below, each referred to as a Closing):

(i)

up to 7,246,377 shares of our Series B Preferred Stock at $0.69 per share of Series B Preferred Stock (with each share of Series B Preferred Stock being convertible into three (3) shares of our common stock for an effective price per share of common stock of $0.23), for potential gross proceeds of $5,000,000;

(ii)

Series A warrants (the “Series A Warrants”) to purchase up to an aggregate 5,434,783 shares of common stock, with a two-year term from the date of issuance and an exercise price per share of $0.23; and

(iii)

Series B warrants (the “Series B Warrants”) to purchase up to an aggregate of 5,434,783 shares of common stock, with a five-year term from the date of issuance and an exercise price per share of $0.275 (which we refer to together with the Series A Warrants as, the “Warrants”).

The transactions contemplated by the Purchase Agreement are referred to herein as the Financing. The Financing contemplated three Closings, as follows:

(i)	$2.4 million was funded at an initial closing of the Financing that occurred on January 10, 2018;

(ii)	$1.6 million was funded on July 5, 2018; and

(iii)	$1.0 million may be funded on or before December 31, 2018 (the “Third Closing”) did not occur.

The funding of the Third Closing was conditioned upon the acceptance of filing by the FDA of our NDA for SUBA Itraconazole BCCNS. We entered into the Agreement, Third Amended SLA and Amended and Restated Sublicense Agreement because this milestone was not going to be achieved.

Under the Purchase Agreement, Mayne Pharma has been afforded certain demand and “piggyback” rights to cause us to register the shares of common stock underlying the Series B Preferred Stock and the Warrants for public resale; provided, however, that such rights shall only become effective and exercisable from and after the termination of the Second Amended SLA.

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

Mayne Pharma owns approximately 54.4% of our equity securities on a fully-diluted basis and beneficially owns approximately 59.1% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock) as of the date of this filing.

Equity Holders Agreement

On June 24, 2014, we, Mayne Pharma, Hedgepath, LLC, Dr. Francis O’Donnell and Mr. Virca (who for these purposes we refer to together as the Equity Holder Parties) entered into an Amended and Restated Equity Holders Agreement. On May 15, 2015, the Equity Holder Parties entered into the Second Amended and Restated Equity Holders Agreement. The Equity Holders Agreement governs the rights and obligations of each of the parties as they pertain to our securities and to the present and future governance of our company. Pursuant to the Equity Holders Agreement:

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

•

The Equity Holder Parties agree to use diligent good faith efforts to ensure that the Board of Directors continues to consist of a majority of “Independent Directors” (as defined in the Equity Holders Agreement) until such time as (i) a single stockholder (not acting as part of a “group”) of our company owns greater than ninety percent (90%) of our common stock or (ii) only for so long as Mayne Pharma holds at least forty percent (40%) of our outstanding common stock, there is a material breach of any document relating to the transactions by and among the Equity Holder Parties on May 15, 2015 other than by Mayne Pharma, and Mayne Pharma has not otherwise nominated, designated, elected or appointed a majority of the directors on the Board of Directors (we collectively refer to this breach as the Material Breach Condition);

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

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2018 and 2017 totaled $65,000 and $70,000, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services were $1,750 related to our S-1 filings for both the years ended December 31, 2018 and December 31, 2017.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2018 and 2017 totaled $4,600 and $6,300, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock (2)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (3)

3.4	Second Amended and Restated Bylaws of the Company (4)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation (5)

3.6	Amended and Restated Certificate of Designation of Series B Preferred Stock of the Company, dated February 1, 2019 (6)

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (7)

4.2	Form of Warrant issued in the 2016 Private Placement (8)

4.3	Form of Warrant issued in the January 2018 Series B Preferred Stock Financing (9)

10.1	Amended and Restated Equity Holders Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (10)+

10.2	Amendment No. 1 to Amended and Restated Equity Holders Agreement, dated December 17, 2015, Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC., Nicholas J. Virca and Frank O’Donnell (11)

10.3	Employment Letter Agreement, dated December 31, 2018, between the Company and Nicholas J. Virca (12)

10.4	Employment Letter Agreement, dated December 31, 2018, between the Company and Garrison J. Hasara (12)

10.5	Third Amended and Restated Supply and License Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company *^

10.6	Amended and Restated Sublicense Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company *^

10.7	Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company *

10.8	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc. (10)+

10.9	Securities Purchase Agreement, dated January 8, 2018, between the Company and Mayne Pharma (9)

14	Code of Ethical Conduct (13)

23.1	Consent of Cherry Bekaert LLP *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

Exhibit No.	Description

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
^	Confidential treatment has been requested for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed with Form 8-K, dated August 16, 2013.
(2)	Previously filed with Form 8-K, dated September 10, 2013.
(3)	Previously filed with Form S-1/A on July 22, 2015.
(4)	Previously filed with Form 8-K, dated May 21, 2015.
(5)	Previously filed with Form 8-K, dated May 26, 2016.
(6)	Previously filed with Definitive Information Statement, filed on January 8, 2019.
(7)	Previously filed with Form 8-K, dated June 30, 2014.
(8)	Previously filed with Form 8-K, dated April 15, 2016.
(9)	Previously filed with Form 8-K, dated January 11, 2018.
(10)	Previously filed with Form 10-Q on August 14, 2015.
(11)	Previously filed with Form 8-K, dated December 22, 2016.
(12)	Previously filed with Form 8-K, dated December 31, 2018.
(13)	Previously filed with Form 10-K on February 13, 2015.

Item 16.	Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

HEDGEPATH PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HedgePath Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HedgePath Pharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 7, 2019

HEDGEPATH PHARMACEUTICALS, INC.

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,108,713	$344,113
Prepaid expenses	41,296	61,655
Deposit	—	250,000

Total current assets	1,150,009	655,768
Other long-term assets	82,992	112,284

Total assets	$1,233,001	$768,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384,829	$534,956
Dividends payable, related party	99,945	—
Other liabilities	215,876	66,533

Total current liabilities	700,650	601,489
Deferred revenue, related party	500,000	—

Total liabilities	1,200,650	601,489

Commitments and contingencies	—	—

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 and -0- shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	3,960,866	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding (Note 5)	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 370,084,064 and 369,599,266 shares issued and outstanding in 2018 and 2017, respectively	37,008	36,960
Additional paid-in capital	49,015,120	48,403,523
Accumulated deficit	(52,980,643)	(48,273,920)

Total stockholders’ equity	32,351	166,563

Total liabilities and stockholders’ equity	$1,233,001	$768,052

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,
	2018	2017
Revenues:	$—	$—

Total revenues	—	—

Expenses:
Research and development	2,633,567	2,227,589
General and administrative	1,930,690	2,891,442

Total expenses	4,564,257	5,119,031

Loss from operations	(4,564,257)	(5,119,031)
Interest income	14,027	17,866

Net loss	$(4,550,230)	$(5,101,165)
Preferred stock dividend	(156,493)	—

Net loss applicable to common shareholders	(4,706,723)	(5,101,165)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	369,812,939	366,622,107

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock–Series B		Common Stock			Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balances, January 1, 2017	—	—	353,447,172	$35,345	$50,167,372	$(43,172,755)	$7,029,962
Issuance of common stock upon warrant exercise	—	—	412,500	41	49,459	—	49,500
Issuance of common stock in payment of vested restricted stock units, net	—	—	15,739,594	1,574	(3,679,301)	—	(3,677,727)
Stock-based compensation	—	—	—	—	1,865,993	—	1,865,993
Net loss	—	—	—	—	—	(5,101,165)	(5,101,165)

Balances, December 31, 2017	—	—	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563

Sale of Preferred Stock and common stock warrants to related party, net	5,797,102	3,960,866	—	—	—	—	3,960,866
Issuance of common stock upon warrant exercise	—	—	100,000	10	11,990	—	12,000
Issuance of common stock for payment of dividends on Preferred Stock	—	—	184,798	18	56,529	—	56,547
Stock based compensation			75,000	7	543,091	—	543,098
Issuance of common stock in payment of vested restricted stock units, net	—	—	125,000	13	(13)	—	—
Preferred stock dividends						(156,493)	(156,493)
Net loss	—	—	—	—	—	(4,550,230)	(4,550,230)

Balances, December 31, 2018	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss	$(4,550,230)	$(5,101,165)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	543,098	1,865,993
Changes in assets and liabilities:
Prepaid expenses and other assets	299,651	28,734
Accounts payable and other current liabilities	(785)	293,356

Net cash flows used in operating activities	(3,708,266)	(2,913,082)

Financing activities:
Net settlement in connection with the issuance of shares associated with underlying Restricted Stock Units	—	(3,677,727)
Advances of royalties, related party	500,000	—
Proceeds from exercise of common stock warrants	12,000	49,500
Proceeds from the sale of Preferred Stock and common stock warrants, related party, net	3,960,866	—

Net cash provided by (used in) from financing activities	4,472,866	(3,628,227)

Net increase(decrease) in cash and cash equivalents	764,600	(6,541,309)
Cash and cash equivalents at beginning of year	344,113	6,885,422

Cash and cash equivalents at end of year	$1,108,713	$344,113

Supplemental disclosure of non-cash financing activities:

Fair value of shares withheld with net settlement transaction (Note 5)	$—	$3,677,727

Issuance of common stock for payment of Preferred Stock dividend	$56,547	$—

Accrued, but unpaid dividends	$99,946	$—

See notes to financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Nature of the Business

The Company is a pharmaceutical development company that is seeking to discover, develop and commercialize innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. The Company may also explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s current focus is on the development of therapies for lung and prostate cancers in the U.S. market after licensing its initial indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome to Mayne Pharma in December 2018.

The Company’s primary proposed therapy is based upon the use of SUBA-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. SUBA-Itraconazole is licensed to the Company on an exclusive basis in the United States in the field of certain cancers (including prostate and lung cancer) and certain non-cancerous proliferation disorders. The licensor of this technology is the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd (“Mayne Pharma”).

The Company demonstrated in its previous Phase 2(b) trial in Basal Cell Carcinoma Nevus Syndrome (“BCCNS”) that the dosing of oral capsules of SUBA-Itraconazole affects the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.

Overview of December 2018 Transactions with Mayne Pharma

On December 17, 2018 (the “Effective Date”), the Company entered into the following related agreements (collectively, the “Transaction Documents”):

•	An agreement, by and among the Company, and Mayne Pharma, and Mayne Pharma International, an affiliate of Mayne Pharma (the “Agreement”);

•

The Third Amended and Restated Supply and License Agreement with Mayne Pharma (the “Third Amended SLA”), which amended and restated the Company’s Second Amended and Restated Supply and License Agreement with Mayne Pharma, dated as of May 15, 2015 (as amended immediately prior to the Effective Date, the “Second Amended SLA”); and

•

Amended and Restated Sublicense Agreement, by and between the Company and Mayne Pharma International, which amends and restates that certain Sublicense Agreement, dated August 31, 2015, between the Company and Mayne Pharma International, as amended.

In addition, pursuant to the terms of the Agreement, the Company and Mayne Pharma agreed to vote in favor of the adoption of an Amended and Restated Certificate of Designation (“the Amended and Restated COD”) for the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which amended and restated the terms of the Series B Preferred Stock (originally issued to Mayne Pharma on January 8, 2018) to remove the redemption rights of the Series B Preferred Stock as described below. As of the Effective Date and at December 31, 2018, all 5,797,102 outstanding shares the Series B Preferred Stock are held by Mayne Pharma.

The Transaction Documents resulted from negotiations regarding the existing right of Mayne Pharma under the Second Amended SLA to elect to assume control of the regulatory and clinical development program for SUBA-Itraconazole for the treatment of

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Corporate overview (continued):

BCCNS (such product candidate “SUBA-Itraconazole BCCNS”) in exchange for a royalty on any future net sales of SUBA-Itraconazole BCCNS by Mayne Pharma in the United States if and FDA New Drug Application (“NDA”) was not accepted for filing by FDA by December 31, 2018 (subject to limited extension if the NDA were filed in December 2018). Based on unforeseen requirements imposed by FDA in September 2018, the Company determined that it would be unable to responsibly file the SUBA-Itraconazole BCCNS NDA by this deadline, and thus the Company commenced negotiations with Mayne Pharma to transfer SUBA-Itraconazole BCCNS in advance of December 31, 2018 on negotiated terms deemed beneficial to the Company.

The Transaction Documents were negotiated and approved on behalf of the Company by a special committee of disinterested, independent members of the Company’s Board of Directors (the “Board”) which was formed on October 26, 2018 for such purpose. The special Board committee consisted of three members of the Board who were each disinterested with respect to Mayne Pharma.

December 2018 Agreement with Mayne Pharma

Pursuant to the terms of the Agreement, on the Effective Date, Mayne Pharma (in its capacity as the holder of more than 50% of the outstanding voting securities of the Company) executed and delivered to the Company a stockholder consent which consented to the taking of the following actions: (a) the adoption of the Amended and Restated COD; (b) the election of each E. Brendan Magrab, W. Mark Watson, Dr. R. Dana Ono, Stefan J. Cross and Robert D. Martin (each a current member of the Board) to serve on the Board for a one-year term that expires at the next annual meeting of the Company’s stockholders or until his earlier death, resignation or removal; and (c) the approval of an increase in the size of the Company’s 2014 Equity Incentive Plan (the “EIP”) by 11,000,000 shares of common stock from 32,583,475 shares to 43,583,475 shares.

In addition, pursuant to the Agreement, for the period beginning on the Effective Date and ending three (3) years from the Effective Date, in the event that the Company asks its stockholders (whether at a meeting of stockholders or pursuant to a written consent of stockholders) to vote on or approve a proposal to effect a reverse split of the Company capital stock for the purpose of uplisting the common stock to a U.S. national securities exchange (a “Reverse Stock Split Proposal”), Mayne Pharma (on behalf of itself and its affiliates) agreed to vote or cause to be voted (in person, by proxy or by action by written consent, as applicable) all shares of the Company’s voting capital stock that either Mayne Pharma then owns or over which Mayne Pharma has voting control in favor of the adoption and approval of any such Reverse Stock Split Proposal. No assurances are given that the Company will seek an uplisting to a U.S. national securities exchange or implement a reverse stock split of its common stock.

Also, pursuant to the Agreement, Mayne Pharma consented and agreed (under the terms of agreements previously executed with the Company) to an increase in the number of shares of common stock that the Company may issue under the EIP to 17,624,000 shares from the current limit of 6,624,000 shares, with the agreement and understanding that such increase will be utilized by the Company during the period from the Effective Date through December 31, 2021.

December 2018 – Third Amended and Restated Supply and License Agreement with Mayne Pharma

Pursuant to the Third Amended SLA, as of the Effective Date, Mayne Pharma assumed control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS and immediately assumed responsibility for all expenses related to exploiting the SUBA-Itraconazole product in the BCCNS field, provided that the Company continues to be responsible for all liabilities related to the product in the United States prior to the Effective Date. The Third Amended SLA will continue in effect on an exclusive basis in the United States on substantially the same terms as were provided for under the Second Amended SLA, except as described below.

In consideration of the transfer to Mayne Pharma of the SUBA-Itraconazole BCCNS clinical data and regulatory rights, the Company will receive the following consideration:

(a)

a 9% quarterly cash royalty (the “Royalty”) on future net sales, if any, of SUBA-Itraconazole product in the BCCNS field in the United States, from which certain royalties owed by the Company to Mayne Pharma for access to certain patents would also be funded.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Corporate overview (continued):

(b)	Mayne Pharma’s agreement to advance funds to the Company in an aggregate amount of up to $5 million on the following terms and conditions:

(i)	As of the Effective Date, Mayne Pharma shall make an Advance to the Company of $500,000; the Company received this first Advance on December 18, 2018;

(ii)

Within three (3) business days following the completion of the agreed upon activities associated with transferring the SUBA-Itraconazole BCCNS product to Mayne Pharma, Mayne Pharma must make an Advance to the Company of $1 million; the Company received this Advance in January 2019;

(iii)

If, and only if, the Company’s Phase 2(b) clinical trial data have been provided to Mayne Pharma in all material respects so as to allow Mayne Pharma to assume control of SUBA-Itraconazole BCCNS in the United States, upon the earlier of June 30, 2019 or the acceptance for filing by FDA of an NDA for the SUBA-Itraconazole BCCNS, Mayne Pharma must make an Advance to the Company of $1,500,000; and

(iv)

If the Company raises aggregate gross proceeds of more than $3 million from the sale of new common stock, preferred stock equity subordinate to the Series B Preferred Stock held by Mayne Pharma or warrants to third parties (“New Securities”) in one or more equity financings by June 30, 2021 (the “Equity Funding Achievement”), the Company may request additional Advances of up to an amount equal to $2 million less the amount of aggregate gross proceeds received by the Company from Mayne Pharma from the sale of New Securities if Mayne Pharma elects to participate in such equity financings pursuant to contractual pro rata participation rights contained in the Third Amended SLA.

(c)

The field covered by the Third Amended SLA was amended to specifically include only the following indications: (i) any prostate cancer, prostatic intraepithelial neoplasia and benign prostatic hyperplasia, (ii) any lung cancer and atypical adenomatous hyperplasia, and (iii) familial adenomatous polyposis, colorectal polyps and Barett’s esophagus (the “Field”). The Company’s work on these indications will no longer be tied to the achievement of clinical or commercial target dates as they were under the Second Amended SLA.

(d)

Mayne Pharma will continue to provide quantities of SUBA-Itraconazole drug and placebo oral capsules without charge for the Company’s SUBA-Itraconazole Prostate clinical studies and for future indications as agreed to by the parties.

(e)

Pursuant to the Third Amended SLA, Mayne Pharma has licensed to the Company the right to use all pre-clinical or clinical trial or other data generated or owned by Mayne Pharma related to SUBA-Itraconazole anywhere in the world for its activities under the Third Amended SLA.

With respect to each Advance made by Mayne Pharma prior to the receipt of FDA approval of an NDA for SUBA-Itraconazole BCCNS, each $0.75 increment of each such Advance will be credited and set off against each $1.00 increment of Royalty owed to the Company, and with respect to each Advance made by Mayne Pharma following the receipt of FDA approval of an NDA for SUBA-Itraconazole BCCNS, each $0.85 increment of each such Advance will be credited and set off against each $1.00 increment of Royalty owed to the Company. In addition, if, prior to June 30, 2021, the Company has not fulfilled the Equity Funding Achievement, Mayne Pharma shall have the right to satisfy all of its remaining Royalty obligations by making a single lump sum payment to the Company in an amount equal to seventy percent (70%) of the fair market value of the remaining royalties payable to the Company as determined by an independent appraisal process. The Third Amended SLA also gives Mayne Pharma the right to convert the Company’s rights licensed from Mayne Pharma under the Third Amended SLA to a non-exclusive license if the FDA has not approved an NDA filed by the Company for the Product in part of the Field within eight (8) years from the Effective Date.

December 2018 Amended and Restated Sublicense Agreement

The Amended and Restated Sublicense Agreement amends and replaces a similar agreement entered into between the Company and Mayne Pharma International, dated as of May 15, 2015, under which Mayne Pharma International sublicensed to the Company the exclusive U.S. rights to two certain third-party patents relating to the use of itraconazole as a treatment for cancer and age-related macular degeneration. The Amended and Restated Sublicense Agreement amends the required payments to Mayne Pharma for certain development-related milestone payments related to SUBA-Itraconazole BCCNS and allows for the termination of the Amended and Restated Sublicense Agreement if the Third Amended SLA expires or is terminated.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Corporate overview (continued):

January Series B Preferred Stock Purchase Agreement

On January 8, 2018, the Company entered into a Securities Purchase Agreement with Mayne Pharma (the “Securities Purchase Agreement”), pursuant to which Mayne Pharma agreed to purchase from the Company, and the Company agreed to issue to Mayne Pharma (over three closings as described further below):

(i)

up to 7,246,377 shares of the Company’s then newly designed Series B Preferred Stock at $0.69 per share of Series B Preferred Stock (with each share of Series B Preferred Stock being convertible into three (3) shares of the Company’s common stock for an effective price per share of common stock of $0.23), for potential gross proceeds of $5,000,000;

(ii)	Series A Warrants to purchase up to an aggregate 5,434,783 shares of common stock, with a two-year term from the date of issuance and an exercise price per share of $0.23; and

(iii)

Series B Warrants to purchase up to an aggregate of 5,434,783 shares of common stock, with a five-year term from the date of issuance and an exercise price per share of $0.275 (together with the Series A Warrants, the “Warrants”).

The transactions contemplated by the Purchase Agreement are referred to herein as the “Financing.” The Financing contemplated three closings (each, a “Closing”), as follows:

(i)	$2.4 million was funded at an initial closing of the Financing that occurred on January 10, 2018 (the “Initial Closing”);

(ii)	$1.6 million was funded in July 2018 (the “Second Closing”); and

(iii)	$1.0 million that was to be funded on or before December 31, 2018 (or the “Third Closing”) did not occur.

The funding of the Third Closing was conditioned upon the acceptance of filing by the FDA of the Company’s NDA for SUBA-Itraconazole BCCNS, which did not occur.

Terms of the Series B Preferred Stock

The Series B Preferred Stock carries the following provisions:

Price Per Share. The purchase price for each share of Series B Preferred Stock was $0.69 (which is equal to three times (3x) the Conversion Price (as defined below)) (the “Per Share Price”). An applicable number of shares of Series B Preferred Stock was issued at the Initial and Second Closing based on the Per Share Price.

Dividends. The shares of Series B Preferred Stock accrue dividends at a rate of 5% of the Per Share Price per annum per share. Dividends are paid semi-annually as of June 30 (with a payment date of July 15) and December 31 (with a payment date of January 15) each year. The Company has the option in its discretion to pay dividends in cash or shares of common stock. If the Company elects to pay dividends in shares of common stock, the number of shares to be paid being calculated by dividing (i) the principal value of the dividend to be paid by (ii) the 6-month volume-weighted average price of the common stock prior to the measurement date (being 31 December, or 30 June) of the applicable year.

Voluntary and Mandatory Conversion. The shares of Series B Preferred Stock issued with the Initial and Second Closing will be convertible as provided for below into an aggregate of 17,391,306 shares of common stock based on a conversion price per share of $0.23 (the “Conversion Price”). Each share of Series B Preferred Stock is convertible into three (3) shares of common stock at any time at the election of Mayne Pharma at a price per share equal to the Conversion Price. The Conversion Price is subject to customary stock-based, but not price-based, anti-dilution protection. Each share of Series B Preferred Stock automatically converts into three (3) shares of common stock based on the Conversion Price upon the approval by the FDA of an NDA for any SUBA-based therapeutic under the Third Amended SLA, pursuant to the Amended and Restated COD.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Corporate overview (continued):

Voting. With respect to its shares of Series B Preferred Stock, Mayne Pharma shall be entitled to vote together with the holders of common stock as a single class the number of votes Mayne Pharma would have if the Series B Preferred Stock were converted into common stock.

Redemption. On or after the five (5) year anniversary of the Initial Closing, Mayne Pharma had the right to cause the Company to redeem all (but not less than all) of the outstanding shares of Series B Preferred Stock for a price per share equal to the Per Share Price plus any accrued but unpaid dividends on such shares. However, pursuant to the Amended and Restated COD, the redemption rights were removed.

Terms of the Warrants

The Warrants are divided equally between the Series A Warrants and the Series B Warrants (i.e., with each being exercisable for an aggregate of 5,434,783 shares of common stock if all Closings had occurred), which represents fifty percent (50%) warrant coverage on the shares of common stock underlying the Series B Preferred Stock. The Warrants were issued, pro rata in relation to the total investment in the Series B Preferred Stock, at each Closing. Since the Third Closing did not occur, only 4,347,827 were issued of each the Series A Warrants and the Series B Warrants.

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

2.	Liquidity and management’s plans:

At December 31, 2018, the Company had approximately $1.1 million in cash and cash equivalents. In December 2018, the Company entered into an agreement with Mayne Pharma which will provide $3.0 million in funding by June 30, 2019 and up to an additional $2.0 million if certain conditions are met by June 30, 2021 as discussed in Note 1 above. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the third quarter of 2020. This estimation assumes the Company does not accelerate the development of existing product candidates, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts, and its working capital needs primarily through the following:

•	Proceeds from public and private financings (including, most recently, financings from the Company’s majority shareholder, Mayne Pharma) and, potentially, from strategic transactions;

•	advances from Mayne Pharma of potential future royalties on the SUBA-Itraconazole BCCNS product available under the Third Amended SLA;

•	royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon approval by FDA (after earned royalties have been applied to any advances due under the Third Amended SLA)

•	proceeds from the exercise of outstanding warrants previously issued in private financings (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

2.	Liquidity and management’s plans (continued):

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

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. At December 31, 2018, Deferred Revenue consisted of $0.5 million of royalties advanced by Mayne Pharma under the Third Amended SLA. There was no Deferred Revenue at December 31, 2017.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

3.	Summary of Significant Accounting Policies (continued):

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2018, the Company had approximately $0.8 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

In applying the Black-Scholes option pricing model for options issued in March 2018 that vested on the grant date, the assumptions were as follows: expected price volatility of 113.67%; risk-free interest rate of 2.64%; weighted average expected life in years of 5; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in March 2018 that will vest on the anniversary of the grant date, the assumptions were as follows: expected price volatility of 116.59%; risk-free interest rate of 2.64%; weighted average expected life in years of 6; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in June 2018 that will vest on the anniversary of the grant date, the assumptions were as follows: expected price volatility of 112.6%; risk-free interest rate of 2.81%; weighted average expected life in years of 6; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 4 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2018 or 2017.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

4.	Income Taxes:

The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2018	2017
Income taxes benefit computed at statutory rate	$(955,548)	$(1,734,396)
State income tax benefit, net	(188,002)	(176,082)
Change in effective tax rate	—	2,701,758
Other	(24,357)	(369,400)
Change in valuation allowance	1,167,907	(421,880)

Total	$—	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2018	2017
In-process research and development	$736,325	$736,325
Net operating loss carry forward	5,807,112	4,759,727
R&D credit	310,682	211,461
Share-based compensation	33,943	9,424
Other	2,607	5,825

	6,890,669	5,722,762

Less: valuation allowance	(6,890,669)	(5,722,762)

Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2018 and 2017, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

The Company has a federal net operating loss (“NOLs”) of approximately $23.1 million as of December 31, 2018. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $23.1 million as of December 31, 2018. The loss carryforwards began to expire in 2018.

5.	Stockholders’ Equity:

Employee Stock Plans

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI. There are no options outstanding under this plan.

On July 18, 2014, the EIP was adopted by the Company’s Board of Directors. On September 30, 2014, the EIP was approved by the majority of stockholders. The 2014 EIP initially authorized the issuance of up to 32,583,475 shares of the Company’s common stock. An additional 11 million shares were added to the 2014 EIP for a total of 43,583,475 shares pursuant to the Agreement entered into by the Company and Mayne Pharma in December 2018.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

5.	Stockholders’ Equity (continued):

All previously outstanding RSUs vested upon the change in control as a result of Mayne Pharma’s November 2016 warrant exercise, in connection with which Mayne Pharma became the Company’s majority stockholder. On March 8, 2017, 26,541,738 previously vested but unpaid RSUs were settled by issuing shares of common stock. Upon settlement of the RSUs, the Company issued 15,739,594 shares of common stock to employees (including executive officers), current and former Board members, and contractors. Additionally, 10,802,144 shares of common stock, valued at approximately $3.7 million, were withheld from issuance representing estimated income taxes due from the RSU recipients as the fair value of the shares is considered taxable income upon issuance. The Company subsequently remitted to the appropriate taxing authorities in cash both the Company’s tax withholdings and the RSU recipient portions of the tax withholdings in the amount of approximately $3.7 million.

Stock option activity for the years ended December 31, 2017 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggreate Intrinsic Value
Outstanding at January 1, 2017	650,000	$0.24	$97,500
No activity in 2017	—	—

Outstanding at December 31, 2017	650,000	$0.24	$6,500

Granted to Directors and Officers in 2018	2,774,000	$0.29
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2018	3,424,000	$0.28	$0

Options outstanding at December 31, 2018 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.20 - $ 0.25	650,000	7.50	$0.24	$0
$ 0.26 - $ 0.30	1,862,000	9.21	$0.27	$0
$ 0.30 - $ 0.33	912,000	9.46	$0.33	$0

	3,424,000			$0

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

5.	Stockholders’ Equity (continued):

Options exercisable at December 31, 2018 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.20 - $ 0.25	650,000	7.50	$0.24	$0
$ 0.26 - $ 0.30	758,000	9.21	$0.27	$0

	1,408,000			$0

The weighted average grant date fair value of options granted during the year ended December 31, 2018 was $0.24. There were no options granted during the year ended December 31, 2017.

Non-vested stock option activity for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggreate Intrinsic Value
Non-vested at December 31, 2017	—
Granted	2,774,000
Vested	(758,000)
Forfeited	—

Non-vested at December 31, 2018	2,016,000	$0.25	$0

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $543,089 and $1,865,993 in stock-based compensation expense related to stock options for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was unamortized stock-based compensation of approximately $0.1 million.

Preferred Stock Issuances

See Note 1 for discussion of preferred stock issued to Mayne Pharma in 2018.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

5.	Stockholders’ Equity (continued):

Warrants

See Note 1 for discussion of warrants issued in conjunction with the Mayne Pharma Purchase Agreement. See Note 1 for discussion of the warrants issued in connection with the Series B Preferred Stock Purchase Agreement.

Details of the 2017 and 2018 warrant exercises can be found in the chart below:

Year	Warrant Holder	# of Warrants Exercised	Exercise Price	Total Proceeds
2017	May 2016 Financing Investors	412,500	$0.12	$49,500
2018	May 2016 Financing Investors	100,000	$0.12	$12,000

There were 64,868,959 outstanding common stock warrants at December 31, 2018 with a weighted average exercise price of $0.13 and a weighted average remaining life of 2.1 years.

6.	Related party transactions:

The Company has significant contractual agreements with majority stockholder Mayne Pharma as discussed in Note 1 and Note 3. There were no amounts due to or from Mayne Pharma at December 31, 2018.

7.	Legal Proceedings:

The Company is currently not subject to any material legal proceedings. However, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

8.	Subsequent Events:

In January 2019, the Company entered into a 6-month lease for office space in Tampa, Florida related to the relocation of their corporate office beginning February 1, 2019. The monthly rent payment beginning February 1, 2019 is $3,511.

On January 15, 2019, the Company issued 362,121 shares of common stock to Mayne Pharma in payment of the Series B Preferred Stock dividend for the period of July 1, 2018 through December 31, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEDGEPATH PHARMACEUTICALS, INC.

Date: March 7, 2019	By:	/s/ NICHOLAS J. VIRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Garrison J. Hasara
Name:	Garrison J. Hasara
Title:	Chief Financial Officer, Secretary, and Treasurer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ BRENDAN MAGRAB Brendan Magrab	Chairman and Director	March 7, 2019

/S/ STEFAN J. CROSS Stefan J. Cross	Director	March 7, 2019

/S/ DR. R. DANA ONO Dr. R. Dana Ono	Director	March 7, 2019

/S/ ROBERT MARTIN Robert Martin	Director	March 7, 2019

/S/ W. MARK WATSON, CPA W. Mark Watson, CPA	Director	March 7, 2019

S-1