Form 10-Q
period 2019-03-31
HedgePath Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number (including area code): 813-509-2417

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 9, 2019 there were 370,446,185 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,130,724	$1,108,713
Prepaid expenses	46,152	41,296

Total current assets	1,176,876	1,150,009
Other long-term assets	75,669	82,992

Total assets	$1,252,545	$1,233,001

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$245,152	$384,829
Dividends payable	49,315	99,945
Other liabilities	30,353	215,876

Total current liabilities	324,820	700,650
Deferred revenue, related party	1,500,000	500,000

Total liabilities	1,824,820	1,200,650

Commitments and contingencies (note 5)	—	—
Stockholders’ (deficit) equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at March 31, 2019 and December 31, 2018	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 370,446,185 and 370,084,064 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	37,045	37,008
Additional paid-in capital	49,246,060	49,015,120
Accumulated deficit	(53,816,246)	(52,980,643)

Total stockholders’ (deficit) equity	(572,275)	32,351

Total liabilities and stockholders’ (deficit) equity	$1,252,545	$1,233,001

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:	$—	$—

Expenses:
Research and development expenses	196,774	673,970
General and administrative	594,826	500,846

Total Expenses:	791,600	1,174,816

Loss from operations	(791,600)	(1,174,816)
Interest income	5,312	4,222

Net loss	(786,288)	(1,170,594)
Preferred stock dividend	(49,315)	(26,630)

Net loss applicable to common stockholders	$(835,603)	$(1,197,224)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	370,389,855	369,615,009

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	131,031	—	131,031
Preferred stock dividends						(49,315)	(49,315)
Net loss	—	—	—	—	—	(786,288)	(786,288)

Balances, March 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,246,060	$(53,816,246)	$(572,275)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$—	369,599,266	$36,960	$48,403,523	$48,273,920)	$166,563
Sale of Preferred Stock and Common Stock warrants to related party, net (note 1)	3,478,261	348	—	—	2,360,518	—	2,360,866
Stock based compensation	—	—	75,000	7	208,236	—	208,243
Preferred stock dividends						(26,630)	(26,630)
Net loss	—	—	—	—	—	(1,170,594)	(1,170,594)

Balances, March 31, 2018	3,478,261	$348	369,674,266	$36,967	$50,972,277	$(49,471,144)	$1,538,448

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(786,288)	$(1,170,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	131,031	208,243
Changes in assets and liabilities:
Prepaid expense and other assets	2,467	17,621
Accounts payable and other current liabilities	(325,199)	(186,957)

Net cash used in operating activities	(977,989)	(1,131,687)

Financing activities:
Proceeds from the sale of Preferred Stock and Common Stock warrants, related party, net (note 1)	—	2,360,866
Advances of royalties, related party	1,000,000	—

Net cash provided by financing activities	1,000,000	2,360,866

Net change in cash and cash equivalents	22,011	1,229,179
Cash and cash equivalents at beginning of period	1,108,713	344,113

Cash and cash equivalents at end of period	$1,130,724	$1,573,292

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$99,946	$—

Accrued, but unpaid dividends	$49,315	$26,630

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2019, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 7, 2019 (the “2018 Annual Report”). The accompanying condensed balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2018 Annual Report and our other filings with the SEC.

Nature of the Business and Background

The Company is a pharmaceutical development company that is seeking to discover, develop and ultimately commercialize innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has also explored and expects to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s current primary focus is on the development of therapies initially for prostate and also lung cancers in the U.S. market after licensing its initial indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“BCCNS”) to the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd (“Mayne Pharma”), in December 2018.

The Company’s primary proposed therapy is based upon the use of SUBA-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. SUBA-Itraconazole is licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (including prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement between the Company and Mayne Pharma, dated December 17, 2018 (the “Third SLA”).

The Company demonstrated in its previous Phase 2(b) trial in BCCNS that the dosing of oral capsules of SUBA-Itraconazole affects the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.

Manufacturing and Product Supply and Relationship with Mayne Pharma

The Company does not have any production facilities or manufacturing personnel. The Third SLA provides for the supply to the Company of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by the Company in its clinical trials and for the future commercial supply following FDA approvals, if obtained.

Pursuant to the Third SLA, Mayne Pharma is obligated to supply the Company with its patented formulation of SUBA-Itraconazole in a particular oral dose formulation for the treatment of human patients with certain cancers and non-cancerous proliferation disorders for as long as the Third SLA is in effect. The Company is required to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer in the United States.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1.	Corporate overview (continued):

Overview of December 2018 Transactions with Mayne Pharma

On December 17, 2018 (the “Effective Date”), the Company entered into the following related agreements (collectively, the “Transaction Documents”):

•	An agreement, by and among the Company, and Mayne Pharma, and Mayne Pharma International, an affiliate of Mayne Pharma (the “Agreement”);

•

The Third Amended SLA, which amended and restated the Company’s Second Amended and Restated Supply and License Agreement with Mayne Pharma, dated as of May 15, 2015 (as amended immediately prior to the Effective Date, the “Second Amended SLA”); and

•

Amended and Restated Sublicense Agreement, by and between the Company and Mayne Pharma International, which amends and restates that certain Sublicense Agreement, dated August 31, 2015, between the Company and Mayne Pharma International, as amended.

In addition, pursuant to the terms of the Agreement, the Company and Mayne Pharma agreed to vote in favor of the adoption of an Amended and Restated Certificate of Designation (the “Amended and Restated COD”) for the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which amended and restated the terms of the Series B Preferred Stock (originally issued to Mayne Pharma on January 8, 2018) to remove the redemption rights of the Series B Preferred Stock as described below. As of the Effective Date and at March 31, 2019, all 5,797,102 outstanding shares the Series B Preferred Stock are held by Mayne Pharma.

The Transaction Documents resulted from negotiations regarding the existing right of Mayne Pharma under the Second Amended SLA to elect to assume control of the regulatory and clinical development program for SUBA-Itraconazole for the treatment of BCCNS (such product candidate “SUBA-Itraconazole BCCNS”) in exchange for a royalty on any future net sales of SUBA-Itraconazole BCCNS by Mayne Pharma in the United States if an FDA New Drug Application (“NDA”) was not accepted for filing by FDA by December 31, 2018 (subject to limited extension if the NDA were filed in December 2018). Based on unforeseen requirements imposed by FDA in September 2018, the Company determined that it would be unable to responsibly file the SUBA-Itraconazole BCCNS NDA by this deadline, and thus the Company commenced negotiations with Mayne Pharma to transfer SUBA-Itraconazole BCCNS in advance of December 31, 2018 on negotiated terms deemed beneficial to the Company.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1.	Corporate overview (continued):

Also, pursuant to the Agreement, Mayne Pharma consented and agreed (under the terms of agreements previously executed with the Company) to an increase in the number of shares of common stock that the Company may issue under the EIP to 17,624,000 shares from the previous limit of 6,624,000 shares, with the agreement and understanding that such increase will be utilized by the Company during the period from the Effective Date through December 31, 2021.

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

(b)	Mayne Pharma’s agreement to advance funds to the Company in an aggregate amount of up to $5 million on the following terms and conditions:

(i)	As of the Effective Date, Mayne Pharma shall make an Advance to the Company of $500,000 (the Company received this first Advance on December 18, 2018);

(ii)

Within three (3) business days following the completion of the agreed upon activities associated with transferring the SUBA-Itraconazole BCCNS product to Mayne Pharma, Mayne Pharma must make an Advance to the Company of $1 million (the Company received this second advance on January 22, 2019);

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

1.	Corporate overview (continued):

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

The Company had cash and cash equivalents of approximately $1.1 million as of March 31, 2019. Based on the Company’s current operational plan and budget (including the receipt of $1.5 million due on or before June 30, 2019 from Mayne Pharma under the Third Amended SLA), the Company expects that it has sufficient cash to manage its business into the third quarter of 2020, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•	advances from Mayne Pharma of potential future royalties on the SUBA-Itraconazole BCCNS product available under the Supply and License Agreement;

•	royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any advances due under Third Amended SLA);

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

2.	Liquidity and management’s plans (continued):

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. If adequate funds are not available when needed, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company, its viability, its financial condition and its results of operations beyond the third quarter of 2020. In addition, a lack of adequate funds may force the Company to cease operations.

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the SUBA-Itraconazole BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. At March 31, 2019, deferred revenue consisted of $1.5 million of royalties advanced by Mayne Pharma under the Third Amended SLA. There was $0.5 million in deferred revenue at December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2019, the Company had approximately $0.6 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

In applying the Black-Scholes option pricing model for options issued in February 2019 that vest on the first anniversary of the grant date, the assumptions were as follows: expected price volatility of 85.4%; risk-free interest rate of 2.51%; weighted average expected life in years of 6; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. These differences occur primarily in share-based compensation.

Recent accounting pronouncements:

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments, that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard was effective for the Company beginning in 2019 and was adopted by the Company for the year beginning January 1, 2019. The Company has evaluated the impact of this guidance on its financial statements and has determined that it had no material impact, as the Company has no leasing arrangements with terms greater than 12 months.

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a significant impact on the Company’s financial statements.

4.	Stockholders’ Equity:

Employee Stock Plans

On February 3, 2019, Board members were awarded approximately 3.0 million stock options pursuant to the EIP with an exercise price of $0.076 and Black-Scholes value of $0.054 that vest on the first anniversary of the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the February 3, 2019 stock options grants was approximately $0.2 million.

Total stock-based compensation for the three months ended March 31, 2019 was approximately $0.1 million and is related to common stock options issued pursuant to the EIP in March and June 2018 and in February 2019 as mentioned above. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of March 31, 2019, there were 6,384,527 outstanding common stock options under the EIP of which 2,512,000 were vested. There was approximately $0.2 million in unamortized stock-based compensation at March 31, 2019.

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

Results of Operations

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Research and Development Expenses. We recognized approximately $0.2 million in research and development expenses during the three months ended March 31, 2019 compared to approximately $0.7 million for the three months ended March 31, 2018. Research and development expenses for the three months ended March 31, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer. The expenses for the three months ended March 31, 2018 primarily included salary expenses and expenses related to our clinical trial for BCCNS. Other expenses in both periods included legal expenses relating to patents and stock-based compensation. The decrease of $0.5 million is due primarily to a reduction in clinical trial related expenses due to Mayne Pharma assuming control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS in December 2018 and immediately assuming responsibility for all expenses related to exploiting the SUBA-Itraconazole BCCNS product in the BCCNS field in exchange for a 9% quarterly cash royalty and other considerations as discussed in Note 1.

General and Administrative Expenses. We recognized approximately $0.6 million in general and administrative expenses during the three months ended March 31, 2019 compared to $0.5 million for the three months ended March 31, 2018. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The increase is due primarily to an increase in professional fees including legal fees and investor relations expenses during the quarter ended March 31, 2019.

Interest Income. We recognized interest income of $5,312 during the three months ended March 31, 2019 compared to $4,222 for the three months ended March 31, 2018 for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We had approximately $1.1 million cash on hand at March 31, 2019. Based on our current operational plan and budget (including the receipt of $1.5 million due on or before June 30, 2019 from Mayne Pharma under the Third Amended SLA), we expect that we will have sufficient cash to manage our business into the third quarter of 2020, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma);

•	advances from Mayne Pharma of potential future royalties on the SUBA-Itraconazole BCCNS product available under the Supply and License Agreement;

•	royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon approval by FDA (after earned royalties have been applied to any advances due under the Supply and License Agreement)

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

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

However, there is a risk that none of these plans will be implemented and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on our company, our viability, our financial condition and our results of operations beyond the third quarter of 2020. In addition, a lack of adequate funds may force us to cease operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for beginning, completion, and results of, clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others,

•

acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer, and the potential acquisition or license of other pharmaceutical technologies) by investors and potential commercial collaborators;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2018 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: May 9, 2019	By:	/s/ Nicholas J. Virca
Nicholas J. Virca
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1