Form 10-Q
period 2019-06-30
HedgePath Pharmaceuticals, Inc.
filed 2019-08-12
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of August 12, 2019 there were 370,446,185 shares of company common stock issued and outstanding.

HedgePath Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,025,200	$1,108,713
Prepaid expenses	38,007	41,296

Total current assets	2,063,207	1,150,009
Other long-term assets	68,346	82,992

Total assets	$2,131,553	$1,233,001

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$195,348	$384,829
Dividends payable	99,178	99,945
Other liabilities	10,242	215,876

Total current liabilities	304,768	700,650
Deferred revenue, related party	3,000,000	500,000

Total liabilities	3,304,768	1,200,650

Commitments and contingencies (note 5)
Stockholders’ (deficit) equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at June 30, 2019 and December 31, 2018	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 370,446,185 and 370,084,064 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	37,045	37,008
Additional paid-in capital	49,327,674	49,015,120
Accumulated deficit	(54,498,800)	(52,980,643)

Total stockholders’ (deficit) equity	(1,173,215)	32,351

Total liabilities and stockholders’ (deficit) equity	$2,131,553	$1,233,001

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	303,596	528,875	500,370	1,202,845
General and administrative	331,904	355,531	926,730	856,377

Total Expenses:	635,500	884,406	1,427,100	2,059,222

Loss from operations	(635,500)	(884,406)	(1,427,100)	(2,059,222)
Interest income	2,809	2,490	8,121	6,712

Net loss	$(632,691)	$(881,916)	(1,418,979)	(2,052,510)
Preferred stock dividend	(49,863)	(29,918)	(99,178)	(56,548)

Net loss applicable to common stockholders	$(682,554)	$(911,834)	(1,518,157)	(2,109,058)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common stock shares outstanding – basic and diluted	370,446,185	369,723,717	370,418,176	369,669,708

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	131,031	—	131,031
Preferred stock dividends	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(786,288)	(786,288)

Balances, March 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,246,060	$(53,816,246)	$(572,275)
Stock based compensation	—	—	—	—	81,614	—	81,614
Preferred stock dividends	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(632,691)	(632,691)

Balances, June 30, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,327,674	$(54,498,800)	$(1,173,215)

	Mezzanine Equity Preferred Stock–Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$—	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563
Sale of Preferred Stock and Common Stock warrants to related party, net (note 1)	3,478,261	2,360,866	—	—	—	—	—
Stock based compensation	—	—	75,000	7	208,236	—	208,243
Preferred stock dividends						(26,630)	(26,630)
Net loss	—	—	—	—	—	(1,170,594)	(1,170,594)

Balances, March 31, 2018	3,478,261	2,360,866	369,674,266	$36,967	$48,611,759	$(49,471,144)	$(822,418)
Issuance of common stock upon warrant exercise	—	—	100,000	10	11,990	—	12,000
Stock based compensation	—	—	—	—	83,953	—	83,953
Preferred stock dividends			—	—	—	(29,918)	(29,918)
Net loss			—	—	—	(881,916)	(881,916)

Balances, June 30, 2018	3,478,261	$2,360,866	369,774,266	$36,977	$48,707,702	$(50,382,978)	$(1,638,299)

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:

Net loss	$(1,418,979)	$(2,052,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	212,645	292,196
Changes in assets and liabilities:
Prepaid expense and other assets	17,935	35,243
Accounts payable and other current liabilities	(395,114)	(196,151)

Net cash used in operating activities	(1,583,513)	(1,921,222)

Financing activities:
Proceeds from the exercise of common stock warrants	—	12,000
Proceeds from the sale of preferred stock and common stock warrants, related party, net (note 1)	—	2,360,866
Proceeds from advances of royalties, related party	2,500,000	—

Net cash provided by financing activities	2,500,000	2,372,866

Net change in cash and cash equivalents	916,487	451,644
Cash and cash equivalents at beginning of period	1,108,713	344,113

Cash and cash equivalents at end of period	$2,025,200	$795,757

Non-cash financing activities:

Issuance of common stock for payment of preferred stock dividend	$99,946	$—

Accrued, but unpaid dividends	$99,178	$56,548

See notes to condensed financial statements

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of HedgePath Pharmaceuticals, Inc., a Delaware corporation (the “Company”, “HPPI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2019, and for all periods presented, have been made.

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

The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2018 Annual Report and our other filings with the SEC.

Nature of the Business and Background

The Company is a pharmaceutical development company that is seeking to discover, develop and ultimately commercialize innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has also explored and expects to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s current primary focus is on the development of therapies initially for prostate and also lung cancers in the U.S. market after assigning the rights to its initial indication targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“BCCNS”) to the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd (“Mayne Pharma”), in December 2018.

The Company’s primary proposed therapy is based upon the use of SUBA™-Itraconazole, which is a patented, oral formulation of the currently marketed anti-fungal drug itraconazole. SUBA-Itraconazole is licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (including prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement between the Company and Mayne Pharma, dated December 17, 2018 (the “Third SLA”).

The Company demonstrated in its previous Phase 2b trial in BCCNS that the dosing of oral capsules of SUBA-Itraconazole affects the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

In addition, pursuant to the terms of the Agreement, the Company and Mayne Pharma agreed to vote in favor of the adoption of an Amended and Restated Certificate of Designation (the “Amended and Restated COD”) for the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which amended and restated the terms of the Series B Preferred Stock (originally issued to Mayne Pharma on January 8, 2018) to remove the redemption rights of the Series B Preferred Stock as described below. At June 30, 2019, all 5,797,102 outstanding shares the Series B Preferred Stock are held by Mayne Pharma.

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

December 2018 Agreement with Mayne Pharma

Pursuant to the terms of the Agreement, on the Effective Date, Mayne Pharma (in its capacity as the holder of more than 50% of the outstanding voting securities of the Company) executed and delivered to the Company a stockholder consent which consented to the taking of the following actions: (a) the adoption of the Amended and Restated COD; (b) the election of each E. Brendan Magrab, W. Mark Watson, Dr. R. Dana Ono, Stefan J. Cross and Robert D. Martin (each a current member of the Board, except Brendan Magrab, who resigned effective June 30, 2019) to serve on the Board for a one-year term that expires at the next annual meeting of the Company’s stockholders or until his earlier death, resignation or removal; and (c) the approval of an increase in the size of the Company’s 2014 Equity Incentive Plan (as amended, the “EIP”) by 11,000,000 shares of common stock from 32,583,475 shares to 43,583,475 shares.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

December 2018 - Third Amended and Restated Supply and License Agreement with Mayne Pharma

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

(iii)

If, and only if, the Company’s Phase 2b clinical trial data have been provided to Mayne Pharma in all material respects so as to allow Mayne Pharma to assume control of SUBA-Itraconazole BCCNS in the United States, upon the earlier of June 30, 2019 or the acceptance for filing by FDA of an NDA for the SUBA-Itraconazole BCCNS, Mayne Pharma must make an Advance to the Company of $1,500,000 (the Company received this third Advance on June 26, 2019); and

(iv)

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

1.	Corporate overview (continued):

(d)

Mayne Pharma will continue to provide quantities of SUBA-Itraconazole drug and placebo oral capsules without charge up to a contractually set amount for the Company’s SUBA-Itraconazole Prostate clinical studies and quantities for future indications as agreed to by the parties.

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

The Company had cash and cash equivalents of approximately $1.6 million as of August 12, 2019. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into the third quarter of 2020, although this estimation assumes the Company does not begin any clinical trials, acquire options or rights to additional drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additionally, and although named as only a nominal defendant in the civil action discussed in Note 5, the Company will have a role due to its technical connection with the matter in dispute. Extended legal proceedings could drain valuable time and resources away from the Company’s operations (including clinical and pre-clinical programs) and may also impede any future efforts to raise additional capital.

The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•

royalty revenue from Mayne Pharma from sales in the U.S. of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any advances due under Third Amended SLA);

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

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

2.	Liquidity and management’s plans (continued):

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the related royalty is earned. Currently, all deferred revenue is related to the SUBA-Itraconazole BCCNS product, which is yet to be approved by FDA. As such, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as a non-current liability. At June 30, 2019, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA. There was $0.5 million in deferred revenue at December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of June 30, 2019, the Company had approximately $1.8 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

In applying the Black-Scholes option pricing model for options issued in February 2019 and June 2019 that vest in February 2020, the assumptions were as follows: expected price volatility of 85.4% and 85.33%, respectively; risk-free interest rate of 2.51% and 1.83%, respectively; weighted average expected life in years of 6 and 5 years, respectively; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. Forfeitures are recorded as incurred.

HEDGEPATH PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Employee Stock Plans

On February 3, 2019, Board members were awarded approximately 3.0 million stock options pursuant to the EIP with an exercise price of $0.076 and grant date fair value of $0.054 that vest on the first anniversary of the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total grant date fair value of the February 3, 2019 stock option grants was approximately $0.2 million. On June 3, 2019, the Company issued 25,000 stock options to its newly appointed Chairman of the Board pursuant to the EIP with an exercise price of $0.073 and grant date fair value of $0.05 that vest on February 3, 2020. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total grant date fair value of the June 3, 2019 stock option grants was approximately $1,250.

Total stock-based compensation for the six months ended June 30, 2019 was approximately $0.2 million and is related to common stock options issued pursuant to the EIP in 2018 and 2019. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of June 30, 2019, there were 5,422,685 outstanding common stock options under the EIP of which 3,424,000 were vested. There was approximately $0.1 million in unamortized stock-based compensation at June 30, 2019.

5.	Legal Proceedings:

Subsequent to the period end, on July 9, 2019, Hedgepath, LLC (“HPLLC”), a stockholder of the Company, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., Civil Action Number 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”). In the complaint in the Action, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Company’s directors and President and Chief Executive Officer, a former director of the Company, and Mayne Pharma, in connection with (i) the issuance of certain Company equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the Company’s clinical trials of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended, between the Company and Mayne Pharma and certain transactions contemplated thereby. The complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in Company press releases and filings with the SEC. The complaint seeks unspecified damages, equitable and other relief from the defendants. The Company’s director and officer insurance has reimbursed all of the Company’s legal costs to date from HPLLC’s initial inquiry related to this matter. The Company believes the Action is legally and factually baseless, and the named director and officer defendants intend to defend themselves vigorously.

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

Results of Operations

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

Research and Development Expenses. We recognized approximately $0.3 million in research and development expenses during the three months ended June 30, 2019 compared to approximately $0.5 million for the three months ended June 30, 2018. Research and development expenses for the three months ended June 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer. The expenses for the three months ended June 30, 2018 primarily included salary expenses, stock-based compensation, and expenses related to our clinical trial for BCCNS which concluded in 2018. Other expenses in both periods included legal expenses relating to patents and clinical trial insurance. The decrease of $0.2 million is due primarily to a reduction in clinical trial related expenses as a result of Mayne Pharma assuming control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS in December 2018 and immediately assuming responsibility for all expenses related to exploiting the SUBA-Itraconazole BCCNS product in the BCCNS field in exchange for a 9% quarterly cash royalty and other considerations as discussed in Note 1.

General and Administrative Expenses. We recognized approximately $0.3 million in general and administrative expenses during the three months ended June 30, 2019 compared to $0.4 million for the three months ended June 30, 2018. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a decrease in legal fees during the quarter ended June 30, 2019.

Interest Income. We recognized interest income of $2,809 during the three months ended June 30, 2019 compared to $2,490 for the three months ended June 30, 2018 for interest earned on cash balances in our money market account.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

Research and Development Expenses. We recognized approximately $0.5 million in research and development expenses during the six months ended June 30, 2019 compared to approximately $1.2 million for the six months ended June 30, 2018. Research and development expenses for the six months ended June 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer. The expenses for the six months ended June 30, 2018 primarily included salary expenses, stock-based compensation, and expenses related to our clinical trial for BCCNS which concluded in 2018. Other expenses in both periods included legal expenses relating to patents and clinical trial insurance. The decrease of $0.7 million is due primarily to a reduction in clinical trial related expenses as a result of Mayne Pharma assuming control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS in December 2018 and immediately assuming responsibility for all expenses related to exploiting the SUBA-Itraconazole BCCNS product in the BCCNS field in exchange for a 9% quarterly cash royalty and other considerations as discussed in Note 1.

General and Administrative Expenses. We recognized approximately $0.9 million in general and administrative expenses during the six months ended June 30, 2019 compared to $0.9 million for the six months ended June 30, 2018. General and administrative expenses in both periods consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes.

Interest Income. We recognized interest income of $8,121 during the six months ended June 30, 2019 compared to $6,712 for the six months ended June 30, 2018 for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $1.6 million as of August 12, 2019. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business into the third quarter of 2020, although this estimation assumes we do not begin any clinical trials, acquire options or rights to additional drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additionally, and although named as only a nominal defendant in the civil action discussed in Note 5 in the accompanying financial statements, the Company will have a role due to its technical connection with the matter in dispute. Extended legal proceedings could drain valuable time and resources away from the Company’s operations (including clinical and pre-clinical programs) and may also impede any future efforts to raise additional capital.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma);

•

royalty revenue from Mayne Pharma from sales in the U.S. of SUBA-Itraconazole BCCNS upon approval by FDA (after earned royalties have been applied to any royalties advanced under the Supply and License Agreement)

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

Not required for smaller reporting companies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor and commercial partner;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2018 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

On July 9, 2019, Hedgepath, LLC (“HPPLC”), a stockholder of ours, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., Civil Action Number 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”). In the complaint in the Action, purportedly brought directly and derivatively on behalf of us, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against our directors and President and Chief Executive Officer, a former director of ours, and Mayne Pharma Ventures Pty Ltd., our majority stockholder (“Mayne Pharma”), in connection with (i) the issuance of certain equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of our clinical trials of SUBA-Itraconazole for the treatment of Basal Cell Carcinoma Nevus Syndrome, and (iii) previously announced amendments to the Supply and License Agreement, as amended, between us and Mayne Pharma and certain transactions contemplated thereby. The complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the Securities and Exchange Commission. The complaint seeks unspecified damages, equitable and other relief from the defendants. Our director and officer insurance has reimbursed all of our legal costs to date from HPLLC’s initial inquiry related to this matter. We believe the Action is legally and factually baseless, and the named director and officer defendants intend to defend themselves vigorously.

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

HEDGEPATH PHARMACEUTICALS, INC.

Date: August 12, 2019	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1