Form 10-Q
period 2019-09-30
Inhibitor Therapeutics, Inc.
filed 2019-11-07
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13467

Inhibitor Therapeutics, Inc.

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 6, 2019, there were 370,446,185 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,372,186	$1,108,713
Prepaid expenses	50,660	41,296

Total current assets	1,422,846	1,150,009
Other long-term assets	61,023	82,992

Total assets	$1,483,869	$1,233,001

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$285,982	$384,829
Dividends payable	50,410	99,945
Other liabilities	22,533	215,876

Total current liabilities	358,925	700,650
Deferred revenue, related party	3,000,000	500,000

Total liabilities	3,358,925	1,200,650

Commitments and contingencies (note 5)
Stockholders’ (deficit) equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at September 30, 2019 and December 31, 2018	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 370,446,185 and 370,084,064 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	37,045	37,008
Additional paid-in capital	49,354,791	49,015,120
Accumulated deficit	(55,227,758)	(52,980,643)

Total stockholders’ (deficit) equity	(1,875,056)	32,351

Total liabilities and stockholders’ (deficit) equity	$1,483,869	$1,233,001

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	364,442	775,449	864,812	1,978,294
General and administrative	318,479	400,076	1,245,209	1,256,453

Total Expenses:	682,921	1,175,525	2,110,021	3,234,747

Loss from operations	(682,921)	(1,175,525)	(2,110,021)	(3,234,747)
Interest income	4,373	3,995	12,494	10,707

Net loss	$(678,548)	$(1,171,530)	(2,097,527)	(3,224,040)
Preferred stock dividend	(50,410)	(49,534)	(149,588)	(106,082)

Net loss applicable to common stockholders	$(728,958)	$(1,221,064)	$(2,247,115)	$(3,330,122)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common stock shares outstanding – basic and diluted	370,446,185	369,930,943	370,427,615	369,757,743

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	131,031	—	131,031
Preferred stock dividends	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(786,288)	(786,288)

Balances, March 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,246,060	$(53,816,246)	$(572,275)
Stock based compensation	—	—	—	—	81,614	—	81,614
Preferred stock dividends	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(632,691)	(632,691)

Balances, June 30, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,327,674	$(54,498,800)	$(1,173,215)
Stock based compensation	—	—	—	—	27,117	—	27,117
Preferred stock dividends	—	—	—	—	—	(50,410)	(50,410)
Net loss	—	—	—	—	—	(678,548)	(678,548)

Balances, September 30, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,354,791	(55,227,758)	(1,875,056)

	Mezzanine Equity Preferred Stock–Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$ —	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563
Sale of Preferred Stock and Common Stock warrants to related party, net (note 1)	3,478,261	2,360,866	—	—	—	—	—
Stock based compensation	—	—	75,000	7	208,236	—	208,243
Preferred stock dividends						(26,630)	(26,630)
Net loss	—	—	—	—	—	(1,170,594)	(1,170,594)

Balances, March 31, 2018	3,478,261	2,360,866	369,674,266	$36,967	$48,611,759	$(49,471,144)	$(822,418)
Issuance of common stock upon warrant exercise	—	—	100,000	10	11,990	—	12,000
Stock based compensation	—	—	—	—	83,953	—	83,953
Preferred stock dividends			—	—	—	(29,918)	(29,918)
Net loss	—	—	—	—	—	(881,916)	(881,916)

Balances, June 30, 2018	3,478,261	2,360,866	369,774,266	36,977	48,707,702	(50,382,978)	(1,638,299)
Sale of Preferred Stock and Common Stock warrants to related party, net (note 1)	2,318,841	1,600,000	—	—	—	—	—
Stock based compensation	—	—	—	—	125,451	—	125,451
Issuance of common stock for payment of dividends on Preferred Stock	—	—	184,798	19	56,529	—	56,548
Preferred stock dividends	—	—	—	—		(49,534)	(49,534)
Net loss	—	—	—	—		(1,171,530)	(1,171,530)

Balances, September 30, 2018	5,797,102	$3,960,866	369,959,064	$36,996	$48,889,682	$(51,604,042)	$(2,677,364)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(2,097,527)	$(3,224,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	239,762	417,647
Changes in assets and liabilities:
Prepaid expense and other assets	12,605	32,183
Accounts payable and other current liabilities	(292,189)	(101,943)

Net cash used in operating activities	(2,137,349)	(2,876,153)

Financing activities:
Proceeds from the exercise of common stock warrants	—	12,000
Proceeds from the sale of preferred stock and common stock warrants, related party, net (note 1)	—	3,960,866
Proceeds from advances of royalties, related party	2,500,000	—
Payment of cash dividend	(99,178)

Net cash provided by financing activities	2,400,822	3,972,866

Net change in cash and cash equivalents	263,473	1,096,713
Cash and cash equivalents at beginning of period	1,108,713	344,113

Cash and cash equivalents at end of period	$1,372,186	$1,440,826

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$99,946	$56,548

Accrued, but unpaid dividends	$50,410	$49,534

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

1.       Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc. (formerly HedgePath Pharmaceuticals, Inc.), a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2019, and for all periods presented, have been made.

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

The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2018 Annual Report and our other filings with the SEC.

Nature of the Business and Background

The Company is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has also explored and expects to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer. The Company’s current primary focus is on the development of therapies initially for prostate and also lung cancers in the U.S. market utilizing SUBA®-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which the Company holds an exclusive U.S. license in the licensed field from its majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”). SUBA-Itraconazole is currently licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (including prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement between the Company and Mayne Pharma, dated December 17, 2018 (the “Third Amended SLA”). Previously, the Company conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“BCCNS”). As described further below, Mayne Pharma assumed control of the Company’s clinical and regulatory program for SUBA-Itraconazole for the treatment of BCCNS in December 2018 pursuant to the Third Amended SLA.

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

Manufacturing and Product Supply Relationship with Mayne Pharma

The Company does not have any production facilities or manufacturing personnel. The Third Amended SLA provides for the supply to the Company of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by the Company in its clinical trials and for the future commercial supply following FDA approvals, if obtained.

Pursuant to the Third Amended SLA, Mayne Pharma is obligated to supply the Company with its patented formulation of SUBA-Itraconazole in a particular oral dose formulation for the treatment of human patients with certain cancers and non-cancerous proliferation disorders for as long as the Third Amended SLA is in effect. The Company is required to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer in the United States.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

1.       Corporate overview (continued):

Overview of December 2018 Transactions with Mayne Pharma

On December 17, 2018 (the “Effective Date”), the Company entered into the following related agreements (collectively, the “Transaction Documents”):

•	An agreement (the “Agreement”), by and among the Company, and Mayne Pharma, and Mayne Pharma International Pty Ltd, an affiliate of Mayne Pharma (“Mayne Pharma International”);

•

The Third Amended SLA, which amended and restated the Company’s Second Amended and Restated Supply and License Agreement with Mayne Pharma, dated as of May 15, 2015 (as amended immediately prior to the Effective Date, the “Second Amended SLA”); and

•

The Amended and Restated Sublicense Agreement, by and between the Company and Mayne Pharma International, which amends and restates that certain Sublicense Agreement, dated August 31, 2015, between the Company and Mayne Pharma International, as amended.

In addition, pursuant to the terms of the Agreement, the Company and Mayne Pharma agreed to vote in favor of the adoption of an Amended and Restated Certificate of Designation (the “Amended and Restated COD”) for the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which amended and restated the terms of the Series B Preferred Stock (originally issued to Mayne Pharma on January 8, 2018) to remove the redemption rights of the Series B Preferred Stock as described below. At September 30, 2019, all 5,797,102 outstanding shares the Series B Preferred Stock are held by Mayne Pharma.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

December 2018—Third Amended and Restated Supply and License Agreement with Mayne Pharma

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

December 2018 Amended and Restated Sublicense Agreement

The Amended and Restated Sublicense Agreement amends and replaces a similar agreement entered into between the Company and Mayne Pharma International, dated as of May 15, 2015, under which Mayne Pharma International sublicensed to the Company the exclusive U.S. rights to two certain third-party patents relating to the use of itraconazole as a treatment for cancer and age-related macular degeneration (the “Patents”). The Amended and Restated Sublicense Agreement amends the required payments to Mayne Pharma for certain development-related milestone payments related to SUBA-Itraconazole BCCNS and allows for the termination of the Amended and Restated Sublicense Agreement if the Third Amended SLA expires or is terminated. On August 21, 2019, the Company received written notice of termination of the Amended and Restated Sublicense Agreement due to the fact that the third party from whom Mayne Pharma International was itself sublicensing the Patents had terminated such sublicense agreement. Thereafter, on August 27, 2019, the Company and Mayne Pharma International entered into a new Sublicense Agreement, effective August 20, 2019 (the “New Sublicense Agreement”), under which the Company received from Mayne Pharma International a sublicense to the Patents on nearly identical terms as the Amended and Restated Sublicense Agreement (including with respect to licensed field, the licensed indications and the license fees, milestone payments and minimum annual and running royalties that may be owed by the Company to Mayne Pharma International, as well as the terms related to patent prosecution and infringement, reporting and indemnification). Mayne Pharma International was able to enter into the New Sublicense Agreement because, subsequent to the termination of the Amended and Restated Sublicense Agreement, Mayne Pharma International entered into a direct license agreement with respect to the Patents with The Johns Hopkins University, the owner of the Patents.

The New Sublicense Agreement has a term commencing on August 20, 2019 and continuing until the earlier of: (a) the date of expiration of the last to expire Patent; or (b) notice by Mayne Pharma International with immediate effect promptly after termination or expiry of its rights to license the Patents. Mayne Pharma International and the Company have the right to terminate the New Sublicense Agreement upon the occurrence of certain events, including the bankruptcy of a party or breach of a party’s obligations under the New Sublicense Agreement (subject to a notice and cure period). Mayne Pharma International may also terminate the New Sublicense Agreement upon the expiration or termination of that certain Third Amended SLA.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

2.       Liquidity and management’s plans:

The Company had cash and cash equivalents of approximately $1.4 million as of September 30, 2019. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into the third quarter of 2020, although this estimation assumes the Company does not begin any clinical trials, acquire options or rights to additional drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Although named as only a nominal defendant in the civil action discussed in Note 5, the Company will have a role due to its technical connection with the matter in dispute. Extended legal proceedings could drain valuable time and resources away from the Company’s clinical and pre-clinical programs and may also impede any future efforts to raise additional capital.

The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•

royalty revenue from Mayne Pharma from sales in the U.S. (if any) of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any advances due under Third Amended SLA);

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

As a result of the foregoing circumstances, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

3.       Summary of Significant Accounting Policies (continued):

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the related royalty is earned. Currently, all deferred revenue is related to the SUBA-Itraconazole BCCNS product, which is yet to be approved by FDA. As such, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as a non-current liability. At September 30, 2019, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA. There was $0.5 million in deferred revenue at December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of September 30, 2019, the Company had approximately $1.0 million in excess of the amount covered by Federal Deposit Insurance Corporation with one financial institution.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Total stock-based compensation for the nine months ended September 30, 2019 was approximately $0.2 million and is related to common stock options issued pursuant to the EIP in 2018 and 2019. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of September 30, 2019, there were 4,792,685 outstanding common stock options under the EIP of which 2,794,000 were vested. There was approximately $0.04 million in unamortized stock-based compensation at September 30, 2019.

5.       Legal Proceedings:

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is not the subject of any pending legal proceedings.

On July 9, 2019, Hedgepath, LLC (“HPLLC”), a stockholder of the Company, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., Civil Action Number 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”). In the complaint in the Action, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Company’s directors and President and Chief Executive Officer, a former director of the Company, (collectively the “Individual Defendants”) and Mayne Pharma in connection with (i) the issuance of certain Company equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the Company’s clinical trials of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between the Company and Mayne Pharma and certain transactions contemplated thereby. The complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in Company press releases and filings with the SEC. The complaint seeks unspecified damages, equitable and other relief from the defendants. The Company’s director and officer insurance has reimbursed all of the Company’s legal costs to date from HPLLC’s initial inquiry related to this matter. Legal costs associated directly with the Company as a nominal defendant will be payable by the Company until certain retention amounts are reached. Such costs have been immaterial through September 30, 2019 and are included in general and administrative expenses for the current period. The Company believes the Action is legally and factually baseless, and the named director and officer defendants intend to defend themselves vigorously. On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a Motion to Dismiss the Action, and such motion is pending as of the date of this filing.

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

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise indicated, the terms “the Company”, “we”, “us”, “our” and similar terminology refer to Inhibitor Therapeutics, Inc.

Critical Accounting Policies

See Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Research and Development Expenses. We recognized approximately $0.4 million in research and development expenses during the three months ended September 30, 2019 compared to approximately $0.8 million for the three months ended September 30, 2018. Research and development expenses for the three months ended September 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer. The expenses for the three months ended September 30, 2018 primarily included salary expenses, stock-based compensation, and expenses related to our clinical trial for BCCNS which concluded in 2018. Other expenses in both periods included legal expenses relating to patents and clinical trial insurance. The decrease of $0.4 million is due primarily to a reduction in clinical trial related expenses as a result of Mayne Pharma assuming control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS in December 2018 and immediately assuming responsibility for all expenses related to exploiting the SUBA-Itraconazole BCCNS product in the BCCNS field in exchange for a 9% quarterly cash royalty and other considerations as discussed in Note 1.

General and Administrative Expenses. We recognized approximately $0.3 million in general and administrative expenses during the three months ended September 30, 2019 compared to $0.4 million for the three months ended September 30, 2018. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a decrease in stock compensation expense during the quarter ended September 30, 2019 primarily due to a majority of outstanding stock options vesting prior to the beginning of the current period as well as the expiration of certain unvested stock options upon the 2019 retirement of our former Chairman of the Board.

Interest Income. We recognized interest income of $4,373 during the three months ended September 30, 2019 compared to $3,995 for the three months ended September 30, 2018 for interest earned on cash balances in our money market account.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Research and Development Expenses. We recognized approximately $0.9 million in research and development expenses during the nine months ended September 30, 2019 compared to approximately $2.0 million for the nine months ended September 30, 2018. Research and development expenses for the nine months ended September 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer. The expenses for the nine months ended September 30, 2018 primarily included salary expenses, stock-based compensation, and expenses related to our clinical trial for BCCNS which concluded in 2018. Other expenses in both periods included legal expenses relating to patents and clinical trial insurance. The decrease of $1.1 million is due primarily to a reduction in clinical trial related expenses as a result of Mayne Pharma assuming control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS in December 2018 and immediately assuming responsibility for all expenses related to exploiting the SUBA-Itraconazole BCCNS product in the BCCNS field in exchange for a 9% quarterly cash royalty and other considerations as discussed in Note 1.

General and Administrative Expenses. We recognized approximately $1.2 million in general and administrative expenses during the nine months ended September 30, 2019 compared to approximately $1.3 million for the nine months ended September 30, 2018. General and administrative expenses in both periods consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease of approximately $0.1 million was due primarily to a decrease in stock compensation expense primarily due to a majority of outstanding stock options vesting prior to the beginning of the current period as well as the expiration of certain unvested stock options upon the 2019 retirement of our former Chairman of the Board.

Interest Income. We recognized interest income of $12,494 during the nine months ended September 30, 2019 compared to $10,707 for the nine months ended September 30, 2018 for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $1.4 million as of September 30, 2019. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business into the third quarter of 2020, although this estimation assumes we do not begin any clinical trials, acquire options or rights to additional drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. Additionally, and although named as only a nominal defendant in the civil action discussed in Note 5 in the accompanying financial statement, the Company will have a role due to its technical connection with the matter in dispute. Extended legal proceedings could drain valuable time and resources away from the Company’s operations (including clinical and pre-clinical programs) and may also impede any future efforts to raise additional capital.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma);

•

royalty revenue from Mayne Pharma from sales in the U.S. (if any) of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any royalties advanced under the Third Amended SLA)

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

As a result of the foregoing circumstances, there is substantial doubt about our ability to continue as a going concern beyond the third quarter of 2020. The consolidated financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	matters associated with the fact that Mayne Pharma is our majority stockholder, key licensor and commercial partner;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2018 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

On July 9, 2019, Hedgepath, LLC (“HPPLC”), a stockholder of ours, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., Civil Action Number 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”). In the complaint in the Action, purportedly brought directly and derivatively on behalf of us, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against our directors and President and Chief Executive Officer, a former director of ours, (collectively the “Individual Defendants”) and Mayne Pharma in connection with (i) the issuance of certain equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of our clinical trials of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended, between us and Mayne Pharma and certain transactions contemplated thereby. The complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the SEC. The complaint seeks unspecified damages, equitable and other relief from the defendants. Our director and officer insurance has reimbursed all of our legal costs to date from HPLLC’s initial inquiry related to this matter. Legal costs associated directly with us as a nominal defendant will be payable by us until certain retention amounts are reached. Such costs were immaterial through September 30, 2019 and are included in general and administrative expenses for the current period. We believe the Action is legally and factually baseless, and the named director and officer defendants intend to defend themselves vigorously. On September 27, 2109, the Individual Defendants and Mayne Pharma each filed a Motion to Dismiss the Action, and such motion is pending as of the date of this filing.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

10.1	Sublicense Agreement, dated August 27, 2019, by and between Mayne Pharma International Pty Ltd and the Company (Certain information has been redacted in the marked portions of the exhibit).

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

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

INHIBITOR THERAPEUTICS, INC.

Date: November 7, 2019	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1