Form 10-K
period 2019-12-31
Inhibitor Therapeutics, Inc.
filed 2020-03-30
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Issuer’s telephone number: 813-509-2420

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $6,228,000 based on the closing sale price of the company’s common stock on such date of $0.08 per share, as reported by the OTC Markets Group, Inc.

As of March 30, 2020, there were 370,446,185 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2019

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to “INTI,” the “Company,” “we,” “us” and “our” or similar terms refer to Inhibitor Therapeutics, Inc., a Delaware corporation.

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

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	the outcome of our pending stockholder litigation;

•	our ability to retain key executive members; and

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

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

Overview

Inhibitor Therapeutics is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. We have also explored and expect to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer.

Our current primary focus is on the development of therapies initially for prostate and also lung cancers in the U.S. market utilizing SUBA®-Itraconazole, a patented, oral formulation of the currently U.S. Food and Drug Administration (“FDA”) approved and marketed (and, we believe, well-understood), anti-fungal drug itraconazole to which we hold an exclusive U.S. license in the licensed field from our majority stockholder, Mayne Pharma Ventures Pty Ltd. (together with its affiliates, “Mayne Pharma”). SUBA-Itraconazole is currently licensed to us by Mayne Pharma on an exclusive basis in the United States for certain cancers (prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement between us and Mayne Pharma, dated December 17, 2018 (the “Third Amended SLA”). Previously, we conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“BCCNS”). As described further below, Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole for the treatment of BCCNS in December 2018 pursuant to the Third Amended SLA.

We demonstrated in our previous Phase 2b trial in BCCNS that the dosing of oral capsules of SUBA-Itraconazole affects the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by FDA for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. We have developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.

Our current regulatory strategy for clinical development is driven by the so called 505(b)(2) regulatory pathway, under which a drug (in our case, itraconazole) that has already been approved for use in humans in the United States by the FDA is developed for one or more new medical indications (such as an anti-cancer agent). Due to the history of safe and efficacious use of itraconazole in humans for anti-fungal applications, we believe the 505(b)(2) pathway is available to us for other indications, such as lung cancer, based upon concurrence by FDA with our prostate cancer IND clearance and with the previous SUBA-Itraconazole BCCNS clinical program. We believe that, when available, our utilization of the 505(b)(2) pathway creates the potential for significantly reducing the risk and time to achieve FDA approval of our other cancer therapies compared to the regulatory requirements for new chemical entities.

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

The foregoing characteristics led us to believe that SUBA-Itraconazole could be well-suited for chronic use in treating cancer and non-cancerous proliferation disorders due to its more predictable therapeutic levels and lower toxicity, and we were able to validate these assumptions in the Phase 2b clinical trial for SUBA-Itraconazole BCCNS.

In contrast, we believe that the use of the non-SUBA formulation of itraconazole to treat cancer and non-cancerous proliferation disorders would be more challenging due to the following characteristics of branded and generic formulations:

•	poor drug delivery resulting in bioavailability of only 55%;

•	inconsistent blood plasma levels in individual patients and between patients;

•	the need to eat a meal and take acidic beverages with drug dosing to control pH;

•	the need for achlorhydric (low acid stomach) patients to maximize bioavailability with acidic beverages; and

•	many patients require proton-pump inhibitor drugs to control acid reflux, resulting in gastric conditions that are not favorable for absorption for non-SUBA formulations of itraconazole.

SUBA-Itraconazole was developed and is licensed to us by our majority stockholder Mayne Pharma under the Third Amended SLA. Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and also provides contract development and manufacturing services. In addition to being our licensor and supplier under the Third Amended SLA and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right to appoint members to our Board of Directors.

Our current primary focus is on the development of a therapy for prostate cancer. In December 2019, we received Investigational New Drug (“IND”) clearance from the FDA to initiate an IND-opening clinical study as a two-part, multi-center, randomized, double-blind, placebo-controlled, Phase 2b clinical trial that will evaluate the efficacy and safety of SUBA-Itraconazole capsules dosed in combination with docetaxel and prednisone in patients with metastatic castrate resistant prostate cancer (mCRPC). The Phase 2b trial is named PREDICT (Prostate Response Evaluating Docetaxel Itraconazole Combination Therapy). The PREDICT trial is expected to be carried out across approximately 35 sites in six countries in North America, Western Europe and Eastern Europe.

The Phase 2b clinical trial for SUBA-Itraconazole BCCNS was conducted between September 2015 and the end of 2017 in 38 BCCNS patients and demonstrated that SUBA-Itraconazole was well tolerated with the majority of basal cell carcinoma (“BCC”) target lesions decreasing in size, including 27% completely disappearing over the duration of the study. BCCNS is a genetic condition causing the formation and growth of significant numbers of BCC lesions in patients with BCCNS for which surgery is the standard of care. Repeated surgeries often result in disfigurement and other quality of life issues. The Phase 2b clinical trial results suggest that SUBA-Itraconazole may provide an effective and safe alternative to address the need for a non-surgical treatment. Under our Third Amended

SLA, Mayne Pharma had the right to assume control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS if we were unable to have the SUBA-Itraconazole BCCNS New Drug Application (“NDA”) accepted by FDA for filing by December 31, 2018 (subject to a possible maximum extension of 30 days if the NDA was filed in December). As a result of unexpected FDA guidance, we determined that we would be unable to responsibly file the SUBA-Itraconazole BCCNS NDA by this deadline, and thus we commenced negotiations with Mayne Pharma to allow Mayne Pharma to assume such control of the SUBA-Itraconazole BCCNS program on an expedited basis in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. See “Certain Relationships and Related Party Transactions” for further information.

University of Connecticut Itraconazole Analogue Technology

In July 2018, we signed an exclusive option agreement with the University of Connecticut (which we refer to as “UConn”) related to patents and patent applications covering certain chemical analogues of itraconazole (such analogues represent separate intellectual property from SUBA-Itraconazole). We believe that having access to UConn’s itraconazole analogue technology could create the potential for us to expand our developmental pipeline of clinical stage itraconazole-based treatments for certain cancers.

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

The option agreement, which went into effect on August 1, 2018, granted us an exclusive option period of twelve (12) months until July 31, 2019. On July 26, 2019, the option period was extended until July 31, 2020. The optioned field of use includes all therapeutic, prophylactic, and diagnostic uses for cancerous and non-cancerous cell proliferation disorders in humans. During the term of exclusivity, UConn will not offer third parties the opportunity to license the patent portfolio within this field of use. During the option period, we are permitted to use the UConn technology for internal research and evaluation purposes, and we have the right during the option period to negotiate a customary license from UConn for its technology and know-how related to the subject technology. Should pre-clinical testing results look promising related to efficacy and safety, we would expect to proceed with negotiations to license the technology. Pursuant to the option agreement, we have made payments to UConn of $20,000 in order to secure the option and will spend approximately $35,000 in preclinical testing in a mouse model for basal cell carcinoma.

Intellectual Property

We strive to protect the intellectual property that we believe will be important to our business, including seeking our own patent protection (or seeking licenses to patents) intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business.

We have developed, licensed, optioned to license, and are seeking to acquire and/or license, intellectual property and know-how related to the treatment of cancer patients using itraconazole-based compounds. Under our Third Amended SLA with Mayne Pharma, we have exclusive rights in the U.S. to develop and to commercialize SUBA-Itraconazole Capsules for the treatment of certain cancers and non-cancerous proliferation disorders via oral administration.

On August 27, 2019, we entered into a sublicense agreement with Mayne Pharma, pursuant to which Mayne Pharma sublicensed to us the exclusive U.S. rights to two patents regarding the use of itraconazole for treatment of cancer, namely U.S. patent No 8,980,930 entitled “Angiogenesis Inhibitors”, issued on March 17, 2015, and U.S. patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014 in the licensed filed. Mayne Pharma is the licensee of the patents from The Johns Hopkins University, the owner of the patents. The patents relate to the use of itraconazole as a treatment for cancer and age-related macular degeneration. The August 27, 2019 sublicense agreement replaces, covers the same patents and is otherwise substantially similar to an Amended and Restated Sublicense Agreement entered into between us and Mayne Pharma in December 2018. See “Certain Relationships and Related Transactions, and Director Independence” below.

The following is a summary of intellectual property in the form of issued U.S. patents we own, or for which we have exclusive licenses, regarding the use of itraconazole, and more specifically SUBA-Itraconazole, as an anti-cancer therapy.

Johns Hopkins University Patents: we have worked in concert with Mayne Pharma to sublicense rights to the following two Johns Hopkins University (JHU) patents for the use of itraconazole as a treatment for cancer as a Hedgehog Pathway Inhibitor and as an Angiogenesis Inhibitor:

Johns Hopkins University U.S. Patent 8,653,083

Hedgehog Pathway Antagonists to Treat Disease

Issued: 02-18-2014; Expires: 04-09-2028

Johns Hopkins University U.S. Patent 8,980,930

Angiogenesis Inhibitors

Issued: 03-17-2015; Expires: 02-04-2029

Mayne Pharma Intellectual Property Licensed to Inhibitor Therapeutics: Four issued patents have been licensed to us by Mayne Pharma concerning the manufacturing and composition of matter for SUBA-Itraconazole, for which we are implementing clinical and regulatory programs to enable the repurposing of itraconazole to treat cancer. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States as evidenced via the clearance by FDA for us to proceed directly into a Phase 2b human trial which we commenced in August 2015 and agreement by FDA that, based upon the results demonstrated in the Phase 2b trial, we could follow the 505(b)(2) regulatory pathway. The patents that are licensed to us by Mayne Pharma are as follows:

Mayne Pharma U.S. Patent 6,881,745

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 04-19-2005; Expires: 12-22-2020

Mayne Pharma U.S. Patent 8,771,739

Pharmaceutical Compositions for Poorly Soluble Drugs

Issued: 07-08-2014; Expires: 12-16-2022

Mayne Pharma U.S. Patent 8,921,374

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 12-30-2014; Expires: 06-21-2033

Mayne Pharma U.S. Patent 9,272,046

Itraconazole Compositions and Dosage Forms and Methods Using Same

Issued: 03-01-2016; Expires: 06-21-2033

Inhibitor Therapeutics Intellectual Property:

We were issued a patent by the U.S. Patent and Trademark Office (or USPTO) on November 24, 2015—U.S. Patent 9,129,609, Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors, expires 02-05-2034. On May 8, 2018, we were issued a patent by the USPTO for U.S. Patent 9,962,381, Treatment and Prognostic Monitoring of Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors, expires 02-05-2034; and on May 15, 2018, we were issued a patent by the USPTO for U.S. Patent 9,968,600, Treatment and Prognostic Monitoring of Non-Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors, expires 02-05-2034. On June 25, 2019, we were issued a patent by the USPTO for U.S. Patent 10,328,072, Treatment of Lung Cancer Using Hedgehog Pathway Inhibitors, expires 02-05-34. On July 30, 2019, we were issued a patent by the USPTO for U.S. Patent 10,363,252, Treatment of Prostate Cancer Using Hedgehog Pathway Inhibitors, expires 02-05-34.

In addition, as described above, we have an option to be the exclusive licensee of certain chemical analogues of itraconazole owned by UConn.

We also plan to continue to expand our intellectual property estate and are filing additional patent applications directed to dosage forms, methods of treatment, therapies for other cancers and additional Hedgehog inhibitor compounds and their derivatives. We will also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The Hedgehog Pathway

Based on the results of physician-sponsored studies conducted by others (including in vitro, animal and human studies), and our direct testing in the Phase 2b trial in patients with BCCNS, we believe that itraconazole affects the Hedgehog signaling pathway in cells, which in turn impacts the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology between May 2013 and February 2014. Based on these studies, as well as our own observations and results in the Phase 2b trial conducted to test SUBA-

Itraconazole in BCCNS, it appears that itraconazole has notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and will continue to be the subject of on-going research. These studies, and our own work in the clinic, formed the basis of our continued interest in the clinical development of itraconazole for treatment of human cancers.

The Hedgehog signaling pathway is a major regulator of many fundamental cellular processes in vertebrates, including primarily at the embryonic stage of development but also as it relates to stem cell maintenance, cell differentiation, tissue polarity and cell proliferation. Based on published research and our experience in human testing, we believe that inhibiting the Hedgehog pathway can delay or possibly prevent the development of certain cancers in patients. Research has shown that activation of the Hedgehog pathway can lead to the formation of cancerous tumors (a process known as tumorigenesis) such as the most common form of skin cancer known as basal cell carcinoma which was the first form of cancer we studied in the Phase 2b trial with SUBA-Itraconazole BCCNS. A variety of other human cancers, including brain, gastrointestinal, lung, breast and prostate cancers, also demonstrate inappropriate activation of this pathway. Hedgehog signaling from the tumor to the surrounding cell structures has been shown to sometimes promote further tumorigenesis as well. This pathway has also been shown to regulate proliferation of cancer stem cells and to increase tumor invasiveness.

We believe that the targeted inhibition of Hedgehog signaling is or may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, Erivedge®, vismodegib, developed by Curis and sold to Genentech, Inc. (a subsidiary of Roche), was the first Hedgehog inhibitor based-therapy and Odomzo®, sonidegib (developed by Novartis and recently sold to Sun Pharma by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of basal cell carcinoma by the FDA. Most recently, in 2018, Daurismo®, glasdegib oral capsules developed by Pfizer, was approved by FDA for use in combination with low-dose cytarabine for patients with newly-diagnosed acute myeloid leukemia (AML), aged 75 or older who are too frail to be treated with intensive chemotherapy.

Repurposing Itraconazole for Treating Cancer

We are implementing clinical and regulatory plans to enable the repurposing of itraconazole, via the use of SUBA-Itraconazole oral capsules, for the treatment of a number of cancers. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States. Target applications under our license agreement with Mayne Pharma include therapies for prostate and lung cancers and certain other non-cancerous proliferation disorders.

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently in human studies over the last several years, including the previous Phase 2b trial of SUBA-Itraconazole BCCNS. Those models and studies continue to be the basis of our interest in the clinical development of SUBA-Itraconazole for treatment of human cancers and non-cancerous proliferation disorders. We believe that our development of SUBA-Itraconazole as an anti-cancer therapy has demonstrated its potential effective use as an inhibitor of the Hedgehog pathway, thereby retarding the progression of a cancer, as demonstrated in the SUBA-Itraconazole BCCNS trial.

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

Prostate Cancer

Itraconazole has already been tested as a treatment for men with metastatic castrate resistant prostate cancer (“mCRPC”) in a multi-institutional Phase 2 trial completed in 2011 and led by Johns Hopkins University which was published in 2013. This study showed that, at a specified dose, there was a significant correlation to slowing the progression of cancer and extending survival. Based on those encouraging results in metastatic disease, we are planning to test SUBA-

Itraconazole in high-risk men with mCRPC (who are castrate resistant based on prior drug therapy or surgery) who are no longer responding to androgen deprivation therapy (“ADT”) to study the effect of itraconazole therapy in combination with chemotherapy in delaying disease progression. We refer to this product opportunity as SUBA-Itraconazole Prostate. Recommended therapy for these men is the drug docetaxel which is dosed in combination with prednisone. We believe that the addition of SUBA-Itraconazole to this regimen may have a significant effect on slowing disease progression based upon the inhibition of the Hedgehog pathway which is up-regulated in this patient population, as well as the enhancement of the chemotherapy which has been previously reported in animal models for prostate cancer.

In November 2019, we filed an IND application for which we received clearance in December 2019, authorizing us to launch our Phase 2b testing in late-stage prostate cancer. Our 2020 goal for SUBA-Itraconazole Prostate is (assuming we obtain adequate funding) to commence the human testing of SUBA-Itraconazole Prostate in conjunction with chemotherapy for the treatment of late-stage prostate cancer.

Lung Cancer

Physicians treating patients with advanced non-squamous non-small cell lung cancer (“NSCLC”), most often caused by cigarette smoking have a variety of options when considering therapies to extend survival, particularly based upon recent approvals of immunotherapies, known as checkpoint inhibitors for PD-L1 (programmed death ligand 1) such as Keytruda®, pembrolizumab marketed by Merck and approved by FDA in 2017 and potentially useful in about 25% of patients. However, if patients are not candidates for immunotherapy based on genetic marker testing (PD-L1 positive) or do not have mutations for EGFR (epidermal growth factor receptor, 15% of patients), ALK (anaplastic lymphoma kinase, 3-5% of patients), ROS1 (c-ros oncogene 1, 1-2% of patients) or BRAF (proto-oncogene B-Raf, 1-3% of patients) in order to be treated with tyrosine kinase inhibitors, they will be given chemotherapy, in particular platinum based doublet therapy with pemetrexed (Alimta®).With a median survival of only 8-10 months while on these approved chemotherapy regimens, we believe that new therapies for these patients are needed. We believe that the pre-clinical data and reported human data between 2011 and 2018 on the use of itraconazole in conjunction with chemotherapy reflects positively on the use of itraconazole as an anti-cancer therapy for this form of lung cancer in patients who do not present with markers that enable their treatment with the agents mentioned above. If these data prove to be applicable to human treatment by improving survival, while dosing SUBA-Itraconazole in combination with chemotherapy therapy (the combination of platinum-based chemotherapy drugs in conjunction with pemetrexed), the treatment may qualify for one or more FDA accelerated programs, such as a breakthrough therapy or fast track status.

Our 2020 goals for SUBA-Itraconazole for the treatment of NSCLC are (assuming we obtain adequate funding) to prepare for a pre-IND Meeting Request with FDA in 2020, which could lead to the filing of an IND for this indication, which in turn would allow us to undertake a second clinical study in addition to our SUBA-Itraconazole Prostate Program.

Basal Cell Carcinoma

Utilizing SUBA-Itraconazole to treat BCC in patients with Gorlin Syndrome was the first indication that we studied in a Phase 2b trial which was launched in August of 2015. We began recruiting and dosing subjects during the fourth quarter of 2015, and we completed enrollment in the fourth quarter of 2017. Individuals who were enrolled in this trial must have been diagnosed with Gorlin Syndrome and had numerous BCC tumors as well as met well-defined inclusion criteria in order to qualify for enrollment and treatment with SUBA-Itraconazole.

Gorlin Syndrome is caused by a mutation in a gene called PTCH1. This mutation causes PTCH to lose its ability to inhibit SMO (a protein receptor of the Hedgehog pathway) which controls Hedgehog Pathway signaling. With SMO not being inhibited, BCCNS patients develop multiple BCC tumors over weeks, months and years on a continued basis. SUBA-Itraconazole is therefore being tested to study its ability to bind to SMO (itraconazole has demonstrated SMO binding in animal and human studies), thus inhibiting Hedgehog pathway activity which leads to the formation of the BCC tumors in these patients. The key objective of the Phase 2b trial was to demonstrate patient benefit by reducing tumor burden that requires on-going intervention for tumor growth via surgery and/or use of more toxic Hedgehog inhibitor therapies. Mayne Pharma assumed control of the SUBA-Itraconazole BCCNS program in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. See “Certain Relationships and Related Party Transactions” for further information. Mayne Pharma has indicated that a Phase 3 global pivotal clinical trial is expected to commence in 2020 as a randomized, multi-center, placebo-controlled study.

Our Potential Market

The following table depicts our current estimate of the total available market opportunity for our proposed anti-cancer therapies based upon independent market research, scientific and industry publications and management’s knowledge of the U.S. oncology market. Our estimates (including estimated product pricing) are based on assumptions and are subject to change.

Inhibitor Therapeutics, Inc. – Summary Estimated U.S. Market Opportunity

Cancer Type	Therapy Indication	Potential for SUBA-Itraconazole	Target Patient Population	U.S. Total Estimated Available Market
Prostate (1)	Patients with metastatic castrate resistant prostate cancer (mCRPC) and rising PSA levels no longer responding to androgen deprivation therapy (ADT)	Delay the progression of metastatic disease	23,000 high-risk men with metastatic prostate cancer who are no longer responding to ADT due to biochemical resistance	$215M at year 5 ($843M cumulative from launch) based on Inhibitor Therapeutics estimates of ~ $4,000 - $5,000 monthly cost of 2nd line therapy

Lung (2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Platinum Doublet/Pemetrexed IV Therapy	Improve the current median 8 - 10 month survival achieved with best supportive care for patients who are not eligible for treatment with tyrosine kinase or checkpoint inhibitors	45,000 men and women with late-stage disease who may be treated with chemotherapy if not eligible for other therapies	$270M at year 5 ($945M cumulative from launch based on Inhibitor Therapeutics estimates of ~ $4,000 - $5,000 monthly cost of 2nd or 3rd line therapy

Skin (3)

Patients with BCC (basal cell carcinoma) lesions

First indication: BCC tumors in Gorlin Syndrome Patients requiring surgery

Potential for follow-on Indication: Patients with BCC facial lesions pending MOHs or other surgical procedures

		Less toxic therapy than vismodegib or sonidegib for Gorlin Patients to delay surgeries; low toxicity therapy to delay or minimize surgical intervention for head and neck BCC tumors	10,000 Gorlin patients needing chronic BCC therapy; 65,000 BCC patients pending surgical treatment for facial tumors that require excision and potential plastic surgery	$300M for Gorlin patients for which Inhibitor Therapeutics receives a 9% royalty on net sales in the U.S. based upon licensing the indication to Mayne Pharma; and $600M for patients with BCC facial lesions requiring surgery based upon Inhibitor Therapeutics /Mayne Pharma estimates of ~ $4,000 - $5,000 monthly cost of therapy for target populations

References:

(1)	J. Urology, 2003; Oncology, 2004; American J. Hematologic Oncology, 2014; NIH NCI SEER 2014; Medscape, 2015; Future Oncology 2015; Global Data 2015; Pennside Partners 2017
(2)	STATS MGU, 2009; Global Industry Analysts, 2010; World Health Organization, 2015; Cost of Treating Lung Cancer, 2012; LUNGevity Foundation 2017; NEJM 2015; Pennside Partners 2017
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

Our Strategy

Our goal is to be a leader in the development and commercialization of itraconazole-based therapeutics for the treatment of cancer patients and patients with non-cancerous proliferation disorders. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

•

More Rapidly Advance the Clinical Development of Our Therapies. With the history of safe use of itraconazole in humans for anti-fungal indications, we bypassed each of the required pre-clinical animal studies for toxicity and Phase 1 human trials to establish safety for SUBA-Itraconazole BCCNS, and therefore were able to move directly into Phase 2 human trials, including IND clearance for SUBA-Itraconazole Prostate in December 2019. We would expect to replicate this outcome with other SUBA-Itraconazole treatments.

•

Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include breakthrough therapy designation, fast track designation, accelerated approval, and priority review. We believe that SUBA-Itraconazole for the treatment of cancer may qualify for one or more of these designations, which could help expedite the regulatory review process.

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

We have and expect to continue to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including, most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from strategic transactions;

•	advances from Mayne Pharma of potential future royalties on the SUBA-Itraconazole BCCNS product available under the Third Amended SLA);

•

royalty revenue from Mayne Pharma from sales in the U.S. (if any) of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any advances due under the Third Amended SLA);

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors (including potentially, warrants held by Mayne Pharma, our majority stockholder);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and/or

•	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimates that a total of approximately 1.8 million new cancer cases and approximately 600,000 deaths are expected in the United States in 2020, which is about 4,950 new cases and more than 1,600 deaths each day.

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

The Itraconazole Approach to Treating Cancer

We are focusing our developments on Hedgehog pathway inhibitor therapeutics for patients with certain cancers. Our prostate cancer product candidate is based on SUBA-Itraconazole, which employs a patented drug delivery technology that enhances its bioavailability. Previous formulations of itraconazole have exhibited anti-cancer properties in human trials and therefore, based on pre-clinical research regarding specific indicators of Hedgehog pathway inhibition and our most recent Phase 2b clinical trial, we have compelling evidence for the significant potential of Hedgehog inhibitors for treatment of cancer in humans. We have exclusive U.S. rights to use and develop SUBA-Itraconazole from Mayne Pharma through the Third Amended SLA in the licensed field.

Background of Itraconazole. Itraconazole is FDA approved for and used to treat serious fungal or yeast infections. This medicine works by killing the fungus or yeast and preventing its growth. Itraconazole is a prescription-based medication, available as an IV solution, oral liquid, capsule or tablet.

Cancer and Hedgehog Inhibitors. The Hedgehog (also known as Hh) proteins comprise a group of secreted proteins that regulate cell growth, differentiation and survival. They are involved in organogenesis (the formation of organs) and have been shown to promote adult stem cell proliferation. Inappropriate activation of the Hh signaling pathway has been implicated in the development of several types of cancers including prostate, lung, pancreas, breast, brain and skin. Hedgehog pathway inhibitors are a relatively new class of therapeutic agents that act by targeting the proteins involved in the regulation of the Hh pathway. Many of these newly discovered inhibitors are currently undergoing preclinical testing and some have entered clinical studies as anti-cancer agents for a variety of cancers. Vismodegib was approved for treatment of locally advanced and metastatic basal cell carcinoma in early 2012, sonidegib was approved for locally advanced BCC in mid-2015 and glasdegib was approved in late 2018 for treatment of acute myeloid leukemia.

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

Manufacturing and Product Supply and Relationship with Mayne Pharma

We do not have any production facilities or manufacturing personnel. We currently are party to the Third Amended SLA with Mayne Pharma, our majority stockholder, for the U.S. rights to its SUBA-Itraconazole for certain indications. The agreement provides for the supply to us of specially formulated capsules of SUBA-Itraconazole, manufactured by Mayne Pharma under cGMP (current good manufacturing practice) standards, for use by us in our clinical trials and for the future commercial supply following FDA approvals, if obtained.

Pursuant to the Third Amended SLA, Mayne Pharma is obligated to supply us with its patented formulation of SUBA-Itraconazole in a particular oral dose formulation for the treatment of human patients with certain cancers and non-cancerous proliferation disorders. We are required to perform specified development activities and to commercialize SUBA-Itraconazole for the treatment of cancer in the United States. See “Certain Relationships and Related Party Transactions” for further information on the Third Amended SLA and related agreements between us and Mayne Pharma.

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

The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy:

Names	Company	Description	Status

Trexall® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984

Taxotere® docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics

Gemzar® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Jevtana® cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010

Provenge® sipuleucel-T	Dendreon/Valeant	Immunotherapy for asymptomatic MCRPC	Approved 2010

Zytiga® aberaterone	Janssen Biotech	Androgen synthesis inhibitor for metastatic and non-metastatic CRPC	Approved 2011

Xalkori® crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011

Xtandi® enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012

		Non-mCRPC, mSCPC	Approved 2019

Erivedge® vismodegib	Roche Genentech	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2012

Odomzo® - sonidegib	Sun Pharma	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2015

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Tarceva® erlotinib	Astellas	Epidermal growth factor inhibitor treatment for NSCLC - maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013

Gilotrif® afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013

Zykadia® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014

Cyrazma® ramucirumab	Li Lilly	VEGF antagonist NSCLC	Approved 2014

Opdivo® nivolumab	BMS	Metastatic squamous NSCLC	Approved 2015

Portrassa® necitumumab	Lilly	Metastatic squamous NSCLC	Approved 2015

Tagrisso® osimertinib	AstraZenica	EGFR mutation positive NSCLC	Approved 2015

Keytruda® pembrolizumab	Merck Oncology	Metastatic NSCLC expressing PD-L1	Approved 2015

Alecensa® alectinib	Genentech	Metastatic NSCLC ALK positive who could not tolerate crizotinib	Approved 2015

Iressa® gefitinib	AstraZeneca	Metastatic NSCLC with EGFR deleture	Approved 2015

Tecentriq® atezolizumab	Takeda	Anti-PDL-1 for Metastatic NSCLC not responding to EGFR or ALK gene therapy or platinum-based chemotherapy	Approved 2016

Alunbrig® brigatinib	Genentech	ALD positive metastatic NSCLC	Approved 2017

Erleada™ apalutamide	Janssen	AR inhibitor for non-mCRPC, mCRPC	Approved 2018/2019

Nubeqa® darolutamide	Bayer	AR inhibitor for non-mCRPC	Approved 2019

Abbreviations: mCRPC (metastatic castrate resistant prostate cancer), mCSPC (metastatic castrate sensitive prostate cancer) NSCLC (non-small cell lung cancer), BCC (basal cell carcinoma), EGFR (epidermal growth factor receptor) ALK (anaplastic lymphoma kinase), PD-L1 (programmed death ligand 1).

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP regulations;

•	submission to the FDA of an IND application which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board (or IRB) at each clinical site before each trial may be initiated;

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. We moved directly into Phase 2 with SUBA-Itraconazole BCCNS and have been cleared for Phase 2 for prostate cancer, based upon the previous, well-established safety profile of itraconazole use in humans for treatment of anti-fungal indications and based upon the previous human data regarding the use of itraconazole for anti-cancer indications such as basal cell carcinoma, lung cancer and prostate cancer.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-NDA analyses, such as overall survival (OS) or post-marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (or PDMA), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Hatch-Waxman Non-Patent Exclusivity. Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. During the exclusivity period, the FDA may not accept an ANDA for review or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Employees

As of the date of this Report, we have 2 full-time employees. One is involved in our clinical development program and operations and one handles our administration and accounting. Neither of our employees is covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We currently have contracted regulatory consultants, two regulatory advisory firms, and a Contract Research Organization to spearhead our efforts on clinical development. We consider relations with each of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. Such reports and other information that we file with the SEC are available free of charge on our website at http://www.inhibitortx.com when such reports are available on the SEC website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers like us that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the foregoing references to the URLs for these websites are intended to be inactive textual references only.

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

•

maintain our management team or board of directors (including, without limitation, as a result of Mayne Pharma’s position as our controlling stockholder and its resultant rights to remove and replace our directors);

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

Currently, our primary line of business is the development and potential marketing of our itraconazole anti-cancer therapies, and we acquired the assets related to this business opportunity on August 13, 2013 as part of our emergence from bankruptcy. Our pre-bankruptcy historic business operations ceased contemporaneously with our becoming subject to bankruptcy proceedings in 2011, and all assets supporting our earlier lines of business have been disposed of. Accordingly, we only recommenced active operations on August 13, 2013, the date we emerged from bankruptcy.

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

Under our Third Amended SLA with Mayne Pharma, we have secured rights to commercialize oral SUBA-Itraconazole capsules for the treatment of patients with certain cancers and non-cancerous proliferation disorders in the United States. Mayne Pharma is our sole source supplier of SUBA-Itraconazole, and under such agreement, we must obtain all required supply of SUBA-Itraconazole capsules for our clinical trials and commercialization of the product from Mayne Pharma, except in the limited circumstance where Mayne Pharma has established a secondary supplier and is unable to supply the product.

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

As such, our agreement and collaboration with Mayne Pharma are critical to our business. In the event that the Third Amended SLA is terminated, we may lose the ability to commercialize SUBA-Itraconazole, and our business prospects and overall viability as a company would be materially damaged.

Mayne Pharma is our majority stockholder and has, and may in the future, exert significant influence over our business and affairs. Moreover, the corporate governance rights afforded to Mayne Pharma under the Equity Holders Agreement may adversely affect the management of our company.

As of the date of this Report, Mayne Pharma beneficially owns approximately 58.8% of our outstanding voting securities (including shares of our common stock and shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”)). Under the terms of our Amended and Restated Equity Holders Agreement, as amended by Amendment No. 1 to Amended and Restated Equity Holders Agreement (the “Equity Holders Agreement”), Mayne Pharma has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Third Amended SLA is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors).

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

As of the date of this Report, we have cash on hand sufficient to run our planned operations into the quarter ending September 30, 2020. Based on our current operational plan and budget, we expect to have sufficient cash to manage our business into approximately the third quarter of 2020. As a result, there is substantial doubt about our ability to continue as a going concern. We expect that we will be required to incur significant expenses in connection with our ongoing activities, particularly as we engage in efforts to develop and ultimately commercialize SUBA-Itraconazole or other therapeutic candidates.

Accordingly, we will need to obtain long term additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, and our business might fail.

In addition, our future capital requirements will be significant and will depend on many factors, including:

•	the progress and results of our development efforts for SUBA-Itraconazole Prostate;

•	the progress and results of our pre-clinical development efforts with product candidates other than SUBA-Itraconazole Prostate;

•	the progress and results of Mayne Pharma’s efforts effort to commercialize SUBA-Itraconazole BCCNS for which we will receive a quarterly cash royalty of 9% of net sales if such sales are achieved;

•	the costs, timing and outcome of clinical trials of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	competing technological and market developments;

•	market acceptance of our product candidates as a treatment;

•	the costs and timing of our potential future acquisitions or licenses of additional pharmaceutical technologies;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidate for which we receive marketing approval;

•	the revenue, if any, received from commercial sales or licensing royalty from a commercial partner of any product candidate for which we may receive marketing approval;

•	the extent to which we acquire or in-license other products and technologies; and

•	legal, accounting, insurance and other professional and business-related costs.

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

We have no cash generating operations, are presently having difficulty in raising capital and may consume resources faster than expected.

We currently do not generate any revenue from product sales, royalties, or otherwise, and we therefore have a limited source of cash to meet our future capital requirements. We do not expect to generate revenues or receive royalty revenue for the foreseeable future, and we may not be able to raise funds in the future due to the nature of our company or other factors (some of which are beyond our control), and our inability to raise funds would leave us without resources to continue operations and force us to resort to stockholder investments or loans, which may not be available to us on reasonable terms or at all. For example, an action purportedly brought directly and derivatively on behalf of our company by a stockholder of our company (which we refer to here as the “Action” see “Legal Proceedings” below) has impeded our ability to raise capital given that the outcome of the litigation is uncertain. The existence of the Action and the uncertainty surrounding its outcome may continue to impede our ability to raise funding for so long as the outcome of the Action is uncertain.

Additionally, we may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the clinical stage nature of our business, Mayne Pharma’s status as our majority stockholder, the rights of Mayne Pharma and HPLLC to participate in our future financings and our lack of revenues as well as the inherent business risks associated with our company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our business.

Raising additional capital or issuing new securities in connection with strategic transactions may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Since we will be unable to generate any revenue from actual sales of products and expect to be in the development stage for the foreseeable future (other than royalties on future sales of SUBA-Itraconazole BCCNS in the U.S. assuming FDA approval), we will need to seek equity or debt financing to provide the capital required to execute our business plan. We will need significant funding for developing, acquiring or licensing our intellectual property, conducting clinical trials and entering into collaborations with third-party partners as well as for working capital requirements and other operating and general corporate purposes.

There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all (particularly while the Action is pending). If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be adversely affected to a significant extent.

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

Risks Related to the Clinical Development of Our Product Candidate

We are early in our development efforts. If we are unable to clinically develop and ultimately commercialize SUBA-Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts as of the date of this Report. We have the exclusive U.S. rights to develop SUBA-Itraconazole for the treatment of cancer and non-cancerous proliferation disorders in the licensed field, and while itraconazole has previously been approved by the FDA for use as an anti-fungal agent, the use of itraconazole to treat cancer and non-cancerous proliferation disorders has not been approved and has been subject to limited clinical testing by others and by us in our previous Phase 2b clinical trial with SUBA-Itraconazole BCCNS.

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

We presently have very limited capabilities for drug development and do not yet have any capability for manufacturing, sales, marketing or distribution. Accordingly, we expect to enter into collaborations with other companies that we believe can provide such capabilities. These collaborations may also provide us with important funding for our development programs. One such collaboration was entered into in September 2013 with Mayne Pharma for SUBA-Itraconazole under an exclusive supply and license agreement, most recently amended in December 2018.

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

•

collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and we do not have the right to sue infringers of the rights granted to us by Mayne Pharma under the Third Amended SLA; and

•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to either find alternative collaborators (which we may be unable to do) or raise additional capital to pursue further development or commercialization of our product candidate on our own.

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

Risks Related to the Commercialization of Our Product Candidates

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

Competitors may infringe our owned or licensed patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Furthermore, we do not have the right to sue infringers of the rights granted to us by Mayne Pharma under the Third Amended SLA, so we will be reliant upon them to take any action necessary to protect these patents. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

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

Our regulatory strategy is reliant on the potential for approval of SUBA-Itraconazole as a treatment for various indications under an expedited FDA procedure, which may not be available to us.

We have in the past and intend to continue to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so, particularly for SUBA-Itraconazole as a therapy to treat cancer and non-cancerous proliferation disorders since itraconazole has previously been approved for another indication. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file an NDA with the FDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product.

If this approval pathway is not available to us with respect to our product candidate, the time and cost associated with developing and commercializing such candidate may be prohibitive and our business strategy could be materially and adversely affected.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We have the opportunity to seek “fast track” designation for our product candidate for one or more indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe that SUBA-Itraconazole may be eligible for this designation, we cannot assure you that the FDA would decide to grant it should we apply for this designation. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development programs.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in our relationship with Mayne Pharma

•	any delay in or the results of our clinical trials;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with our product candidate;

•	any litigation in which the Company is a party, including the Action;

•	any delay or failure to receive NDA acceptance and approval by FDA and other regulatory agencies or bodies;

•	our inability to commercially launch our product or market and generate sales of our product;

•	failure of our product, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third-party patents that cover our technologies or product;

•	developments or disputes concerning our product’s intellectual property rights;

•	our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock;

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Property.

We currently lease our corporate office in Tampa, Florida for approximately $1,400 per month.

Item 3.	Legal Proceedings.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, we are not the subject of any pending legal proceedings.

On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of our company and an investment vehicle associated with our former Executive Chairman, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., Civil Action Number 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”) against our directors and President and Chief Executive Office and a former director (collectively the “Individual Defendants”). On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a Motion to Dismiss the Action.

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint (“the Complaint”) in the Action. In the Complaint, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Third Amended SLA between us and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the SEC. The Complaint seeks unspecified damages, equitable and other relief from the defendants. Our director and officer insurance has reimbursed all of our legal costs to date from HPLLC’s initial inquiry related to this matter. Legal costs associated directly with us as a nominal defendant will be payable by us until certain retention amounts are reached. Such costs have been nominal through December 31, 2019 and are included in general and administrative expenses for the current period.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. Those motions are pending as of the date of this Report, and a hearing on those motions was scheduled March 26, 2020, but was postponed due to the Coronavirus outbreak to a date to be determined. We believe we may have further clarity on this matter during the third quarter of 2020 when the court in which the Action is pending rules on the defendants’ motion to dismiss.

We believe the Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by Company stockholder and purported class representative Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Class Action”). The Class Action followed a request for, and subsequent provision of, certain books and records of the Company pursuant to 8 Del. C. § 220. The defendants named in the Class Action are identical to those named in the Action, with the exception that Inhibitor Therapeutics, Inc. is not a party to the litigation. The Class Action asserts two direct breach of fiduciary duty claims-one against Mayne, the other against the Individual Defendants-and the facts underlying those claims almost entirely mirror those alleged in the Action.

We believe the Class Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB market under the symbol “INTI”, but an established public trading market for our common stock does not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2019 and 2018, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2019, Quarter Ended:	High	Low
March 31, 2019	$0.18	$0.04
June 30, 2019	$0.10	$0.05
September 30, 2019	$0.09	$0.06
December 31, 2019	$0.08	$0.01

Fiscal Year 2018, Quarter Ended:	High	Low
March 31, 2018	$0.36	$0.22
June 30, 2018	$0.36	$0.26
September 30, 2018	$0.38	$0.27
December 31, 2018	$0.32	$0.04

As of the date of this Report, we had approximately 65 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders (1)	5,002,685	(2)	$0.19	(2)	11,839,052

(1)

The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of December 31, 2019, there are 11,839,052 shares available for issuance under the EIP.

(2)

Outstanding securities issued pursuant to our EIP are 5,002,685 stock options. 1,862,000 stock options were issued on March 13, 2018 with an exercise price of $0.2722 per share. 758,000 of those March 13, 2018 options vested on the grant date with the balance vesting on March 13, 2019. 912,000 stock options were issued on June 15, 2018 with an exercise price of $0.33 per share and vest on June 15, 2019. 285,000 of those options expired 90 days after the resignation of a Board member in September 2019. 2,960,527 stock options were issued on February 3, 2019 with an exercise price of $0.076 per share and vest on February 3, 2020. 986,842 of those options expired upon the resignation of a Board member in June 2019. 25,000 options were issued upon the appointment of the new Chairman of the Board on June 3, 2019 with an exercise price of $0.073 and vest on February 3, 2020. 210,000 options were issued on December 12, 2019 with an exercise price of $0.05 and vest on February 3, 2020. These amounts do not include 4.5 million options awarded on March 20, 2020 that vest on March 20, 2021, have a ten-year term and an exercise price of $0.05.

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

Our current primary focus is on the development of therapies initially for prostate and also lung cancers in the United States utilizing SUBA-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which we hold an exclusive U.S. license from our majority stockholder, Mayne Pharma, for certain cancers and non-cancerous proliferation disorders. We previously conducted a positive Phase 2b study of SUBA-Itraconazole for the treatment of Basal Cell Carcinoma Nevus Syndrome, and Mayne Pharma assumed control of the clinical and regulatory development of this indication in December 2018 as described elsewhere in this Report.

SUBA-Itraconazole was developed and is licensed to us by our majority stockholder Mayne Pharma under a supply and license agreement, originally dated September 3, 2013, and most recently amended and restated in December 2018. Mayne Pharma is an Australian specialty pharmaceutical company that develops and manufactures branded and generic products, which it distributes directly or through distribution partners and provides contract development and manufacturing services. In addition to being our licensor and supplier, under the Third Amended SLA and related agreements, Mayne Pharma holds a majority equity stake in our company and holds important rights with respect to our company, such as the right (in its discretion) to appoint and remove members of our Board of Directors.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, we may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of December 31, 2019, we had approximately $0.3 million in excess of the amount covered by Federal Deposit Insurance Corporation with two financial institutions.

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

In applying the Black-Scholes option pricing model for options issued in February 2019 that vested on the one-year anniversary of the grant date, the assumptions were as follows: expected price volatility of 85.4%; risk-free interest rate of 2.51%; weighted average expected life in years of 5.5; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in June 2019 that will vest on February 3, 2020, the assumptions were as follows: expected price volatility of 85.3%; risk-free interest rate of 1.83%; weighted average expected life in years of 5.3; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in December 2019 that will vest on February 3, 2020, the assumptions were as follows: expected price volatility of 70.0%; risk-free interest rate of 1.73%; weighted average expected life in years of 5; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2019 or 2018. Deferred tax assets consist primarily of in-process research and development, net operating loss carryforward, and share-based compensation. We recorded a 100% valuation allowance against the deferred tax assets as we have determined such amounts will not be currently realizable.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard was effective for us beginning in 2019. We have evaluated the potential impact of this guidance and determined it had no material impact on our financial statements.

Results of Operations

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Research and Development Expenses. We recognized $1,208,075 and $2,633,567 in research and development expenses during the years ended December 31, 2019 and 2018, respectively. The decrease of approximately $1.4 million was due primarily to the completion of the Phase 2b BCCNS regulatory process in 2018.

General and Administrative Expenses. We recognized $1,539,821 and $1,930,690 in general and administrative expenses during the years ended December 31, 2019 and 2018, respectively. The decrease of approximately $0.4 million was due primarily to a $0.2 million reduction of compensation expense due to a reduction in the number of employees from 3 to 2 during 2019 and the elimination of bonus expense in 2019. In addition, stock-based compensation declined by approximately $0.2 million due to the timing of the vesting of stock options issued in 2018 and 2019 as well as the expiration of certain stock options upon the departure of the former Chairman of the Board.

Interest Income. We recognized interest income during the year ended December 31, 2019 and 2018 of $14,540 and $14,027, respectively, for interest earned on cash balances in our money market accounts.

Liquidity and Capital Resources

We are presently developing and conducting our clinical and regulatory business plans and are exploring the potential acquisition or license of additional product candidates. Our current cash on hand, $0.8 million at December 31, 2019, is insufficient to develop our full clinical and regulatory business plan as currently anticipated or to acquire or license additional product candidates. A continued lack of cash resources resulting from an inability to generate cash flow from operations and royalties or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability.

We intend to finance our research and development, commercialization and distribution efforts, any acquisitions or investments and our working capital needs primarily through:

•	public and private financings (including, most recently, financings from our majority shareholder, Mayne Pharma) and, potentially, other strategic transactions;

•	advances from Mayne Pharma of potential future royalties on the SUBA-Itraconazole BCCNS product available under the Third Amended SLA);

•	royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon approval by FDA (after earned royalties have been applied to any advances due under the Third Amended SLA)

•	proceeds from the exercise of outstanding warrants previously issued in private financings (including, potentially, warrants held by our majority shareholder, Mayne Pharma);

•	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•	seeking government or private foundation grants which would be awarded to us to further develop our current and future anti-cancer therapies.

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain us for an extended period of time and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to the Action and the Class Action (see the “Legal Proceedings” section of this Report for further information). The existence of the Action and the Class Action and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action are uncertain. While we believe we may have further clarity on the Action during the third quarter of 2020 when the court in which the action is pending rules on the defendants’ motion to dismiss, such ruling may be adverse to the defendants or create additional uncertainties, which could continue to hamper our ability to raise capital.

If adequate funds are not available to us when needed, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us.

Contractual Obligations and Commercial Commitments

There are no non-cancellable contractual obligations as of December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2019, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2019, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2019.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
W. Mark Watson	69	Chairman of the Board and Director
Nicholas J. Virca	73	President and Chief Executive Officer
Garrison J. Hasara, CPA	50	Chief Financial Officer, Treasurer, Chief Compliance Officer and Secretary
Stefan J. Cross	47	Director
Dr. R. Dana Ono	67	Director
Robert D. Martin	72	Director
Debra Peattie, PhD, MBA	66	Director

Mayne Pharma has the right to designate one director to our Board of Directors and to designate a second director if the size of the Board of Directors is increased to seven directors until the earlier to occur of: (i) the date that the Third Amended SLA is terminated or expires or (ii) the date on which Mayne Pharma ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. Mayne Pharma’s current designee to our Board of Directors is Stefan J. Cross. In addition, as our current majority shareholder, Mayne Pharma maintains the right to alter the composition of our Board of Directors.

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

W. Mark Watson, CPA, age 69, is a director of our company and Chairman of the Board and Chairman of the Audit Committee of our Board of Directors. Mr. Watson has been a director since June 2014. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the healthcare and life sciences sector. He has served as lead audit partner and lead client service partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson was elected to the Board of Directors of Sykes Enterprises Inc. in May 2018 and serves on its Audit and Finance Committees. Mr. Watson was elected to the Board of Directors of BioDelivery Sciences International, Inc. in December 2017 and was appointed Chairman of its Audit Committee. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with life science and pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Nicholas J. Virca, age 73, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. Mr. Virca previously served on the Life Sciences Advisory Board of Entegris, Inc. from 2007 to 2011 and the board of Panoptix Events from 2007 to 2017. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor of packaging technology for enzyme research reagents as well as co-inventor of five patents using itraconazole therapy for treatment of cancer and non-cancerous proliferations disorders and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last several decades.

Garrison J. Hasara, CPA, age 50, has been our Chief Financial Officer and Treasurer since September 2013 and has subsequently became our Chief Compliance Officer and Secretary. From January 2011 to September 2013, he was the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products. He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.

Stefan J. Cross, age 47, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Mr. Cross has been a director since June 2014. Mr. Cross is currently serving as President, International Operations of Mayne Pharma Group Limited (ASX:MYX). Previously, Mr. Cross served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited from November 2013 to January 2017. Mr. Cross has more than 20 years of experience in the pharmaceutical industry. He served since 2012 as the Vice President, Business and Corporate Development of Mayne Pharma’s non-U.S. operations, where he was responsible for all in-licensing and out-licensing programs and research and development partnerships. Prior to joining Mayne Pharma, Mr. Cross was, from 2007 to 2012, Head of Marketing (Asia Pacific) for Hospira Inc., a leading global provider of pharmaceuticals and medical devices, where he was responsible for expansion of the new product portfolio and on-market product growth across all markets in the region. Prior to Hospira, Mr. Cross spent most of the period from 1991 to 2007 working in the pharmaceutical sector in the areas of strategy, business development/mergers and acquisitions, sales and marketing, human resources, finance and information technology. Mr. Cross is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. Mr. Cross holds a Masters in Business in Administration from Swinburne University of Technology, Australia, and a degree in Business Information Systems from the University of South Australia.

Dr. R. Dana Ono, age 67, is a director of our company and Chairman of the Nominating and Corporate Governance Committee of our Board of Directors. Dr. Ono has been a director since June 2014. Dr. Ono currently serves as an independent Director on the Board of Directors of the Lipocine Company. Dr. Ono is a co-founder of the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by VIMAC Ventures LLC and RBC Technology Ventures, Inc. Dr. Ono has over 35 years of experience in managing public and private life science companies as well as in venture capital. Presently, Dr. Ono is an executive-in-residence at several universities in the United States advising their licensing offices in spin-outs and new company formation from promising technologies. Throughout his career, he has been engaged in the strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. He has founded several biotech companies in the U.S., including in the areas of drug discovery and development, nutraceuticals and cosmeceuticals. He is a founding director of the Massachusetts Biotechnology Council, Inc. and served on the Board of Trustees of the Marine

Biological Laboratory in Woods Hole, Massachusetts. He is a Fellow of the Linnean Society of London and a National Member of the Explorers Club. Dr. Ono is qualified to serve on our Board of Directors because of his medical and business expertise, particularly in the pharmaceutical industry. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and PhD in Biology from Harvard University, where he also completed a program in business administration.

Robert D. Martin, age 72, is a director of our company and Chairman of the Compensation Committee of our Board of Directors. Mr. Martin has been a director since December 2016. Mr. Martin has over 35 years of finance and operations experience. Most recently, between 2017 and 2019, Mr. Martin was Advisor and then President and Chief Operating Officer of Specicare, a company that arranges for storage of cancer patients’ live tumor tissue from surgery to be used for specialized and precision treatment. Also, during 2015, he was a consultant/financial advisor to Intezyne, Inc. From 2006 through 2019, Mr. Martin was part of The Interlochen Group, LLC, a firm that provides chief financial officer personnel on a contract basis. Among other assignments, he was assigned to serve as Interim Chief Financial Officer of Tandy Brands Accessories Inc. from January 2011 to June 2011. From 2004, Mr. Martin served as President of RDMartin, LTD., a financial consulting firm, and from 2000 to 2004, Mr. Martin served as Senior Vice President and Chief Financial Officer of Russell Corporation, when it was a New York Stock Exchange listed company. Mr. Martin also previously served as divisional Chief Financial Officer of Sunbeam and in various finance roles, including group Chief Financial Officer, at Sara Lee Apparel Europe. Mr. Martin earned a Masters of Business Administration from the University of North Carolina, Chapel Hill and a Bachelor’s degree in Industrial Engineering from Georgia Tech. Mr. Martin qualifies for our Board of Directors because of his business expertise, particularly with publicly traded companies.

Debra Peattie, PhD, MBA, age 66, is a director of our company. Dr. Peattie, who has been a director since October 2019, is a veteran life science entrepreneur who currently serves as a senior employee of Integral Health in Boston and as an advisor to GRO Biosciences, a Harvard Life Lab company. From 2013 to 2019, Dr. Peattie served as Senior Director, Future Pipelines, Discovery Partnerships with Academia at GlaxoSmithKline, and from 2011 to 2013, she served as Director of Business Development in the Office of Technology Development at Harvard University. From 2006 to 2013, Dr. Peattie maintained her own biotechnology consulting firm, Pleiades Advisors, and she also held executive scientific, strategy and planning positions at Cubist Pharmaceuticals, Inc. (2009 to 2010) and Valeo Medical, Inc., of which she was a co-founder (2003 to 2006). From 1999 to 2003, Dr. Peattie was the President of RCT BioVentures NE, a life sciences seed fund that she founded, and from 1995 to 1998, she was a founding member of MPM Capital, Inc., a healthcare-focused investment fund. Dr. Peattie holds an MBA from Harvard Business School and a PhD in Biochemistry & Molecular Biology from Harvard University, where she studied in the laboratory of Walter Gilbert, PhD, Nobel Laureate in Chemistry. She was also a post-doctoral fellow at Stanford University and received her BA in Chemistry from Hollins University. As a scientist, Dr. Peattie has published extensively in peer-reviewed journals, and she currently holds board positions within Harvard Business School and the Faculty of Arts and Sciences at Harvard University. Dr. Peattie is qualified to serve on the our Board of Directors due to her extensive scientific and operational experience in the biotechnology industry.

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Robert D. Martin, Dr. R. Dana Ono, Dr. Debra Peattie and W. Mark Watson are “independent” as defined by NASDAQ Stock Market rules. Accordingly, a majority of our Board of Directors is “independent.”

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

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent registered public accounting firm;

•

approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent registered public accounting firm;

•	monitors the independence of the independent registered public accounting firm and the rotation of partners of the independent auditor on our engagement team as required by applicable regulations;

•

reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent registered public accounting firm the results of the annual audit and reviews of our quarterly financial statements;

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

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and was composed of these three members during 2019: Dr. R. Dana Ono, W. Mark Watson, and Robert D. Martin. Mr. Martin serves as chairman of this committee. On March 20, 2020, the Compensation Committee recommended and the full Board elected to replace W. Mark Watson with Debra Peattie. All members are independent in accordance with rules of the NASDAQ Stock Market.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2019, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except that Mayne Pharma, the beneficial owner of more than ten percent of our common stock, filed one Form 4 disclosing one transaction late.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.inhibitortx.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2019 and 2018. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nicholas J. Virca	2019	$300,000	—	—	—	—	—	$27,432	(2)	$327,432
President and Chief Executive Officer (1)	2018	$300,000	$90,000	—	$68,200	—	—	$23,587	(2)	$481,787
Garrison J. Hasara, CPA	2019	$225,000	—	—	—	—	—	$28,605	(4)	$253,605
Chief Financial Officer, Secretary, and Treasurer (3)	2018	$225,000	$67,500	—	$57,200	—	—	$21,822	(4)	$371,522

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	Includes: $27,432 and $23,587 of health insurance premiums paid in 2019 and 2018, respectively.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes: $28,605 and $21,822 of health insurance premiums paid in 2019 and 2018, respectively.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Nicholas J. Virca, President and Chief Executive Officer. During the fiscal year ended December 31, 2018, Mr. Virca was employed pursuant to an employment agreement that was originally entered into on June 24, 2014 and subsequently amended on May 15, 2015 and February 16, 2017 (the “Prior Virca Employment Agreement”). The Prior Virca Employment Agreement expired on December 31, 2018 and was replaced by the New Virca Employment Agreement (as defined below). Pursuant to the terms of the Prior Virca Employment Agreement, Mr. Virca earned a base salary of $300,000 per annum effective as of July 1, 2017 and was eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Virca and approved by the Board of Directors or a committee of the Board of Directors.

On December 31, 2018, we entered into a new employment letter agreement with Mr. Virca (the “New Virca Employment Agreement”) which formalized revised terms and conditions of Mr. Virca’s employment with us. Pursuant to the New Virca Employment Agreement, Mr. Virca continued to act as our President and Chief Executive Officer on an “at will” basis. While the New Virca Employment is not a contract of employment for any specific period of time, we indicated at the time of signing that we anticipated employing Mr. Virca until June 30, 2019. If, during the term of the New Virca Employment Agreement, we achieved each of (i) completion of all Transfer Activities (as defined in the Third Amended SLA), and the resulting receipt by us of $3 million in advances (as defined in the Third Amended SLA) from Mayne Pharma and (ii) the filing by us of an IND application with

FDA related to the study of SUBA-Itraconazole for the treatment of prostate cancer and the FDA’s clearance of the IND, we would consider extending Mr. Virca’s employment and negotiating in good faith an employment agreement with Mr. Virca that would be on substantially similar terms as the Prior Virca Employment Agreement (subject to the mutual agreement of Mr. Virca and us). On June 14, 2019, we indicated to Mr. Virca that we would be extending the anticipated period under which we expected to employ Mr. Virca under the New Virca Employment Agreement until December 31, 2019 and on December 31, 2019, we indicated to Mr. Virca that we would be extending the anticipated period under which we expected to employ Mr. Virca under the New Virca Employment Agreement until June 30, 2020.

Pursuant to the New Virca Employment Agreement, Mr. Virca earned a base salary of $300,000 per annum (his prior salary level), payable in accordance with our regular payroll practices through 2019 (on December 31, 2019, the New Virca Employment Agreement was amended to reduce Mr. Virca’s salary to $270,000 per annum). Mr. Virca received a cash bonus for the fiscal year ended December 31, 2018 ($90,000 paid in 2019), the amount of such bonus was determined by our Compensation Committee of the Board of Directors in accordance with the bonus potential under the Prior Virca Employment Agreement and the Compensation Committee’s determination of corporate objectives met. Mr. Virca was also eligible for a bonus in cash and/or equity awards for the period covered by the 2019 Virca Employment Agreement, any such bonus to be granted at the discretion of the Board of Directors or the Compensation Committee (none was granted for 2019). The New Virca Employment Agreement may be terminated by us or by Mr. Virca, in each case on 30 days’ notice, and we may terminate the New Virca Employment Agreement immediately for Cause (as such term is defined in the New Virca Employment Agreement). We will have no severance payment obligation to Mr. Virca in the event of any termination of the New Virca Employment Agreement. The New Virca Employment Agreement also provides that Mr. Virca may not compete against us or solicit employees or customers from us for a period of six (6) months after termination of his employment for any reason.

Garrison J. Hasara, Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer. During the fiscal year ended December 31, 2018, Mr. Hasara was employed pursuant to an employment agreement that was originally entered into on June 24, 2014 and subsequently amended on February 16, 2017 (the “Prior Hasara Employment Agreement”). The Prior Hasara Employment Agreement expired on December 31, 2018 and was replaced by the New Hasara Employment Agreement (as defined below). Pursuant to the terms of the Prior Hasara Employment Agreement, Mr. Hasara earned a base salary of $225,000 per annum effective as of July 1, 2017 and was eligible for a bonus in cash or in kind of up to 75% of his base salary based upon his achievement of certain goals as established by Mr. Hasara and approved by the Board of Directors or a committee of the Board of Directors.

On December 31, 2018, we entered into a new employment letter agreement with Mr. Hasara (“New Hasara Employment Agreement”) which formalized revised terms and conditions of Mr. Hasara’s employment with us. Pursuant to the New Hasara Employment Agreement, Mr. Hasara continued to act as our Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer on an “at will” basis. While the New Hasara Employment is not a contract of employment for any specific period of time, we indicated at the time of signing that we anticipated employing Mr. Hasara until June 30, 2019. If, during the term of the New Hasara Employment Agreement, we achieved each of (i) completion of all Transfer Activities (as defined in the Third Amended SLA), and the resulting receipt by us of $3 million in advances (as defined in the Third Amended SLA) from Mayne Pharma and (ii) the filing by us of an IND with FDA related to the study of SUBA-Itraconazole for the treatment of prostate cancer and the FDA’s clearance of the IND, we would consider extending Mr. Hasara’s employment and negotiating in good faith an employment agreement with Mr. Hasara that would be on substantially similar terms as the Prior Hasara Employment Agreement (subject to the mutual agreement of Mr. Hasara and us). On June 14, 2019, we indicated to Mr. Hasara that we would be extending the anticipated period under which we expected to employ Mr. Hasara under the New Hasara Employment Agreement until December 31, 2019 and on December 31, 2019, we indicated to Mr. Hasara that we would be extending the anticipated period under which we expected to employ Mr. Hasara under the New Hasara Employment Agreement until June 30, 2020.

Pursuant to the New Hasara Employment Agreement, Mr. Hasara earned a base salary of $225,000 per annum (his prior salary level), payable in accordance with our regular payroll practices through 2019 (on December 31, 2019, the New Hasara Employment Agreement was amended to reduce Mr. Hasara’s salary to $202,500 per annum). Mr. Hasara also received a cash bonus for the fiscal year ended December 31, 2018 ($67,500 paid in 2019), the amount of such bonus to be determined by our Compensation Committee of the Board of Directors in accordance with the bonus potential under the Prior Hasara Employment Agreement and the Compensation Committee’s determination of corporate objectives met. Mr. Hasara was also eligible for a bonus in cash and/or equity awards for the period covered by the New Hasara Employment Agreement, any such bonus to be granted at the discretion of the Board of Directors or the Compensation Committee (none was granted for 2019). The New Hasara Employment Agreement may be terminated by us or by Mr. Hasara, in each case on 30 days’ notice, and we may terminate the New Hasara Employment Agreement immediately for Cause (as such term is defined in the New Hasara Employment Agreement). We shall have no severance payment obligation to Mr. Hasara in the event of any termination of the New Hasara Employment Agreement. The New Hasara Employment Agreement also provides that Mr. Hasara may not compete against us or solicit employees or customers from us for a period of six (6) months after termination of his employment for any reason.

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers, as of December 31, 2019. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2019.

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

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our EIP. On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. At December 31, 2018, the EIP was comprised of 32,583,475 shares. In December 2018, the Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of March 2020, the EIP is comprised of 43,583,475 shares and there are now 11,839,052 shares available for issuance under the EIP (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.

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

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2019 or 2018.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stefan J. Cross	$—	$—	$—	$—	$—	$—	$—
E. Brendan Magrab (1)	$75,000	—	$53,289	—	—	—	$128,289
Robert D. Martin	$64,270	—	$35,526	—	—	—	$99,796
Dr. R. Dana Ono	$64,000	—	$35,526	—	—	—	$99,526
W. Mark Watson, CPA	$99,904	—	$36,776	—	—	—	$136,680
Debra Peattie, PhD	$6,848	—	$6,090	—	—	—	$12,938

(1)	Options awarded to E. Brendan Magrab in 2019 were unvested at the time of his retirement and were therefore forfeited on the day of his retirement.

On March 20, 2020, 4.5 million options were awarded to our Board members that vest on March 20, 2021, have a ten-year term and an exercise price of $0.05.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, the ownership of our securities by: (i) each of our directors, (ii) all persons who, to our knowledge, are the beneficial owners of more than 5% of the outstanding shares of common stock, (iii) each of the executive officers, and (iv) all of our directors and executive officers, as a group. Each person named in this table has sole investment power and sole voting power with respect to the shares of common stock set forth opposite such person’s name, except as otherwise indicated.

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock(1)
Mayne Pharma Ventures Pty Ltd.(2)	245,635,551	58.8%
Hedgepath, LLC(3)	79,627,069	21.5%
Nicholas J. Virca(4)	9,037,519	2.4%
Garrison J. Hasara, CPA(5)	4,232,544	1.1%
Stefan J. Cross(6)	—	*
Dr. R. Dana Ono(7)	1,778,895	*
W. Mark Watson, CPA(8)	2,974,995	*
Debra Peattie(9)	210,000	*
Robert D. Martin(10)	1,235,895	*
All directors and executive officers as a group (7 persons)	19,469,848	5.2%

*	Less than 1%
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

(2)

Includes 198,653,051 shares of our common stock, 17,391,306 shares of common stock upon conversion of Series B Preferred Stock, and warrants to purchase 29,591,194 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia.

(3)

Includes 79,627,069 shares of our common stock. Our former Corporate Secretary, James A. McNulty, CPA, has sole voting and dispositive power over the securities held by Hedgepath, LLC. The address for Hedgepath, LLC is 324 S. Hyde Park Avenue, Suite 350, Tampa, FL 33606.

(4)

Mr. Virca is our Chief Executive Officer and President. Includes 8,727,519 shares of our common stock and 310,000 vested stock options. Mr. Virca’s address is c/o Inhibitor Therapeutics, Inc. at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(5)

Mr. Hasara is our Chief Financial Officer and Treasurer. Includes 3,972,544 shares of our common stock and 260,000 vested stock options. Mr. Hasara’s address is c/o Inhibitor Therapeutics, Inc. at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(6)	Mr. Cross is a director of our company. Mr. Cross’ address is c/o Mayne Pharma at Level 1, 99 King Street, Melbourne, Victoria 3000, Australia.
(7)

Dr. Ono is a director of our company. Includes 453,000 shares of our common stock and 1,325,895 vested stock options. Dr. Ono’s address is c/o Inhibitor Therapeutics, Inc. at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(8)

Mr. Watson is a director of our company. Includes 1,054,100 shares of our common stock, warrants to purchase 500,000 shares of our common stock, and 1,420,895 vested stock options. Mr. Watson’s address is c/o Inhibitor Therapeutics, Inc. at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

(9)	Dr. Debra Peattie is a director of our company. Includes 210,000 vested stock options. Dr. Peattie’s address is c/o Inhibitor Therapeutics, Inc. at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.
(10)

Robert D. Martin is a director of our company. Includes 60,000 shares of our common stock and 1,175,895 vested stock options. Mr. Martin’s address is c/o Inhibitor Therapeutics, Inc. at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We are a party to a number of key related party transactions with Mayne Pharma, which are described below.

On December 17, 2018 (the “Effective Date”), we entered into the following related agreements (collectively, the “Transaction Documents”): (i) an agreement, by and among us, Mayne Pharma and Mayne Pharma International Pty Ltd (“Mayne Pharma International”) (the “Agreement”), (ii) the Third Amended SLA and (iii) the Amended and Restated Sublicense Agreement, by and between the us and Mayne Pharma International, which amends and restates that certain Sublicense Agreement, dated August 31, 2015, between us and Mayne Pharma International, as amended (referred to in this Item 13 as the “Amended and Restated Sublicense Agreement” – such Amended and Restated Sublicense Agreement being terminated and replaced in August 2019 as described below). In addition, pursuant to the terms of the Agreement, we and Mayne Pharma agreed to the terms and provisions of an Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of Company (the “Amended and Restated COD”), which amends and restates the Certificate of Designation of Series B Convertible Preferred Stock of the Company, dated January 8, 2018 (as corrected, the “Original COD”), to remove certain features thereof as described below. As of the date of this Report, all outstanding shares of Series B Preferred Stock are held by Mayne Pharma. Mayne Pharma owns approximately 55.2% of our equity securities on a fully-diluted basis and beneficially owned 58.8% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock) as of the date of this Report.

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

•

the election of each E. Brendan Magrab, W. Mark Watson, Dr. R. Dana Ono, Stefan J. Cross and Robert D. Martin (each then a member of our Board of Directors) to serve on the Board of Directors for a one-year term that expires at the next annual meeting of our stockholders or until his earlier death, resignation or removal; and

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

•

if, and only if, our SUBA-Itraconazole BCCNS Phase 2(b) clinical trial data have been provided to Mayne Pharma in all material respects so as to allow Mayne Pharma to assume control of SUBA-Itraconazole BCCNS in the United States, upon the earlier of June 30, 2019 or the acceptance for filing by FDA of an NDA for the SUBA-Itraconazole BCCNS, Mayne Pharma must make an Advance to the Company of $1,500,000 (subsequently received in July 2019); and

•

If we raise aggregate gross proceeds of more than $3 million from the sale of new common stock, preferred stock equity subordinate to the preferred stock held by Mayne Pharma or warrants (“New Securities”) to third parties in one or more equity financings by June 30, 2021 (the “Equity Funding Achievement”), we may request additional Advances of up to an amount equal to $2 million less the amount of aggregate gross proceeds received by us from Mayne Pharma from the sale of New Securities if Mayne Pharma elects to participate in such equity financings pursuant to contractual pro rata participation rights contained in the Third Amended SLA.

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

On August 21, 2019, we received written notice of termination of the Amended and Restated Sublicense Agreement due to the fact that The Johns Hopkins University (the third party from whom Mayne Pharma International was itself sublicensing the Patents) had terminated such sublicense agreement. Thereafter, on August 27, 2019, we and Mayne Pharma International entered into a new Sublicense Agreement, effective August 20, 2019 (the “New Sublicense Agreement”), under which we received from Mayne Pharma International a sublicense to the same Patents covered by the Amended and Restated Sublicense Agreement on nearly identical terms as the Amended and Restated Sublicense Agreement (including with respect to licensed field, the licensed indications and the license fees, milestone payments and minimum annual and running royalties that may be owed by the us to Mayne Pharma International, as well as the terms related to patent prosecution and infringement, reporting and indemnification). Mayne Pharma International was able to enter into the New Sublicense Agreement because, subsequent to the termination of the Amended and Restated Sublicense Agreement, Mayne Pharma International entered into a direct license agreement with respect to the Patents with The Johns Hopkins University, the owner of the Patents.

The New Sublicense Agreement has a term commencing on August 20, 2019 and continuing until the earlier of: (a) the date of expiration of the last Patent covered by New Sublicense Agreement; or (b) notice by Mayne Pharma International with immediate effect promptly after termination or expiry of its rights to license the Patents. Mayne Pharma International and us have the right to terminate the New Sublicense Agreement upon the occurrence of certain events, including the bankruptcy of a party or breach of a party’s obligations under the New Sublicense Agreement (subject to a notice and cure period). Mayne Pharma International may also terminate the New Sublicense Agreement upon the expiration or termination of that certain Third Amended SLA.

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

Mayne Pharma owns approximately 55.2% of our equity securities on a fully-diluted basis and beneficially owns approximately 58.8% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock) as of the date of this filing.

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

•

Mayne Pharma has the right to designate one director to our Board of Directors and to designate a second director if the size of the board is increased to seven directors until the earlier to occur of: (i) the date that the Third Amended SLA is terminated or expires, or (ii) the date on which the Mayne Pharma or its affiliates ceases to own ten percent (10%) or more of the issued and outstanding common stock on a fully diluted basis (which we call the Voting Rights Termination Date);

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

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $65,000 and $65,000, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services related to our S-1 filings for the years ended December 31, 2019 and December 31, 2018 totaled $3,352 and $1,750, respectively.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2019 and 2018 totaled $3,750 and $4,600, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock (2)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (3)

3.4	Second Amended and Restated Bylaws of the Company (4)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation (5)

3.6	Amended and Restated Certificate of Designation of Series B Preferred Stock of the Company, dated February 1, 2019 (6)

3.7	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 20, 2019 (14)

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (7)

4.2	Form of Warrant issued in the 2016 Private Placement (8)

4.3	Form of Warrant issued in the January 2018 Series B Preferred Stock Financing (9)

10.1	Amended and Restated Equity Holders Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (10)+

10.2	Amendment No. 1 to Amended and Restated Equity Holders Agreement, dated December 17, 2015, Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC., Nicholas J. Virca and Frank O’Donnell (11)

10.3	Employment Letter Agreement, dated December 31, 2018, between the Company and Nicholas J. Virca (12)

10.4	Employment Letter Agreement, dated December 31, 2018, between the Company and Garrison J. Hasara (12)

10.5	Third Amended and Restated Supply and License Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15) +

10.6	Amended and Restated Sublicense Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15) +

10.7	Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15)

10.8	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc. (10)+

Exhibit No.	Description

10.9	Securities Purchase Agreement, dated January 8, 2018, between the Company and Mayne Pharma (9)

10.10	Sublicense Agreement, dated August 27, 2019, by and between Mayne Pharma International Pty Ltd and the Company (16) +

10.11	2014 Equity Incentive Plan (included as Annex B to the Registrant’s Definitive Information Statement filed on October 13, 2014)

14	Code of Ethical Conduct (13)

23.1	Consent of Cherry Bekaert LLP *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XRL Taxonomy Presentation Linkbase Document

*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed with Form 8-K, dated August 16, 2013.
(2)	Previously filed with Form 8-K, dated September 10, 2013.
(3)	Previously filed with Form S-1/A on July 22, 2015.
(4)	Previously filed with Form 8-K, dated May 21, 2015.
(5)	Previously filed with Form 8-K, dated May 26, 2016.
(6)	Previously filed with Definitive Information Statement, filed on January 8, 2019.
(7)	Previously filed with Form 8-K, dated June 30, 2014.
(8)	Previously filed with Form 8-K, dated April 15, 2016.
(9)	Previously filed with Form 8-K, dated January 11, 2018.
(10)	Previously filed with Form 10-Q on August 14, 2015.
(11)	Previously filed with Form 8-K, dated December 22, 2016.
(12)	Previously filed with Form 8-K, dated December 31, 2018.
(13)	Previously filed with Form 10-K on February 13, 2015.
(14)	Previously filed with Form 8-K, dated August 20, 2019.
(15)	Previously filed with Form 10-K on March 7, 2019.
(16)	Previously filed with Form 10-Q on November 7, 2019.

Item 16.	Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

INHIBITOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Inhibitor Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inhibitor Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plan regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Tampa, Florida

March 30, 2020

INHIBITOR THERAPEUTICS, INC.

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$803,816	$1,108,713
Prepaid expenses	42,450	41,296

Total current assets	846,266	1,150,009
Other long-term assets	53,700	82,992

Total assets	$899,966	$1,233,001

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$315,940	$384,829
Dividends payable, related party	100,822	99,945
Other liabilities	14,339	215,876

Total current liabilities	431,101	700,650
Deferred revenue, related party	3,000,000	500,000

Total liabilities	3,431,101	1,200,650

Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at both December 31, 2019 and December 31, 2018	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 370,446,185 and 370,084,064 shares issued and outstanding at December 31, 2019 and 2018, respectively	37,045	37,008
Additional paid-in capital	49,384,953	49,015,120
Accumulated deficit	(55,913,999)	(52,980,643)

Total stockholders’ (deficit) equity	(2,531,135)	32,351

Total liabilities and stockholders’ (deficit) equity	$899,966	$1,233,001

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,
	2019	2018
Revenues:	$—	$—

Expenses:
Research and development	1,208,075	2,633,567
General and administrative	1,539,821	1,930,690

Total expenses	2,747,896	4,564,257

Loss from operations	(2,747,896)	(4,564,257)
Interest income	14,540	14,027

Net loss	$(2,733,356)	$(4,550,230)
Preferred stock dividend	(200,000)	(156,493)

Net loss applicable to common shareholders	(2,933,356)	(4,706,723)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	370,432,295	369,812,939

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock–Series B		Common Stock			Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balances, January 1, 2018	—	—	369,599,266	$36,960	$48,403,523	$(48,273,920)	$166,563
Sale of Preferred Stock and common stock warrants to related party, net	5,797,102	3,960,866	—	—	—	—	3,960,866
Issuance of common stock upon warrant exercise	—	—	100,000	10	11,990	—	12,000
Issuance of common stock for payment of dividends on Preferred Stock	—	—	184,798	18	56,529	—	56,547
Stock-based compensation	—	—	75,000	7	543,091	—	543,098
Issuance of common stock in payment of vested restricted stock units, net	—	—	125,000	13	(13)	—	—
Preferred stock dividends, related party						(156,493)	(156,493)
Net loss	—	—	—	—	—	(4,550,230)	(4,550,230)

Balances, December 31, 2018	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	269,924	—	269,924
Preferred stock dividends, related party	—	—	—	—	—	(200,000)	(200,000)
Net loss	—	—	—	—	—	(2,733,356)	(2,733,356)

Balances, December 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(2,733,356)	$(4,550,230)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	269,924	543,098
Changes in assets and liabilities:
Prepaid expenses and other assets	28,138	299,651
Accounts payable and other current liabilities	(270,425)	(785)

Net cash used in operating activities	(2,705,719)	(3,708,266)

Financing activities:
Advances of royalties, related party	2,500,000	500,000
Payment of Preferred Stock cash dividend, related party	(99,178)
Proceeds from exercise of common stock warrants	—	12,000
Proceeds from the sale of Preferred Stock and common stock warrants, related party, net	—	3,960,866

Net cash provided by financing activities	2,400,822	4,472,866

Net (decrease) increase in cash and cash equivalents	(304,897)	764,600
Cash and cash equivalents at beginning of year	1,108,713	344,113

Cash and cash equivalents at end of year	$803,816	$1,108,713

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$99,946	$56,547

Accrued, but unpaid dividends	$100,822	$99,946

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	Corporate overview:

Overview

The accompanying audited financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology) as successor to Commonwealth Biotechnologies, Inc., a Virginia corporation (“CBI”), have been prepared by the Company as a going concern, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As used herein, the term “common stock” means the Company’s common stock, $0.0001 par value per share.

Nature of the Business

The Company is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has explored and expects to continue to explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer.

The Company’s current primary focus is on the development of therapies initially for prostate and also lung cancers in the U.S. market utilizing SUBA-Itraconazole, a patented, oral formulation of the currently FDA approved and marketed, well-understood, anti-fungal drug itraconazole to which the Company hold an exclusive U.S. license in the licensed field from the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. SUBA-Itraconazole is currently licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement between the Company and Mayne Pharma, dated December 17, 2018. Previously, the Company conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“SUBA-Itraconazole BCCNS”). Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole for the treatment of BCCNS in December 2018 pursuant to the Third Amended and Restated Supply and License Agreement.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	Corporate overview (continued):

As of the Effective Date and at December 31, 2019, all 5,797,102 outstanding shares the Series B Preferred Stock are held by Mayne Pharma.

The Transaction Documents resulted from negotiations regarding the existing right of Mayne Pharma under the Second Amended SLA to elect to assume control of the regulatory and clinical development program for SUBA-Itraconazole for the treatment of

BCCNS in exchange for a royalty on any future net sales of SUBA-Itraconazole BCCNS by Mayne Pharma in the United States if and FDA New Drug Application (“NDA”) was not accepted for filing by FDA by December 31, 2018 (subject to limited extension if the NDA were filed in December 2018). Based on unforeseen requirements imposed by FDA in September 2018, the Company determined that it would be unable to responsibly file the SUBA-Itraconazole BCCNS NDA by this deadline, and thus the Company commenced negotiations with Mayne Pharma to transfer SUBA-Itraconazole BCCNS in advance of December 31, 2018 on negotiated terms deemed beneficial to the Company.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

(iii)

If, and only if, the Company’s Phase 2(b) clinical trial data have been provided to Mayne Pharma in all material respects so as to allow Mayne Pharma to assume control of SUBA-Itraconazole BCCNS in the United States, upon the earlier of June 30, 2019 or the acceptance for filing by FDA of an NDA for the SUBA-Itraconazole BCCNS, Mayne Pharma must make an Advance to the Company of $1,500,000; the Company received this advance in July 2019; and

(iv)

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	Corporate overview (continued):

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

January 2018 Series B Preferred Stock Purchase Agreement

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	Corporate overview (continued):

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

Dividends. The shares of Series B Preferred Stock accrue dividends at a rate of 5% of the Per Share Price per annum per share. Dividends are paid semi-annually as of June 30 (with a payment date of July 15) and December 31 (with a payment date of January 15) each year. The Company has the option in its discretion to pay dividends in cash or shares of common stock. If the Company elects to pay dividends in shares of common stock, the number of shares to be paid being calculated by dividing (i) the principal value of the dividend to be paid by (ii) the 6-month volume-weighted average price of the common stock prior to the measurement date (being 31 December, or 30 June) of the applicable year. The dividend payment due on January 15, 2020 has not been paid as of the filling of this Report. The Company elected to defer payment of the dividend to a later date still to be determined, with the concurrence of Mayne.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

2.	Liquidity and management’s plans:

At December 31, 2019, the Company had approximately $0.8 million in cash and cash equivalents. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into approximately the third quarter of 2020. This estimation assumes the Company does not accelerate the development of existing product candidates, acquire other drug development opportunities, or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts, and its working capital needs primarily through the following:

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

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 7 – Legal Proceedings). The existence of the Action and the Class Action and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. While the Company believes the Company may have further clarity on the Action during the third quarter of 2020 when the court in which the Action is pending rules on the defendants’ motion to dismiss, such ruling may be adverse to the defendants or create additional uncertainties which could continue to hamper the Company’s ability to raise capital. If adequate funds are not available when needed, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which created a new Topic, ASC Topic 842 and established the core principle that a lessee should recognize the assets, representing rights-of-use, and liabilities to make lease payments that arise from leases. For leases with a term of 12 months or less, a lessee is permitted to make an election under which such assets and liabilities would not be recognized, and lease expense would be recognized generally on a straight-line basis over the lease term. This standard was effective for us beginning in 2019, and early application was permitted. We evaluated the impact of this guidance and determined it had no material impact on our financial statements as the Company does not have any long-term leases.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

3.	Summary of Significant Accounting Policies (continued):

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. Deferred Revenue consisted of $3.0 million and $0.5 million of royalties advanced by Mayne Pharma under the Third Amended SLA as of December 31, 2019 and December 31, 2018, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2019, the Company had approximately $0.3 million in excess of the amount covered by Federal Deposit Insurance Corporation with two financial institutions.

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

In applying the Black-Scholes option pricing model for options issued in February 2019 that vested on the one-year anniversary of the grant date, the assumptions were as follows: expected price volatility of 85.4%; risk-free interest rate of 2.51%; weighted average expected life in years of 5.5; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in June 2019 that will vest on February 3, 2020, the assumptions were as follows: expected price volatility of 85.3%; risk-free interest rate of 1.83%; weighted average expected life in years of 5.3; and no dividend yield. In applying the Black-Scholes option pricing model for options issued in December 2019 that will vest on February 3, 2020, the assumptions were as follows: expected price volatility of 70.0%; risk-free interest rate of 1.73%; weighted average expected life in years of 5; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

3.	Summary of Significant Accounting Policies (continued):

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 4 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2019 or 2018.

4.	Income Taxes:

The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2019	2018
Income taxes benefit computed at statutory rate	$(574,005)	$(955,548)
State income tax benefit, net	(112,934)	(188,002)
Other	40,085	(24,357)
Change in valuation allowance	646,854	1,167,907

Total	$—	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2019	2018
In-process research and development	$736,325	$736,325
Net operating loss carry forward	6,425,461	5,807,112
R&D credit	339,052	310,682
Share-based compensation	33,943	33,943
Other	2,742	2,607

	7,537,523	6,890,669

Less: valuation allowance	(7,537,523)	(6,890,669)

Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2019 and 2018, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

The Company has a federal net operating loss (“NOLs”) of approximately $25.6 million as of December 31, 2019. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $25.6 million as of December 31, 2019. The loss carryforwards begin to expire in 2018.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	Stockholders’ Equity:

Employee Stock Plans

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI, the Company’s predecessor company. There are no options outstanding under this plan.

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

Stock option activity for the years ended December 31, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2018	650,000	$0.24	$0
Granted to Directors and Officers in 2018	2,774,000	$0.29
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2018	3,424,000	$0.28	$0

Granted to Directors and Officers in 2019	3,195,527	$0.07
Exercised	—	—
Forfeited	(1,616,842)	$0.15

Outstanding at December 31, 2019	5,002,685	$0.19	$1,260

Options outstanding at December 31, 2019 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.05 - $ 0.10	2,208,685	9.19	$0.07	$1,260
$ 0.11 - $ 0.30	2,167,000	7.70	$0.26	$0
$ 0.31 - $ 0.33	627,000	8.46	$0.33	$0

	5,002,685			$1,260

Options exercisable at December 31, 2019 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.11 - $ 0.30	2,167,000	7.70	$0.26	$0
$ 0.31 - $ 0.33	627,000	8.46	$0.33	$0

	2,794,000			$0

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

5.	Stockholders’ Equity (continued):

The weighted average grant date fair value of options granted during the years ended December 31, 2019 and December 31, 2018 was $0.05 and $0.24, respectively.

Non-vested stock option activity for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Non-vested at January 1, 2019	2,016,000
Granted	3,195,527
Vested	(1,671,000)
Forfeited	(1,331,842)

Non-vested at December 31, 2018	2,208,685	$0.07	$1,260

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $269,924 and $543,089 in stock-based compensation expense related to stock options for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was unamortized stock-based compensation of approximately $0.01 million.

Preferred Stock Issuances

See Note 1 for discussion of preferred stock issued to Mayne Pharma in 2018.

Warrants

See Note 1 for discussion of warrants issued in conjunction with the Mayne Pharma Purchase Agreement. See Note 1 for discussion of the warrants issued in connection with the Series B Preferred Stock Purchase Agreement.

No warrants were exercised in 2019. Details of the 2018 warrant exercises can be found in the chart below:

Year	Warrant Holder	# of Warrants Exercised	Exercise Price	Total Proceeds
2018	May 2016 Financing Investors	100,000	$0.12	$12,000

There were 54,618,390 outstanding common stock warrants at December 31, 2019 with a weighted average exercise price of $0.14 and a weighted average remaining life of 1.5 years. Subsequent to year-end, on January 8, 2020, a total of 2,608,696 warrants with an exercise price of $0.23 held by Mayne Pharma expired.

6.	Related party transactions:

The Company has significant contractual agreements with majority stockholder Mayne Pharma as discussed in Note 1 and Note 3. There were no amounts due to or from Mayne Pharma at December 31, 2019 or December 31, 2018.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

7.	Legal Proceedings:

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is not the subject of any pending legal proceedings.

On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of the Company and an investment vehicle associated with the Company’s former Executive Chairman, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., Civil Action Number 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”) against the Company’s directors and President and Chief Executive Officer, and a former director (collectively the “Individual Defendants”). On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Action.

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain Company equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between the Company and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in Company press releases and filings with the SEC. The Complaint seeks unspecified damages, equitable and other relief from the defendants. The Company’s director and officer insurance has reimbursed all of the Company’s legal costs to date from HPLLC’s initial inquiry related to this matter. Legal costs associated directly with the Company as a nominal defendant will be payable by the Company until certain retention amounts are reached. Such costs have been nominal through December 31, 2019 and are included in general and administrative expenses for the current period.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. Those motions are pending as of the date of this Report, and a hearing on those motions was scheduled on March 26, 2020, but was postponed due to the Coronavirus outbreak to a date to be determined. The Company believes it may have further clarity on this matter during the third quarter of 2020 when the court in which the Action is pending rules on the defendants’ motion to dismiss.

The Company believes the Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by Company stockholder and purported class representative Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Class Action”). The Class Action followed a request for, and subsequent provision of, certain books and records of the Company pursuant to 8 Del. C. § 220. The defendants named in the Class Action are identical to those named in the Action, with the exception that the Company is not a party to the litigation. The Class Action asserts two direct breach of fiduciary duty claims-one against Mayne, the other against the Individual Defendants-and the facts underlying those claims almost entirely mirror those alleged in the Action.

The Company believes the Class Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: March 30, 2020	By:	/S/ NICHOLAS J. VIRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Garrison J. Hasara
	Name:	Garrison J. Hasara
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ W. MARK WATSON, CPA	Chairman and Director	March ,30 2020
W. Mark Watson, CPA

/S/ STEFAN J. CROSS	Director	March 30, 2020
Stefan J. Cross

/S/ DR. R. DANA ONO	Director	March 30, 2020
Dr. R. Dana Ono

/S/ ROBERT MARTIN	Director	March 30, 2020
Robert Martin

/S/ DEBRA PEATTIE	Director	March 30, 2020
Debra Peattie

S-1