Form 10-Q
period 2020-03-31
Inhibitor Therapeutics, Inc.
filed 2020-05-01
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Registrant’s telephone number (including area code): 813-509-2420

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

As of May 1, 2020 there were 370,446,185 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$302,688	$803,816
Prepaid expenses	48,239	42,450

Total current assets	350,927	846,266
Other long-term assets	46,377	53,700

Total assets	$397,304	$899,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$154,240	$315,940
Dividends payable	150,685	100,822
Other liabilities	40,975	14,339

Total current liabilities	345,900	431,101
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,345,900	3,431,101

Commitments and contingencies (note 5)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at March 31, 2020 and December 31, 2019	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 370,446,185 shares issued and outstanding at March 31, 2020 and December 31, 2019	37,045	37,045
Additional paid-in capital	49,401,772	49,384,953
Accumulated deficit	(56,348,279)	(55,913,999)

Total stockholders’ deficit	(2,948,596)	(2,531,135)

Total liabilities and stockholders’ deficit	$397,304	$899,966

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:	$—	$—

Expenses:
Research and development expenses	97,455	196,774
General and administrative	287,987	594,826

Total Expenses:	385,442	791,600

Loss from operations	(385,442)	(791,600)

Interest income	1,025	5,312

Net loss	(384,417)	(786,288)
Preferred stock dividend	(49,863)	(49,315)

Net loss applicable to common stockholders	$(434,280)	$(835,603)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	370,446,185	370,389,855

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)
Stock based compensation	—	—	—	—	16,819	—	16,819
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(384,417)	(384,417)

Balances, March 31, 2020	5,797,102	$3,960,866	370,446.185	$37,045	$49.401,772	$(56,348,279)	$(2,948,596)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	131,031	—	131,031
Preferred stock dividends						(49,315)	(49,315)
Net loss	—	—	—	—	—	(786,288)	(786,288)

Balances, March 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,246,060	$(53,816,246)	$(572,275)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(384,417)	$(786,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	16,819	131,031
Changes in assets and liabilities:
Prepaid expense and other assets	1,534	2,467
Accounts payable and other current liabilities	(135,064)	(325,199)

Net cash used in operating activities	(501,128)	(977,989)

Financing activities:
Advances of royalties, related party	—	1,000,000

Net cash provided by financing activities	—	1,000,000

Net change in cash and cash equivalents	(501,128)	22,011
Cash and cash equivalents at beginning of period	803,816	1,108,713

Cash and cash equivalents at end of period	$302,688	$1,130,724

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$—	$99,946

Accrued, but unpaid dividends	$49,863	$49,315

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2020, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 30, 2020 (the “2019 Annual Report”). The accompanying condensed balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2019 Annual Report and the Company’s other filings with the SEC.

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

The Company’s current primary focus is on the development of therapies initially for prostate and lung cancer in the U.S. market utilizing SUBA-Itraconazole, a patented, oral formulation of the drug itraconazole currently approved by the U.S. Food and Drug Administration (“FDA”) and marketed as an anti-fungal, for which the Company holds an exclusive U.S. license in the licensed field from the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”). SUBA-Itraconazole is currently licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement (“Third Amended SLA”) between the Company and Mayne Pharma, dated December 17, 2018. Previously, the Company conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“SUBA-Itraconazole BCCNS”). Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole BCCNS in December 2018 pursuant to the Third Amended SLA in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States.

The Company demonstrated in its previous Phase 2b trial for SUBA-Itraconazole BCCNS that the dosing of oral capsules of SUBA-Itraconazole affects the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the FDA for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.

In November 2019, the Company filed an Investigational New Drug Application (“IND”) to commence Phase 2b testing of SUBA-Itraconazole as a treatment for late-stage, castrate resistant prostate cancer (this product candidate is referred to as SUBA-Itraconazole Prostate). In December 2019, the Company received authorization from FDA to launch such Phase 2b of SUBA-Itraconazole Prostate. The Company’s 2020 goal for SUBA-Itraconazole Prostate is (assuming it obtains adequate funding and assuming no material delays due to the novel coronavirus outbreak) to commence the human testing of SUBA-Itraconazole Prostate in conjunction with chemotherapy for the treatment of late-stage prostate cancer.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

1.	Corporate overview (continued):

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

The Company had cash and cash equivalents of approximately $0.3 million as of March 31, 2020. Based on the Company’s current operational plan and budget, and taking into account the recent reduction in the Company’s salary obligations, as described in Note 6, the Company expects that it has sufficient cash to manage its business into the third quarter of 2020, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions);

•

royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any royalties advanced under Third Amended SLA, although it is uncertain if and when such FDA approval will be obtained);

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors;

•

potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•

government or private foundation grants or loans which would be awarded to us to further develop our current and future therapies, or government payroll protection or similar programs available as a result of the novel coronavirus outbreak.

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 5 – Legal Proceedings). The existence of the Action and the Class Action (as defined below) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. While the Company believes the Company may have further clarity on the Action during the third quarter of 2020 when the court in which the Action is pending is anticipated to rule on the defendants’ motion to dismiss, such ruling may be adverse to the defendants or create additional uncertainties or may be further delayed due to the novel coronavirus outbreak, which could continue to hamper the Company’s ability to raise capital. If adequate funds are not available when needed, the Company may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company. In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (“WHO”) declared the novel coronavirus outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary declared a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. The Company has maintained operations virtually during the outbreak, but the impact of the outbreak currently is unknown and rapidly evolving. The related health crisis has adversely affected the U.S. and global economy, resulting in an economic downturn that has impacted the financial markets and the Company’s ability to raise capital.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

2.	Liquidity and management’s plans (continued):

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the SUBA-Itraconazole BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. At March 31, 2020 and December 31, 2019, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2020, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.

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

In applying the Black-Scholes option pricing model for options issued in March 2020 that vest on the first anniversary of the grant date, the assumptions were as follows: expected price volatility of 97.4%; risk-free interest rate of 0.52%; weighted average expected life in years of 5.5; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Recent accounting pronouncements:

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that they will have a material impact on the Company’s financial statements.

4.	Stockholders’ Equity:

Employee Stock Plans

On March 20, 2020, members of the Company’s Board of Directors were awarded 4.5 million stock options pursuant to the 2014 Equity Incentive Plan (the “EIP”) with an exercise price of $0.05 and a Black-Scholes value of $0.038 that vest on the first anniversary of the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the March 20, 2020 stock options grants was approximately $0.2 million.

On February 3, 2019, members of the Company’s Board of Directors were awarded approximately 3.0 million stock options pursuant to the EIP with an exercise price of $0.076 and Black-Scholes value of $0.054 that vest on the first anniversary of the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the February 3, 2019 stock options grants was approximately $0.2 million.

On December 12, 2019, a new member of the Company’s Board of Directors was awarded 210,000 stock options pursuant to the EIP with an exercise price of $0.05 and Black-Scholes value of $0.029 that vested on February 3, 2020. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the December 12, 2019 stock options grant was approximately $6,090.

Total stock-based compensation for the three months ended March 31, 2020 was approximately $0.02 million and is related to common stock options issued pursuant to the EIP in 2019 and 2020 as mentioned above. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of March 31, 2020, there were 9,502,685 outstanding common stock options under the EIP of which 5,002,685 were vested. There was approximately $0.2 million in unamortized stock-based compensation at March 31, 2020.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

5.	Legal Proceedings (continued):

reimbursed all of the Company’s legal costs to date from HPLLC’s initial inquiry related to this matter. Legal costs associated directly with the Company as a nominal defendant will be payable by the Company until certain retention amounts are reached. Such costs have been nominal through March 31, 2020 and are included in general and administrative expenses for the current period.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. Those motions are pending as of the date of this Report, and a hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the coronavirus outbreak. The Company believes it may have further clarity on this matter during the third quarter of 2020 when the court in which the Action is pending is anticipated to rule on the defendants’ motion to dismiss. However, due to the coronavirus outbreak, there can be no certainty that the court in which the Action is pending will rule on the defendants’ motion to dismiss during the third quarter of 2020.

The Company believes the Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a Company stockholder and purported class representative Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Class Action”). The Class Action followed a request for, and subsequent provision of, certain books and records of the Company pursuant to 8 Del. C. § 220. The defendants named in the Class Action are identical to those named in the Action, with the exception that the Company is not a party to the litigation. The Class Action asserts two direct breach of fiduciary duty claims-one against Mayne, the other against the Individual Defendants-and the facts underlying those claims almost entirely mirror those alleged in the Action.

The Company believes the Class Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

6.	Subsequent events

On April 10, 2020, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved a reduction in the annual base salaries for each of Nicholas J. Virca, the Company’s President and Chief Executive Officer (“Virca”), and Garrison J. Hasara, the Company’s Chief Financial Officer, Treasurer, Secretary and Chief Compliance Officer (“Hasara”) in order to allow the Company to preserve cash resources and to compensate Virca and Hasara in a manner commensurate with their current respective levels of activity with the Company. Accordingly, effective as of the regular pay period following the Committee’s approval, Virca’s annual base salary was reduced from $270,000 to $120,000, and Hasara’s annual base salary was reduced from $202,500 to $180,000. Aside from the reductions in annual base salary, there were no changes made to the Virca and Hasara employment letter agreements, dated December 31, 2018 and later modified on or about June 14, 2019 and December 31, 2019.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Research and Development Expenses. We recognized approximately $0.1 million in research and development expenses during the three months ended March 31, 2020 compared to approximately $0.2 million for the three months ended March 31, 2019. Research and development expenses for the three months ended March 31, 2020 primarily included salary expenses and expenses related to follow-up with the FDA on the Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer that was cleared by the FDA in late 2019. The expenses for the three months ended March 31, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer.

General and Administrative Expenses. We recognized approximately $0.3 million in general and administrative expenses during the three months ended March 31, 2019 compared to $0.6 million for the three months ended March 31, 2018. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a decrease in wages as a result in the reduction in the number of employees as well as a reduction in stock compensation expense due to the timing of the vesting of issued stock options. Our expenses are expected to decrease further in the second quarter of 2020 due to the decrease in salaries of our Chief Executive Officer and our Chief Financial Officer.

Interest Income. We recognized interest income of $1,025 during the three months ended March 31, 2020 compared to $5,312 for the three months ended March 31, 2019 for interest earned on cash balances in our money market account.

Liquidity and Capital Resources

We had approximately $0.3 million cash on hand at March 31, 2020. Based on our current operational plan and budget, and taking into account the recent reduction in our salary obligations, we expect that we will have sufficient cash to manage our business into the third quarter of 2020, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions);

•

royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon approval by FDA (after earned royalties have been applied to any royalties advanced under the Supply and License Agreement, although it is uncertain if and when such FDA approval will be obtained);

•	proceeds from the exercise of outstanding warrants previously issued in private financings to investors;

•

potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•

government or private foundation grants or loans which would be awarded to us to further develop our current and future therapies, or government payroll protection or similar programs available as a result of the coronavirus outbreak.

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain our operations for an extended period of time and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to shareholder litigations (see Note 5 – Legal Proceedings in the accompanying unaudited financial statements). The existence of the Action and the Class Action (as defined in such note) and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. While we believe we may have further clarity on the Action during the third quarter of 2020, when the court in which the Action is pending is anticipated to rule on the defendants’ motion to dismiss, such ruling may be adverse to the defendants or create additional uncertainties or may be further delayed due to the novel coronavirus outbreak, which could continue to hamper the our ability to raise capital. If adequate funds are not available when needed, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us.

In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the novel coronavirus outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary declared a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. The Company has maintained operations virtually during the outbreak, but the impact of the outbreak currently is unknown and rapidly evolving. The related health crisis has adversely affect the U.S. and global economy, resulting in an economic downturn that has impacted the financial markets and the Company’s ability to raise capital.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for beginning, completion, and results of, clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, or (iv) the results of pending litigation involving our company, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others,

•

acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer or other diseases, and the potential acquisition or license of other pharmaceutical technologies) by investors and potential commercial collaborators;

•	the uncertainties regarding the impact of the 2020 novel coronavirus outbreak and related governmental actions on our business model and our ability to implement our business;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	the timing for resolution of any pending litigation involving our company, and the nature of any such resolution, if achieved;

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2019 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of ours and an investment vehicle associated with our former Executive Chairman, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., Civil Action Number 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”) against our directors and President and Chief Executive Officer, and a former director (collectively the “Individual Defendants”). On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Action.

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of us, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain of our equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between us and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the SEC. The Complaint seeks unspecified damages, equitable and other relief from the defendants. Our director and officer insurance has reimbursed all of the Company’s legal costs to date from HPLLC’s initial inquiry related to this matter. Legal costs associated directly with the Company as a nominal defendant will be payable by us until certain retention amounts are reached. Such costs have been nominal through March 31, 2020 and are included in general and administrative expenses for the current period.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. Those motions are pending as of the date of this Report, and a hearing on those motions was scheduled on March 26, 2020, but was postponed due to the novel coronavirus outbreak to June 2020. The Company believes it may have further clarity on this matter during the third quarter of 2020 when the court in which the Action is pending is anticipated to rule on the defendants’ motion to dismiss. However, due to the coronavirus outbreak, there can be no certainty that the court in which the Action is pending will rule on the defendants’ motion to dismiss during the third quarter of 2020.

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a stockholder and purported class representative Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Class Action”). The Class Action followed a request for, and subsequent provision of, certain books and records of ours pursuant to 8 Del. C. § 220. The defendants named in the Class Action are identical to those named in the Action, with the exception that Inhibitor Therapeutics, Inc. is not a party to the litigation. The Class Action asserts two direct breach of fiduciary duty claims-one against Mayne, the other against the Individual Defendants-and the facts underlying those claims almost entirely mirror those alleged in the Action.

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

INHIBITOR THERAPEUTICS, INC.

Date: May 1, 2020	By:	/s/ Nicholas J. Virca
Nicholas J. Virca
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2020	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA
Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1