Form 10-Q
period 2020-06-30
Inhibitor Therapeutics, Inc.
filed 2020-08-12
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020 there were 373,635,873 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$137,317	$803,816
Prepaid expenses	40,029	42,450

Total current assets	177,346	846,266
Other long-term assets	39,054	53,700

Total assets	$216,400	$899,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$158,508	$315,940
Dividends payable, related party (Note 7)	200,548	100,822
Notes payable (Note 4)	16,178	—
Other liabilities	86,344	14,339

Total current liabilities	461,578	431,101
Notes payable (Note 4)	25,422	—
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,487,000	3,431,101

Commitments and contingencies (Note 6)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at June 30, 2020 and December 31, 2019	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 370,446,185 shares issued and outstanding at June 30, 2020 and December 31, 2019	37,045	37,045
Additional paid-in capital	49,444,525	49,384,953
Accumulated deficit	(56,713,036)	(55,913,999)

Total stockholders’ deficit	(3,270,600)	(2,531,135)

Total liabilities and stockholders’ deficit	$216,400	$899,966

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	52,661	303,596	150,116	500,370
General and administrative	262,383	331,904	550,370	926,730

Total Expenses:	315,044	635,500	700,486	1,427,100

Loss from operations	(315,044)	(635,500)	(700,486)	(1,427,100)
Interest income	150	2,809	1,175	8,121

Net loss	$(314,894)	$(632,691)	(699,311)	(1,418,979)
Preferred stock dividend	(49,863)	(49,863)	(99,726)	(99,178)

Net loss applicable to common stockholders	$(364,757)	$(682,554)	(799,037)	(1,518,157)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	370,446,185	370,446,185	370,446,185	370,418,176

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)
Stock based compensation	—	—	—	—	16,819	—	16,819
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(384,417)	(384,417)

Balances, March 31, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,401,772	$(56,348,279)	$(2,948,596)
Stock based compensation	—	—	—	—	42,753	—	42,753
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
	—	—	—	—	—	(314,894)	(314,894)

Balances, June 30, 2020	5,797,102	$3,960,866	370,446.185	$37,045	$49,444,525	$(56,713,036)	$(3,270,600)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	131,031	—	131,031
Preferred stock dividends	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(786,288)	(786,288)

Balances, March 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,246,060	$(53,816,246)	$(572,275)
Stock based compensation	—	—	—	—	81,614	—	81,614
Preferred stock dividends	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(632,691)	(632,691)

Balances, June 30, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,327,674	$(54,498,800)	$(1,173,215)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(699,311)	$(1,418,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	59,572	212,645
Changes in assets and liabilities:
Prepaid expense and other assets	17,067	17,935
Accounts payable and other current liabilities	(85,427)	(395,114)

Net cash used in operating activities	(708,099)	(1,583,513)

Financing activities:
Advances of royalties, related party	—	2,500,000
Proceeds from notes payable (Note 4)	41,600	—

Net cash provided by financing activities	41,600	2,500,000

Net change in cash and cash equivalents	(666,499)	916,487
Cash and cash equivalents at beginning of period	803,816	1,108,713

Cash and cash equivalents at end of period	$137,317	$2,025,200

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$—	$99,946

Accrued, but unpaid dividends	$99,726	$99,178

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2020, and for all periods presented, have been made.

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

The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2019 Annual Report and the Company’s other filings with the SEC.

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

The Company’s current primary focus is on the development of therapies initially for prostate and lung cancer in the U.S. market utilizing SUBA-Itraconazole, a patented, oral formulation of the drug itraconazole currently approved by the U.S. Food and Drug Administration (“FDA”) and marketed as an anti-fungal, which the Company holds an exclusive U.S. license in the licensed field from the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”). SUBA-Itraconazole is currently licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement (“Third Amended SLA”) between the Company and Mayne Pharma, dated December 17, 2018. Previously, the Company conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“SUBA-Itraconazole BCCNS”). Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole BCCNS in December 2018 pursuant to the Third Amended SLA in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States.

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

In November 2019, the Company filed an Investigational New Drug Application (“IND”) to commence Phase 2b testing of SUBA-Itraconazole as a treatment for late-stage, castrate resistant prostate cancer (this product candidate is referred to as SUBA-Itraconazole Prostate). In December 2019, the Company received authorization from FDA to launch such Phase 2b of SUBA-Itraconazole Prostate. The Company’s 2020 goal for SUBA-Itraconazole Prostate is (assuming it obtains adequate funding and assuming no material delays due to the novel coronavirus outbreak or any recurrences of such outbreak) to commence the human testing of SUBA-Itraconazole Prostate in conjunction with chemotherapy for the treatment of late-stage prostate cancer.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company had cash and cash equivalents of approximately $0.1 million as of June 30, 2020. As such, the Company has very little cash resources and has been unable for some time to secure additional funding, due in significant part to ongoing litigations against the Company (below and see Note 6). Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into the fourth quarter of 2020, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies including, without limitation, as a result of the ongoing litigations, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•

proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions), although the Company’s attempts over the last year to secure such financing have not been successful;

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

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 6 – Legal Proceedings). The existence of the Action and the Class Action (as defined in Note 6) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation. This ruling creates additional uncertainties which could continue to hamper the Company’s ability to raise capital.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

2.	Liquidity and management’s plans (continued):

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

If adequate funds are not available when needed, the Company may be required to significantly further reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company. In addition, the inability of the Company to secure additional funding could cause the Company to wind down or discontinue operations.

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the SUBA-Itraconazole BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. At June 30, 2020 and December 31, 2019, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of June 30, 2020, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

4.	Notes Payable

On May 3, 2020, the Company received loan proceeds of $41,600 (the “PPP Loan”) from Citibank, N.A. pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The PPP Loan, which was in the form of a promissory note dated May 2, 2020, matures on May 2, 2022 and bears interest at a rate of 1% per annum. No payments are due on the PPP Loan until November 3, 2020, although interest will continue to accrue during the deferment period. The Company may prepay the PPP Loan at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

Under the terms of the CARES Act, PPP Loan participants can apply for and be granted forgiveness for all or a portion of loans provided under the CARES Act. Under the terms of the CARES Act, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight week period.

The Company has used the loan proceeds for purposes consistent with the CARES Act, and anticipates that all of the loan amount will be forgiven, but there is no assurance provided that the Company will obtain forgiveness of the PPP Loan in whole or part.

5.	Stockholders’ Equity:

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

Total stock-based compensation for the six months ended June 30, 2020 was approximately $0.06 million and is related to common stock options issued pursuant to the EIP in 2019 and 2020. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of June 30, 2020, there were 9,502,685 outstanding common stock options under the EIP of which 5,002,685 were vested. There was approximately $0.1 million in unamortized stock-based compensation at June 30, 2020.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

6.	Legal Proceedings:

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

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain Company equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between the Company and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in Company press releases and filings with the SEC. The Complaint seeks unspecified damages, equitable and other relief from the defendants. Legal costs associated directly with the Company as a nominal defendant will be payable by the Company until certain retention amounts are reached. Such costs have been nominal through June 30, 2020 and are included in general and administrative expenses for the current period.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation.

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

The Company believes the Class Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

7.	Subsequent Events:

On July 15, 2020, the Company paid the June 30, 2020 dividends payable balance of $200,548 to Mayne Pharma by issuing 3,189,688 shares of the Company’s common stock, resulting in Mayne Pharma’s ownership of common stock outstanding increasing to 54.0% and Mayne Pharma’s fully-diluted ownership to increasing to 54.8%.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Research and Development Expenses. We recognized approximately $0.1 million in research and development expenses during the three months ended June 30, 2020 compared to approximately $0.3 million for the three months ended June 30, 2019. Research and development expenses for the three months ended June 30, 2020 primarily included salary expenses. The expenses for the three months ended June 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an IND application for use of SUBA-Itraconazole for prostate cancer. No such IND application preparation expenses were incurred in 2020.

General and Administrative Expenses. We recognized approximately $0.3 million in general and administrative expenses during the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2019. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes.

Interest Income. We recognized interest income of $150 during the three months ended June 30, 2020 compared to $2,809 for the three months ended June 30, 2019 for interest earned on cash balances in our money market accounts.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Research and Development Expenses. We recognized approximately $0.2 million in research and development expenses during the six months ended June 30, 2020 compared to approximately $0.5 million for the six months ended June 30, 2019. Research and development expenses for the six months ended June 30, 2020 primarily included salary expenses. The expenses for the six months ended June 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer. No such IND application preparation expenses were incurred in 2020.

General and Administrative Expenses. We recognized approximately $0.6 million in general and administrative expenses during the six months ended June 30, 2020 compared to $0.9 million for the six months ended June 30, 2019. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a reduction of approximately $0.2 million in stock compensation expense related to stock option that vested during 2019.

Interest Income. We recognized interest income of $1,175 during the six months ended June 30, 2020 compared to $8,121 for the six months ended June 30, 2019 for interest earned on cash balances in our money market accounts.

Liquidity and Capital Resources

We had approximately $0.1 million cash on hand at June 30, 2020. As such, we have very little cash resources and have been unable for some time to secure additional funding, due in significant part to ongoing litigations against us. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business into the fourth quarter of 2020, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies including, without limitation, as a result of the ongoing litigations, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•

proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions) although our attempts over the last year to secure such financing have not been successful;

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

However, there is a risk that none of these plans will be implemented in a manner necessary to sustain our operations for an extended period of time and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to shareholder litigations (see Note 6 – Legal Proceedings in the accompanying unaudited financial statements). The existence of the Action and the Class Action (as defined in such note) and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation. This ruling creates additional uncertainties which could continue to hamper our ability to raise capital.

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

If adequate funds are not available when needed, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us. In addition, our ability to secure additional funding could cause us to wind down or discontinue operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to raise necessary additional funding, (ii) our ability to develop and ultimately commercialize therapeutics, (iii) the application and availability of corporate funds and our need for future funds, or (iv) the timing for beginning, completion, and results of, clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, (v) the results of pending litigation involving our company, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others,

•

acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer or other diseases, and the potential acquisition or license of other pharmaceutical technologies) by investors and potential commercial collaborators;

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

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of us, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain of our equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between us and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the SEC. The Complaint seeks unspecified damages, equitable and other relief from the defendants. Legal costs associated directly with the Company as a nominal defendant will be payable by us until certain retention amounts are reached. Such costs have been nominal through June 30, 2020 and are included in general and administrative expenses for the current period.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation.

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

INHIBITOR THERAPEUTICS, INC.

Date: August 12, 2020	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1