Form 10-Q
period 2020-09-30
Inhibitor Therapeutics, Inc.
filed 2020-11-16
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020 there were 373,635,873 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$36,707	$803,816
Prepaid expenses	35,292	42,450

Total current assets	71,999	846,266
Other long-term assets	31,731	53,700

Total assets	$103,730	$899,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$251,531	$315,940
Dividends payable, related party (Note 7)	50,411	100,822
Note payable (Note 4)	23,111	—
Other liabilities	133,465	14,339

Total current liabilities	458,518	431,101
Note payable (Note 4)	18,489	—
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,477,007	3,431,101

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at September 30, 2020 and December 31, 2019	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 373,635,873 and 370,446,185 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	37,364	37,045
Additional paid-in capital	49,694,707	49,384,953
Accumulated deficit	(57,066,214)	(55,913,999)

Total stockholders’ deficit	(3,373,277)	(2,531,135)

Total liabilities and stockholders’ deficit	$103,730	$899,966

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	32,468	364,442	182,584	864,812
General and administrative	270,306	318,479	820,676	1,245,209

Total Expenses:	302,774	682,921	1,003,260	2,110,021

Loss from operations	(302,774)	(682,921)	(1,003,260)	(2,110,021)
Interest income	7	4,373	1,182	12,494

Net loss	$(302,767)	$(678,548)	(1,002,078)	(2,097,527)
Preferred stock dividend	(50,411)	(50,410)	(150,137)	(149,588)

Net loss applicable to common stockholders	$(353,178)	$(728,958)	(1,152,215)	(2,247,115)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	373,150,486	370,446,185	371,354,198	370,427,615

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)
Stock based compensation	—	—	—	—	16,819	—	16,819
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(384,417)	(384,417)

Balances, March 31, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,401,772	$(56,348,279)	$(2,948,596)
Stock based compensation	—	—	—	—	42,753	—	42,753
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(314,894)	(314,894)

Balances, June 30, 2020	5,797,102	$3,960,866	370,446.185	$37,045	$49,444,525	$(56,713,036)	$(3,270,600)
Issuance of common stock for payment of dividends on Preferred Stock	—	—	3,189,688	319	200,229	—	200,548
Stock based compensation	—	—	—	—	49,953	—	49,953
Preferred stock dividends, related party	—	—	—	—	—	(50,411)	(50,411)
Net loss	—	—	—	—	—	(302,767)	(302,767)
Balances, September 30, 2020	5,797,102	$3,960,866	373,635,873	37,634	49,694,707	(57,066,214)	(3,373,277)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	131,031	—	131,031
Preferred stock dividends	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(786,288)	(786,288)

Balances, March 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,246,060	$(53,816,246)	$(572,275)
Stock based compensation	—	—	—	—	81,614	—	81,614
Preferred stock dividends	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(632,691)	(632,691)

Balances, June 30, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,327,674	$(54,498,800)	$(1,173,215)
Stock based compensation	—	—	—	—	27,117	—	27,117
Preferred stock dividends	—	—	—	—	—	(50,410)	(50,410)
Net loss	—	—	—	—	—	(678,548)	(678,548)

Balances, September 30, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,354,791	(55,227,758)	(1,875,056)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(1,002,078)	$(2,097,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	109,525	239,762
Changes in assets and liabilities:
Prepaid expense and other assets	29,127	12,605
Accounts payable and other current liabilities	54,717	(292,189)

Net cash used in operating activities	(808,709)	(2,137,349)

Financing activities:
Advances of royalties, related party	—	2,500,000
Payment of cash dividend	—	(99,178)
Proceeds from notes payable (Note 4)	41,600	—

Net cash provided by financing activities	41,600	2,400,822

Net change in cash and cash equivalents	(767,109)	263,473
Cash and cash equivalents at beginning of period	803,816	1,108,713

Cash and cash equivalents at end of period	$36,707	$1,372,186

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$200,348	$99,946

Accrued, but unpaid dividends	$50,411	$50,410

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

1.	Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2020, and for all periods presented, have been made.

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

The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2019 Annual Report and the Company’s other filings with the SEC.

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

In November 2019, the Company filed an Investigational New Drug Application (“IND”) to commence Phase 2b testing of SUBA-Itraconazole as a treatment for late-stage, castrate resistant prostate cancer (this product candidate is referred to as SUBA-Itraconazole Prostate). In December 2019, the Company received authorization from FDA to launch such Phase 2b of SUBA-Itraconazole Prostate. The Company’s goal for SUBA-Itraconazole Prostate is (assuming it obtains adequate funding and assuming no material delays due to the novel coronavirus outbreak or any recurrences of such outbreak) to commence the human testing of SUBA-Itraconazole Prostate in conjunction with chemotherapy for the treatment of late-stage prostate cancer.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The Company had cash and cash equivalents of $36,707 as of September 30, 2020. As such, the Company has very little cash resources and has been unable for some time to secure additional funding, due in significant part to an ongoing litigations against the Company (below and see note 6). Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into the first quarter of 2021, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies (including, without limitation, as a result of the ongoing litigations), any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain the Company as anticipated and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 6 – Legal Proceedings). The existence of the Action and the Class Action (as defined in Note 6) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation. This ruling creates additional uncertainties which could continue to materially impair the Company’s ability to raise capital.

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

Approximately 90% of the Company’s current liabilities are amounts that are expected to be forgiven under a United States federal program (see Note 4) or are amounts due to the Company’s Board of Directors for past fees, legal counsel for accrued legal fees, and majority shareholder, Mayne Pharma, for Preferred Stock dividends which are payable in stock at the Company’s election. The remaining balance of current liabilities is unsecured accounts payable.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

If adequate funds are not available when needed, the Company may be required to significantly further reduce or refocus operations or to obtain funds through arrangements that may require the Company to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on the Company. In addition, the inability of the Company to secure additional funding in the near future could cause the Company to wind down or discontinue operations. The Company’s Chief Executive Officer and the Company’s Chief Financial Officer currently receive no cash compensation. The Chief Financial Officer serves the Company on a part-time basis.

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the SUBA-Itraconazole BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. At September 30, 2020 and December 31, 2019, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of September 30, 2020, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

3.	Summary of Significant Accounting Policies (continued):

Stock-Based Compensation (continued)

In applying the Black-Scholes option pricing model for options issued in September 2020 that vested on the grant date, the assumptions were as follows: expected price volatility of 86.98%; risk-free interest rate of 0.28%; weighted average expected life in years of 5.0; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost was recognized as expense on the grant date.

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

Employee Stock Plans

On March 20, 2020, members of the Company’s Board of Directors were awarded 4.5 million stock options pursuant to the 2014 Equity Incentive Plan (the “EIP”) with an exercise price of $0.05 and a Black-Scholes value of $0.038 that vest on the first anniversary of the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the March 20, 2020 stock options grants was approximately $0.2 million. On September 17, 2020, the Company’s management was awarded 200,000 stock options pursuant to the EIP with an exercise price of $.054 and a Black-Scholes value of $0.036 that vested on the grant date. The total Black-Scholes value of this grant was $7,206.

Total stock-based compensation for the nine months ended September 30, 2020 was approximately $0.1 million and is related to common stock options issued pursuant to the EIP in 2019 and 2020. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of September 30, 2020, there were 9,702,685 outstanding common stock options under the EIP of which 5,002,685 were vested. There was approximately $0.1 million in unamortized stock-based compensation at September 30, 2020.

Preferred Stock Dividend Payment in Shares

On July 15, 2020, the Company paid the June 30, 2020 dividends payable balance of $200,548 to Mayne Pharma by issuing 3,189,688 shares of the Company’s common stock, resulting in Mayne Pharma’s ownership of common stock outstanding increasing to 54.0% and Mayne Pharma’s fully-diluted ownership to increasing to 54.8%.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain Company equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between the Company and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in Company press releases and filings with the SEC. The Complaint seeks unspecified damages, equitable and other relief from the defendants. Legal costs associated directly with the Company as a nominal defendant will be payable by the Company until certain retention amounts are reached. Such costs are included in general and administrative expenses for the current period and are currently covered by the Company’s insurance policy.

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

Results of Operations

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Research and Development Expenses. We recognized approximately $32,468 in research and development expenses during the three months ended September 30, 2020 compared to approximately $0.4 million for the three months ended September 30, 2019. Research and development expenses for the three months ended September 30, 2020 included primarily included salary expenses. The expenses for the three months ended September 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an IND application for use of SUBA-Itraconazole for prostate cancer. No such IND application preparation expenses were incurred in 2020.

General and Administrative Expenses. We recognized approximately $0.3 million in general and administrative expenses during the three months ended September 30, 2020 compared to $0.3 million for the three months ended September 30, 2019. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes.

Interest Income. We recognized minimal interest income during the three months ended September 30, 2020 compared to $4,373 for the three months ended September 30, 2019 for interest earned on cash balances in our money market accounts.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Research and Development Expenses. We recognized approximately $0.2 million in research and development expenses during the nine months ended September 30, 2020 compared to approximately $0.8 million for the nine months ended September 30, 2019. Research and development expenses for the nine months ended September 30, 2020 primarily included salary expenses. The expenses for the nine months ended September 30, 2019 primarily included salary expenses and expenses related to preparation for the filing of an Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer. No such IND application preparation expenses were incurred in 2020.

General and Administrative Expenses. We recognized approximately $0.6 million in general and administrative expenses during the nine months ended September 30, 2020 compared to $0.9 million for the nine months ended September 30, 2019. General and administrative expenses consisted primarily of compensation and related costs for corporate administrative staff and Board members, facility expenditures, professional fees, consulting and taxes. The decrease is due primarily to a reduction of approximately $0.2 million in salary expense primarily due to a reduction in salaries for our two employees as well as a reduction of $0.1 million is stock compensation expense primarily due to the timing of the vesting of stock options issued to employees and Board members.

Interest Income. We recognized interest income of $1,182 during the nine months ended September 30, 2020 compared to $12,494 for the nine months ended September 30, 2019 for interest earned on cash balances in our money market accounts.

Liquidity and Capital Resources

We had approximately $36,707 in cash on hand at September 30, 2020. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business into the first quarter of 2021, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•

proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions) although our attempts over the last year to secure such financing have not been successful due to among other factors, our ongoing litigations and the lack of market liquidity for our common stock;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain our operations as anticipated and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to shareholder litigations (see Note 6 – Legal Proceedings in the accompanying unaudited financial statements). The existence of the Action and the Class Action (as defined in such note) and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation. This ruling creates additional uncertainties which could continue to materially impair our ability to raise capital. If adequate funds are not available when needed, we may be required to further significantly reduce or cease operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us.

In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the novel coronavirus outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary declared a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. The Company has maintained operations virtually during the outbreak, but the impact of the outbreak currently is unknown and rapidly evolving. The related health crisis has adversely affected the U.S. and global economy, resulting in an economic downturn that has impacted the financial markets and our ability to raise capital.

If adequate funds are not available when needed, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us . In addition, our inability to secure additional funding in the near future could cause us to wind down or discontinue operations.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to raise necessary additional funding, (ii) our ability develop and ultimately commercialize therapeutics, (iii) the application and availability of corporate funds and our need for future funds, (iv) the timing for beginning, completion, and results of, clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, or (v) the results of pending litigation involving our company, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others,

•

acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer or other diseases, and the potential acquisition or license of other pharmaceutical technologies) by investors and potential commercial collaborators;

•	the uncertainties regarding the impact of the 2020 novel coronavirus outbreak and related governmental actions on our business model and our ability to implement our business;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	the timing for resolution of the pending litigations involving our company, and the nature of any such resolution, if achieved;

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2019 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of us, HPLLC alleges claims for breach of fiduciary duty, declaratory judgement, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain of our equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between us and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the SEC. The Complaint seeks unspecified damages, equitable and other relief from the defendants. Legal costs associated directly with the Company as a nominal defendant will be payable by us until certain retention amounts are reached. Such costs are included in general and administrative expenses for the current period and are currently covered by our insurance policy.

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

INHIBITOR THERAPEUTICS, INC.

Date: November 16, 2020	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1