Form 10-K
period 2020-12-31
Inhibitor Therapeutics, Inc.
filed 2021-03-26
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-13467

Inhibitor Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

449 South 12th Street, Unit 1705 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 888-841-6811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	n/a

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $7,400,396 based on the closing sale price of the company’s common stock on such date of $0.095 per share, as reported by the OTC Markets Group, Inc.

As of March 26, 2021, there were 375,876,361 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2020

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The following is a summary of risks, uncertainties and other factors related to our company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report, including the financial statements.

•

We are subject to ongoing litigations that have impeded our ability to finance our company and progress our business. Our inability to resolve these litigations could lead to the failure of our company.

•	We are a pre-revenue pharmaceutical development company and are thus subject to the risks associated with early-stage businesses in that industry.

•	We are highly dependent on our collaboration with our majority stockholder Mayne Pharma, and the loss of this collaboration would materially impair our business plan and viability.

•

Mayne Pharma is our majority stockholder and has, and may in the future, exert significant influence over our business and affairs. Moreover, the corporate governance rights afforded to Mayne Pharma under our Equity Holders Agreement with them may adversely affect the operations of our company.

•

We have very little cash resources and will require substantial additional funding to progress our business. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and our business could fail.

•

Raising additional capital or issuing new securities in connection with strategic transactions may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

•

We are early in our development efforts. Assuming we are able to raise new funding, if we are unable to clinically develop and ultimately commercialize SUBA-Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

•

Even if any of our product candidates receive marketing approval for any indication, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•

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

•	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

•

If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidate, and our ability to generate revenue and the viability of our company will be materially impaired.

•

Our regulatory strategy is reliant on the potential for approval of SUBA-Itraconazole as a treatment for various indications under an expedited FDA procedure (505(b)(2)), which may not be available to us.

•	Special FDA regulatory designations, such as fast track, breakthrough therapy and orphan designation may not be available for our product candidates.

•	An active trading market for our common stock does not exist and may not develop or be sustained.

•	We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

•	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

•	Our Series B Convertible Preferred Stock held by Mayne Pharma ranks senior to our common stock in the event of a bankruptcy, liquidation or winding up of our assets.

PART I

Item 1.	Description of Business.

Overview

Inhibitor Therapeutics, Inc. is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. We have also explored and expect to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer.

Our current primary focus is on the development of therapies initially for prostate and lung cancers in the U.S. market utilizing SUBA®-Itraconazole, a patented, oral formulation of the currently U.S. Food and Drug Administration (“FDA”) approved and marketed (and, we believe, well-understood), anti-fungal drug itraconazole to which we hold an exclusive U.S. license in the licensed field from our majority stockholder, Mayne Pharma Ventures Pty Ltd. (together with its affiliates, “Mayne Pharma”). SUBA-Itraconazole is currently licensed to us by Mayne Pharma on an exclusive basis in the United States for certain cancers (prostate and lung cancer) and certain non-cancerous proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement between us and Mayne Pharma, dated December 17, 2018 (the “Third Amended SLA”). Previously, we conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“BCCNS”). As described further below, Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole for the treatment of BCCNS in December 2018 pursuant to the Third Amended SLA.

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

Our current regulatory strategy for clinical development is driven by the so called 505(b)(2) regulatory pathway, under which a drug (in our case, itraconazole) that has already been approved for use in humans in the United States by the FDA is developed for one or more new medical indications (such as an anti-cancer agent). Due to the history of safe and efficacious use of itraconazole in humans for anti-fungal applications, we believe the 505(b)(2) pathway is available to us for other indications, such as lung cancer, based upon concurrence by FDA with our prostate cancer IND clearance and with our previous SUBA-Itraconazole BCCNS clinical program. We believe that, when available, our utilization of the 505(b)(2) pathway creates the potential for significantly reducing the risk and time to achieve FDA approval of our other cancer therapies compared to the regulatory requirements for new chemical entities.

However, we are presently parties to certain legal proceedings which are impeding our ability to raise capital and progress our business. See “Legal Proceedings.” The continuation of these proceedings and our inability to resolve them on a timely and favorable basis, if at all, will continue to cause a material adverse effect on the viability of our company.

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

The foregoing characteristics led us to believe that SUBA-Itraconazole could be well-suited for chronic use in treating cancer and non-cancerous proliferation disorders due to its more predictable therapeutic levels and lower toxicity, and we were able to validate these assumptions in our Phase 2b clinical trial for SUBA-Itraconazole BCCNS.

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

Our Phase 2b clinical trial for SUBA-Itraconazole BCCNS was conducted between September 2015 and the end of 2017 in 38 BCCNS patients and demonstrated that SUBA-Itraconazole was well tolerated with the majority of basal cell carcinoma (“BCC”) target lesions decreasing in size, including 27% completely disappearing over the duration of the study. BCCNS is a genetic condition causing the formation and growth of significant numbers of BCC lesions in patients with BCCNS for which surgery is the standard of care. Repeated surgeries often result in disfigurement and other quality of life issues. The Phase 2b clinical trial results suggest that SUBA-Itraconazole may provide an effective and safe alternative to address the need for a non-surgical treatment. Under our Third Amended SLA, Mayne Pharma had the right to assume control of the regulatory and clinical development program for SUBA-Itraconazole BCCNS if we were unable to have the SUBA-Itraconazole BCCNS New Drug Application (“NDA”) accepted by FDA for filing by December 31, 2018 (subject to a possible maximum extension of 30 days if the NDA was filed in December). As a result of unexpected FDA guidance, we determined that we would be unable to responsibly file the SUBA-Itraconazole BCCNS NDA by this deadline, and thus we commenced negotiations with Mayne Pharma to allow Mayne Pharma to assume such control of the SUBA-Itraconazole BCCNS program on an expedited basis in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. See “Certain Relationships and Related Party Transactions” for further information.

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

On June 19, 2020, the current option agreement was extended to January 31, 2021 and on January 27, 2021 was extended to July 31, 2021. The optioned field of use includes all therapeutic, prophylactic, and diagnostic uses for cancerous and non-cancerous cell proliferation disorders in humans. During the term of exclusivity, UConn will not offer third parties the opportunity to license the patent portfolio within this field of use. During the option period, we are permitted to use the UConn technology for internal research and evaluation purposes, and we have the right during the option period to negotiate a customary license from UConn for its technology and know-how related to the subject technology. Should pre-clinical testing results look promising related to efficacy and safety, we would expect to proceed with negotiations to license the technology.

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

As of the date of this report, we sublicense (under a sublicense agreement dated August 27, 2019) from Mayne Pharma International Pty Ltd, an affiliate of Mayne Pharma (“Mayne Pharma International”) the exclusive U.S. patent rights to U.S. Patent No. 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014 in the licensed field. Mayne Pharma International is the licensee of the patent from The Johns Hopkins University, the owner of the patent. The patent relates to the use of itraconazole as a treatment for cancer. The August 27, 2019 sublicense agreement replaced, but is otherwise substantially similar to, an Amended and Restated Sublicense Agreement entered into by us and Mayne Pharma in December 2018. See “Certain Relationships and Related Transactions, and Director Independence” below.

The following is a summary of intellectual property in the form of issued U.S. patents we own, or for which we have exclusive licenses, regarding the use of itraconazole, and more specifically SUBA-Itraconazole, as an anti-cancer therapy.

Johns Hopkins University Patent: we currently sublicense from Mayne Pharma International the exclusive U.S. rights to U.S. Patent 8,653,083 (Hedgehog Pathway Antagonists to Treat Disease ), which sublicense covers the use of itraconazole as a treatment for cancer as a Hedgehog Pathway inhibitor. The patent is owned by The Johns Hopkins University and expires on April 9, 2028.

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

The Hedgehog Pathway

Based on the results of physician-sponsored studies conducted by others (including in vitro, animal and human studies), and our direct testing in our Phase 2b trial in patients with BCCNS, we believe that itraconazole affects the Hedgehog signaling pathway in cells, which in turn impacts the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology between May 2013 and February 2014. Based on these studies, as well as our own observations and results in our Phase 2b trial conducted to test SUBA-Itraconazole in BCCNS, it appears that itraconazole has notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and will continue to be the subject of on-going research. These studies, and our own work in the clinic, formed the basis of our continued interest in the clinical development of itraconazole for treatment of human cancers.

The Hedgehog signaling pathway is a major regulator of many fundamental cellular processes in vertebrates, including primarily at the embryonic stage of development but also as it relates to stem cell maintenance, cell differentiation, tissue polarity and cell proliferation. Based on published research and our experience in human testing, we believe that inhibiting the Hedgehog pathway can delay or possibly prevent the development of certain cancers in patients. Research has shown that activation of the Hedgehog pathway can lead to the formation of cancerous tumors (a process known as tumorigenesis) such as the most common form of skin cancer known as basal cell carcinoma which was the first form of cancer we studied in our Phase 2b trial with SUBA-Itraconazole BCCNS. A variety of other human cancers, including brain, gastrointestinal, lung, breast and prostate cancers, also demonstrate inappropriate activation of this pathway. Hedgehog signaling from the tumor to the surrounding cell structures has been shown to sometimes promote further tumorigenesis as well. This pathway has also been shown to regulate proliferation of cancer stem cells and to increase tumor invasiveness.

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

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently in human studies over the last several years, including our previous Phase 2b trial of SUBA-Itraconazole BCCNS. Those models and studies continue to be the basis of our interest in the clinical development of SUBA-Itraconazole for treatment of human cancers and non-cancerous proliferation disorders. We believe that our development of SUBA-Itraconazole as an anti-cancer therapy has demonstrated its potential effective use as an inhibitor of the Hedgehog pathway, thereby retarding the progression of a cancer, as demonstrated in the SUBA-Itraconazole BCCNS trial.

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

In November 2019, we filed an IND application for which we received clearance in December 2019, authorizing us to launch our Phase 2b testing in late-stage prostate cancer. Our goal for SUBA-Itraconazole Prostate is (assuming we obtain adequate funding) to commence future human testing of SUBA-Itraconazole Prostate in conjunction with chemotherapy for the treatment of late-stage prostate cancer.

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

Our goals for SUBA-Itraconazole for the treatment of NSCLC are (assuming we obtain adequate funding) to prepare for a pre-IND Meeting Request with FDA, which could lead to the filing of an IND for this indication, which in turn would allow us to undertake a second clinical study in addition to our SUBA-Itraconazole Prostate Program.

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

Gorlin Syndrome is caused by a mutation in a gene called PTCH1. This mutation causes PTCH to lose its ability to inhibit SMO (a protein receptor of the Hedgehog pathway) which controls Hedgehog Pathway signaling. With SMO not being inhibited, BCCNS patients develop multiple BCC tumors over weeks, months and years on a continued basis. SUBA-Itraconazole is therefore being tested to study its ability to bind to SMO (itraconazole has demonstrated SMO binding in animal and human studies), thus inhibiting Hedgehog pathway activity which leads to the formation of the BCC tumors in these patients. The key objective of our Phase 2b trial was to demonstrate patient benefit by reducing tumor burden that requires on-going intervention for tumor growth via surgery and/or use of more toxic Hedgehog inhibitor therapies. Mayne Pharma assumed control of the SUBA-Itraconazole BCCNS program in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. See “Certain Relationships and Related Party Transactions” for further information.

Our Potential Market

The following table depicts our current estimate of the total available market opportunity for our proposed anti-cancer therapies based upon independent market research, scientific and industry publications and management’s knowledge of the U.S. oncology market. Our estimates (including estimated product pricing) are based on assumptions and are subject to change.

Inhibitor Therapeutics, Inc. – Summary Estimated U.S. Market Opportunity

Cancer Type	Therapy Indication	Potential for SUBA-Itraconazole	Target Patient Population	U.S. Total Estimated Available Market
Prostate (1)	Patients with metastatic castrate resistant prostate cancer (mCRPC) and rising PSA levels no longer responding to androgen deprivation therapy (ADT) or have discontinued use of newer anti-androgen therapies due to lack of efficacy or toxicity	Delay the progression of metastatic disease	23,000 high-risk men with metastatic prostate cancer who are no longer responding to currently approved therapies due to biochemical resistance or toxicity	$215M at year 5 ($843M cumulative from launch) based on Inhibitor Therapeutics estimates of ~ $4,000 - $5,000 monthly cost of 2nd line therapy

Lung (2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Platinum Doublet/Pemetrexed IV Therapy	Improve the current median 8 - 10 month survival achieved with best supportive care for patients who are not eligible for treatment with tyrosine kinase or checkpoint inhibitors	45,000 men and women with late-stage disease who may be treated with chemotherapy if not eligible for other therapies	$270M at year 5 ($945M cumulative from launch based on Inhibitor Therapeutics estimates of ~ $4,000 - $5,000 monthly cost of 2nd or 3rd line therapy

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

Our Strategy

Our goal is to be a leader in the development and commercialization of itraconazole-based therapeutics for the treatment of cancer patients and patients with non-cancerous proliferation disorders, assuming in all cases that we obtain sufficient funding to recommence and thereafter continue our operations. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

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

We have and expect to continue to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•

proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions) although our attempts over the last two years to secure such financing have not been successful, due to, among other factors, our ongoing litigations and the lack of market liquidity for our common stock;

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

Notwithstanding the foregoing, our only source of financial liquidity as of the date of this Report is a term debt facility pursuant to which, in December 2020, Mayne Pharma provided an aggregate $231,000 credit facility us as described under Item 13. Certain Relationships and Related Transactions, and Director Independence — 2020 Mayne Term Debt Facility.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society reported that a total of approximately 1.8 million new cancer cases and approximately 607,000 deaths occurred in the United States in 2020.

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

The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy, although this list may not be comprehensive:

Names	Company	Description	Status
Trexall® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984

Taxotere® docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics

Gemzar® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Jevtana® cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010

Provenge® sipuleucel-T	Dendreon/Valeant	Immunotherapy for asymptomatic MCRPC	Approved 2010

Zytiga® aberaterone	Janssen Biotech	Androgen synthesis inhibitor for metastatic and non-metastatic CRPC	Approved 2011

Xalkori® crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011

Xtandi® enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012

		Non-mCRPC, mSCPC	Approved 2019

Erivedge® vismodegib	Roche Genentech	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2012

Odomzo® - sonidegib	Sun Pharma	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2015

Avastin® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Tarceva® erlotinib	Astellas	Epidermal growth factor inhibitor treatment for NSCLC - maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013

Gilotrif® afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013

Zykadia® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014

Cyrazma® ramucirumab	Lilly	VEGF antagonist NSCLC	Approved 2014

Opdivo® nivolumab	BMS	Metastatic squamous NSCLC	Approved 2015

Portrassa® necitumumab	Lilly	Metastatic squamous NSCLC	Approved 2015

Tagrisso® osimertinib	AstraZenica	EGFR mutation positive NSCLC	Approved 2015

Keytruda® pembrolizumab	Merck Oncology	Metastatic NSCLC expressing PD-L1	Approved 2015

Alecensa® alectinib	Genentech	Metastatic NSCLC ALK positive who could not tolerate crizotinib	Approved 2015

Iressa® gefitinib	AstraZeneca	Metastatic NSCLC with EGFR deleture	Approved 2015

Tecentriq® atezolizumab	Takeda	Anti-PDL-1 for Metastatic NSCLC not responding to EGFR or ALK gene therapy or platinum-based chemotherapy	Approved 2016

Erleada™ apalutamide	Janssen	AR inhibitor for non-mCRPC, mCRPC	Approved 2018/2019

Nubeqa® darolutamide	Bayer	AR inhibitor for non-mCRPC	Approved 2019

Tabrecta® capmatinib	Novartis	Inhibitor for metastatic NSCLC	Approved 2020

Rubraca® rucaparib	Clovis Oncology	BRCA inhibitor for mCRPC	Approved 2020

Lynparza® Olaparib	AstraZeneca	BRCA inhibitor for mCRPC	Approved 2020

Alunbrig® brigatinib	Takeda Oncology	ALK+ metastatic NSCLC	Approved 2020

Cyramza® ramucirumab	Lily	EGFR + metastatic NSCLC

Abbreviations: mCRPC (metastatic castrate resistant prostate cancer), mCSPC (metastatic castrate sensitive prostate cancer) NSCLC (non-small cell lung cancer), BCC (basal cell carcinoma), BRCA (breast cancer gene) EGFR (epidermal growth factor receptor) ALK (anaplastic lymphoma kinase), PD-L1 (programmed death ligand 1), AR (androgen receptor)

Government Regulation and Product Approval

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

The FDC also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Human Capital Resources

As of the date of this Report, we have 1 full-time employee and 1 one part-time employee. The full-time employee is involved in our clinical development program and operations and the part-time employee handles our administration and accounting. Neither of our employees is covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We consider the number of our employees, their compensation and their functions to be appropriate for the current status of our business, and we also consider relations with each of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

Risks Relating to Our Business

We are a pre-revenue pharmaceutical development company and, in addition to ongoing litigations that are impeding our ability to progress our business, we are subject to the risks associated with early stage businesses in that industry.

We are a pharmaceutical development company with no history of revenue-generating operations. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in an early stage pharmaceutical development company. In particular, we are presently a party to litigations (see “Legal Proceedings” below) which have impeded our ability to raise capital and required us to conduct only minimal operations during 2020.

Accordingly, you should consider our prospects in light of the ongoing nature of such litigations as well as even if the litigations are resolved), the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

•	resolve our outstanding litigations in a manner favorable to us on a timely basis or at all;

•	implement or execute our current business plan, or that our business plan is sound;

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

Currently, our primary line of business is the development and potential marketing of our itraconazole anti-cancer therapies. We acquired the assets related to this business opportunity on August 13, 2013 as part of our emergence from bankruptcy. Our pre-bankruptcy historic business operations ceased contemporaneously with our becoming subject to bankruptcy proceedings in 2011, and all assets supporting our earlier lines of business have been disposed of. Accordingly, we only recommenced active operations on August 13, 2013, the date we emerged from bankruptcy.

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

As of the date of this Report, Mayne Pharma beneficially owns approximately 59.2% of our outstanding voting securities (including shares of our common stock and shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”)). Under the terms of our Amended and Restated Equity Holders Agreement, as amended by Amendment No. 1 to Amended and Restated Equity Holders Agreement (the “Equity Holders Agreement”), Mayne Pharma has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Third Amended SLA is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors).

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

Risks Related to Our Financial Position and Need For Additional Capital

We have very little cash resources and will require substantial additional funding to progress our business. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and our business could fail.

As of the date of this Report, we only have cash on hand and availability under the our December term loan arrangement with Mayne Pharma sufficient to run our planned operations into the quarter ending December 31, 2021. As a result, there is substantial doubt about our ability to continue as a going concern. We expect that we will be required to incur significant expenses in connection with our ongoing activities, particularly as we engage in efforts to develop and ultimately commercialize SUBA-Itraconazole or other therapeutic candidates.

Accordingly, we will need to obtain long term additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, and our business might fail or become bankrupt.

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

Funding from any source may be unavailable to us on acceptable terms, or at all. If we do not have sufficient capital to fund our operations and expenses, our business could fail or become subject to bankruptcy.

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

Risks Related to the Clinical Development of Our Product Candidate

We are early in our development efforts. Assuming we are able to raise new funding, if we are unable to clinically develop and ultimately commercialize SUBA-Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Therefore, our ability to generate product or royalty revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

•	our ability to raise funds to progress our business, of which no assurances can be given;

•	positive commencement and completion of clinical trials;

•	successful preparation of regulatory filings and receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and potential regulatory exclusivity for our product candidate and protecting our rights in our intellectual property portfolio;

•	maintaining our agreement with Mayne Pharma to produce product needed for clinical testing and, potentially if approvals are obtained, for commercial sale;

•	launching commercial sales of our product, if and when approved for one or more indications, whether alone or in collaboration with others;

•	acceptance of the product for one or more indications, if and when approved, by patients, the medical community and third-party payors;

•	protection from generic substitution based upon our own or licensed intellectual property rights;

•	effectively competing with other therapies;

•	obtaining and maintaining adequate reimbursement from healthcare payors; and

•	maintaining a continued acceptable safety profile of our product following approval, if any.

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

•

our product candidate may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and

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

We have and/or expect to enter into licenses with third parties that hold intellectual property, including patent rights, that are important or necessary to the development of itraconazole, and SUBA-Itraconazole in particular, as an anti-cancer therapy, and it may be necessary for us to use the patented or proprietary technology of third parties, such as Mayne Pharma, to commercialize itraconazole as an anti-cancer therapy, in which case we have or would be required to obtain a license from these third parties on commercially reasonable terms, or else our business could be harmed, possibly materially. Even though we have obtained exclusive rights to additional patents from Mayne Pharma and have had patents issued for our own inventions in the United States in November 2015, May 2018, June 2019 and July 2019, if we were not able to maintain our current license or obtain additional licenses, or were not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially.

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

We have in the past, are currently and it is our intention in the future to seek to avail ourselves of the FDA’s 505(b)(2) approval procedure where it is appropriate to do so, particularly for SUBA-Itraconazole as a therapy to treat cancer and non-cancerous proliferation disorders since itraconazole has previously been approved for another indication. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act permits an applicant to file an NDA with the FDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and the FDA’s findings of safety and effectiveness based on certain preclinical testing or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product.

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

Risks Related to Our Securities

An active trading market for our common stock does not exist and may not develop or be sustained.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	changes in our relationship with Mayne Pharma

•	any delay in or the results of our clinical trials;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with our product candidate;

•	any litigation in which the Company is a party, including the Action;

•	any delay or failure to receive NDA acceptance and approval by FDA and other regulatory agencies or bodies;

•	our inability to commercially launch our product or market and generate sales of our product;

•	failure of our product, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third-party patents that cover our technologies or product;

•	developments or disputes concerning our product’s intellectual property rights;

•	our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock.

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

Collectively, our officers, our directors and two significant stockholders (HPLLC and Mayne Pharma) own or exercise voting and investment control of approximately 80.1% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

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

We currently work remotely and have no office lease.

Item 3.	Legal Proceedings.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, we are not the subject of any pending legal proceedings.

On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of ours and an investment vehicle associated with our former Executive Chairman, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., C.A. No. 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”) against our directors and President and Chief Executive Officer, and a former director (collectively the “Individual Defendants”). On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Action.

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of us, HPLLC alleges claims for breach of fiduciary duty, waste, declaratory judgment, statutory violations, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain of our equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between us and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the SEC. The Complaint seeks unspecified damages from the defendant, and equitable and other relief. Legal costs associated directly with the Company as a nominal defendant were initially payable by us until certain retention amounts were reached. Such costs are included in general and administrative expenses for the current period and are currently covered by our insurance policy.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the ongoing coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions to dismiss the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation.

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a stockholder and purported class representative, Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”). The plaintiff amended his complaint in May 2020. The defendants named in the Putative Class Action are identical to those named in the Action, with the exception that Inhibitor Therapeutics, Inc. is not a party to the litigation. The Putative Class Action asserts three direct breach of fiduciary duty claims-one against Mayne only, another against the Individual Defendants, and a third against all defendants-and the facts underlying those claims almost entirely mirror those alleged in the Action. On December 10, 2020, the Court of Chancery entered an order coordinating the Action and the Putative Class Action for purposes of litigations.

We believe the Action and Putative Class Action are legally and factually baseless, and the Individual Defendants will continue to defend themselves vigorously.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB market under the symbol “INTI”, but an established public trading market for our common stock does not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2020 and 2019, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2020, Quarter Ended:	High	Low
March 31, 2020	$0.14	$0.04
June 30, 2020	$0.11	$0.04
September 30, 2020	$0.08	$0.05
December 31, 2020	$0.06	$0.03

Fiscal Year 2019, Quarter Ended:	High	Low
March 31, 2019	$0.18	$0.04
June 30, 2019	$0.10	$0.05
September 30, 2019	$0.09	$0.06
December 31, 2019	$0.08	$0.01

Since our common stock is not listed on a national exchange, any over-the-counter market quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of the date of this Report, we had approximately 65 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans approved by security holders (1)	13,349,461	(2)	$0.10	(2)	3,492,276

(1)

The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of December 31, 2020, there are 7,139,052 shares available for issuance under the EIP.

(2)

Outstanding securities issued pursuant to our EIP are 13,349,461 stock options. 2,960,527 stock options were issued on February 3, 2019 with an exercise price of $0.076 per share and vest on February 3, 2020. 986,842 of those options expired upon the resignation of a Board member in June 2019. 25,000 options were issued upon the appointment of the new Chairman of the Board on June 3, 2019 with an exercise price of $0.073 and vested on February 3, 2020. 210,000 options were issued on December 12, 2019 with an exercise price of $0.05 and vested on February 3, 2020. 4,500,000 options were issued to Board members on March 20, 2020 with an exercise price of $0.05 and vested on March 20, 2021. 200,000 options were issued to management on September 17, 2020 with an exercise price of $0.054 and vested on the grant date. 3,646,776 were issued to the Board and management on December 22, 2020 with an exercise price of $0.031 and vested on the grant date.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our current primary focus is on the development of therapies initially for prostate and lung cancers in the United States utilizing SUBA-Itraconazole, a patented, oral formulation of the currently marketed anti-fungal drug itraconazole to which we hold an exclusive U.S. license from our majority stockholder, Mayne Pharma, for certain cancers and non-cancerous proliferation disorders. We previously conducted a positive Phase 2b study of SUBA-Itraconazole for the treatment of Basal Cell Carcinoma Nevus Syndrome, and Mayne Pharma assumed control of the clinical and regulatory development of this indication in December 2018 as described elsewhere in this Report.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, we may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of December 31, 2020, we had no cash in excess of the amount covered by Federal Deposit Insurance Corporation with two financial institutions.

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

In applying the Black-Scholes option pricing model for options issued in March 2020 that vest on the first anniversary of the grant date, the assumptions were as follows: expected price volatility of 97.4%; risk-free interest rate of 0.52%; weighted average expected life in years of 5.5; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. In applying the Black-Scholes option pricing model for options issued in September 2020 that vested on the grant date, the assumptions were as follows: expected price volatility of 86.98%; risk-free interest rate of 0.28%; weighted average expected life in years of 5.0; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost was recognized as expense on the grant date. In applying the Black-Scholes option pricing model for options issued in December 2020 that vested on the grant date, the assumptions were as follows: expected price volatility of 87.5%; risk-free interest rate of 0.39%; weighted average expected life in years of 5; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost was recognized as expense on the grant date.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2020 or 2019. Deferred tax assets consist primarily of in-process research and development, net operating loss carryforward, and share-based compensation. We recorded a 100% valuation allowance against the deferred tax assets as we have determined such amounts will not be currently realizable.

Recent accounting pronouncements

We have considered all other recent accounting pronouncements that are issued, but not effective, and we do not believe that they will have a significant impact on the Company’s results of operations or financial position.

Results of Operations

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Research and Development Expenses. We recognized $185,294 and $1,208,075 in research and development expenses during the years ended December 31, 2020 and 2019, respectively. The decrease of approximately $1.0 million was due primarily to the completion of the filing of the prostate cancer IND in 2019 and no material research and development activities in 2020.

General and Administrative Expenses. We recognized $873,703 and $1,539,821 in general and administrative expenses during the years ended December 31, 2020 and 2019, respectively. The decrease of approximately $0.7 million was due primarily to a $0.2 million reduction of compensation expense due to a reduction in compensation to our two employees throughout the year.

Interest Income. We recognized interest income during the year ended December 31, 2020 and 2019 of $1,058 and $14,540, respectively, for interest earned on cash balances in our money market accounts.

Liquidity and Capital Resources

We are presently developing and conducting our clinical and regulatory business plans and are exploring the potential acquisition or license of additional product candidates. Our current cash on hand, approximately $100,000 at December 31, 2020, is insufficient to develop our full clinical and regulatory business plan as currently anticipated or to acquire or license additional product candidates. Our only source of financial liquidity as of the date of this Report is a term debt facility pursuant to which, in December 2020, Mayne Pharma provided an aggregate $231,000 credit facility us as described under Item 13. Certain Relationships and Related Transactions, and Director Independence — 2020 Mayne Term Debt Facility. Based on our current operational plan and budget, and taking in consideration the Mayne Term Debt Facility and the late December 2020 reduction of payroll costs, we expect that we will have sufficient cash to manage our business into the fourth quarter of 2021, although this estimation assumes only minimal continuing operations and that we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies (including, without limitation, as a result of the ongoing litigations), any of which could affect our cash requirements A continued lack of cash resources resulting from an inability to generate cash flow from operations and royalties or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability.

Our plan, if conditions allow, is to finance our research and development, commercialization and distribution efforts, any acquisitions or investments and our working capital needs primarily through:

•

proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions) although our attempts over the last year to secure such financing have not been successful, due to, among other factors, our ongoing litigations and the lack of market liquidity for our common stock;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain us for an extended period of time and we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to the Action and the Class Action (see the “Legal Proceedings” section of this Report for further information). The existence of the Action and the Class Action and the uncertainty surrounding the outcomes has impeded our ability to secure additional funding and may continue to do so for so long as the outcome of the Action is uncertain.

If adequate funds are not available to us when needed, we may be required to significantly reduce or refocus operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us. In addition, our inability to secure additional funding in the near future could cause our business to fail or become bankrupt or force us to wind down or discontinue operations.

Contractual Obligations and Commercial Commitments

There are no non-cancellable contractual obligations as of December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2020, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2020, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2020.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
W. Mark Watson	70	Chairman of the Board and Director
Nicholas J. Virca	74	President and Chief Executive Officer
Garrison J. Hasara, CPA	51	Chief Financial Officer, Treasurer, Chief Compliance Officer and Secretary
Stefan J. Cross	48	Director
Dr. R. Dana Ono	68	Director
Robert D. Martin	73	Director
Debra Peattie, PhD, MBA	67	Director

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

W. Mark Watson, CPA, age 70, is a director of our company and Chairman of the Board and Chairman of the Audit Committee of our Board of Directors. Mr. Watson has been a director since June 2014. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the healthcare and life sciences sector. He has served as lead audit partner and lead client service partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson was elected to the Board of Directors of Sykes Enterprises Inc. in May 2018 and serves on its Audit and Finance Committees. Mr. Watson was elected to the Board of Directors of BioDelivery Sciences International, Inc. in December 2017 and was appointed Chairman of its Audit Committee. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with life science and pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Nicholas J. Virca, age 74, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. Mr. Virca previously served on the Life Sciences Advisory Board of Entegris, Inc. from 2007 to 2011 and the board of Panoptix Events from 2007 to 2017. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor of packaging technology for enzyme research reagents as well as co-inventor of five patents using itraconazole therapy for treatment of cancer and non-cancerous proliferations disorders and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last several decades.

Garrison J. Hasara, CPA, age 51, has been our Chief Financial Officer and Treasurer since September 2013 and has subsequently became our Chief Compliance Officer and Secretary. From January 2011 to September 2013, he was the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products. He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.

Stefan J. Cross, age 48, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Mr. Cross has been a director since June 2014. Mr. Cross is currently serving as President, International Operations of Mayne Pharma Group Limited (ASX:MYX). Previously, Mr. Cross served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited from November 2013 to January 2017. Mr. Cross has more than 20 years of experience in the pharmaceutical industry. He served since 2012 as the Vice President, Business and Corporate Development of Mayne Pharma’s non-U.S. operations, where he was responsible for all in-licensing and out-licensing programs and research and development partnerships. Prior to joining Mayne Pharma, Mr. Cross was, from 2007 to 2012, Head of Marketing (Asia Pacific) for Hospira Inc., a leading global provider of pharmaceuticals and medical devices, where he was responsible for expansion of the new product portfolio and on-market product growth across all markets in the region. Prior to Hospira, Mr. Cross spent most of the period from 1991 to 2007 working in the pharmaceutical sector in the areas of strategy, business development/mergers and acquisitions, sales and marketing, human resources, finance and information technology. Mr. Cross is qualified to serve on our Board of Directors because of his extensive business experience in the pharmaceutical industry. Mr. Cross holds a Masters in Business in Administration from Swinburne University of Technology, Australia, and a degree in Business Information Systems from the University of South Australia.

Dr. R. Dana Ono, age 68, is a director of our company and Chairman of the Nominating and Corporate Governance Committee of our Board of Directors. Dr. Ono has been a director since June 2014. Dr. Ono currently serves as an independent Director on the Board of Directors of the Lipocine Company. Dr. Ono is a co-founder of the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by VIMAC Ventures LLC and RBC Technology Ventures, Inc. Dr. Ono has over 35 years of experience in managing public and private life science companies as well as in venture capital. Presently, Dr. Ono is an executive-in-residence at several universities in the United States advising their licensing offices in spin-outs and new company formation from promising technologies. Throughout his career, he has been engaged in the strategic planning, product management, technology acquisition, and commercial development of life science start-ups and has been involved in a number of pioneering milestones in biotechnology. He has founded several biotech companies in the U.S., including in the areas of drug discovery and development, nutraceuticals and cosmeceuticals. He is a founding director of the Massachusetts Biotechnology Council, Inc. and served on the Board of Trustees of the Marine Biological Laboratory in Woods Hole, Massachusetts. He is a Fellow of the Linnean Society of London and a National Member of the Explorers Club. Dr. Ono is qualified to serve on our Board of Directors because of his medical and business expertise, particularly in the pharmaceutical industry. Dr. Ono received his AB in Earth & Planetary Sciences from The Johns Hopkins University and his AM and PhD in Biology from Harvard University, where he also completed a program in business administration.

Robert D. Martin, age 73, is a director of our company and Chairman of the Compensation Committee of our Board of Directors. Mr. Martin has been a director since December 2016. Mr. Martin has over 35 years of finance and operations experience. Most recently, between 2017 and 2019, Mr. Martin was Advisor and then President and Chief Operating Officer of Specicare, a company that arranges for storage of cancer patients’ live tumor tissue from surgery to be used for specialized and precision treatment. Also, during 2015, he was a consultant/financial advisor to Intezyne, Inc. From 2006 through 2019, Mr. Martin was part of The Interlochen Group, LLC, a firm that provides chief financial officer personnel on a contract basis. Among other assignments, he was assigned to serve as Interim Chief Financial Officer of Tandy Brands Accessories Inc. from January 2011 to June 2011. From 2004, Mr. Martin served as President of RDMartin, LTD., a financial consulting firm, and from 2000 to 2004, Mr. Martin served as Senior Vice President and Chief Financial Officer of Russell Corporation, when it was a New York Stock Exchange listed company. Mr. Martin also previously served as divisional Chief Financial Officer of Sunbeam and in various finance roles, including group Chief Financial Officer, at Sara Lee Apparel Europe. Mr. Martin earned a Masters of Business Administration from the University of North Carolina, Chapel Hill and a Bachelor’s degree in Industrial Engineering from Georgia Tech. Mr. Martin qualifies for our Board of Directors because of his business expertise, particularly with publicly traded companies.

Debra Peattie, PhD, MBA, age 67, is a director of our company. Dr. Peattie, who has been a director since October 2019, is a veteran life science entrepreneur who currently serves as a senior employee of Valo Health in Boston and as an advisor to GRO Biosciences, a Cambridge-based biotechnology company. From 2013 to 2019, Dr. Peattie served as Senior Director, Future Pipelines, Discovery Partnerships with Academia at GlaxoSmithKline, and from 2011 to 2013, she served as Director of Business Development in the Office of Technology Development at Harvard University. From 2006 to 2013, Dr. Peattie maintained her own biotechnology consulting firm, Pleiades Advisors, and she also held executive scientific, strategy and planning positions at Cubist Pharmaceuticals, Inc. (2009 to 2010) and Valeo Medical, Inc., of which she was a co-founder (2003 to 2006). From 1999 to 2003, Dr. Peattie was the President of RCT BioVentures NE, a life sciences seed fund that she founded, and from 1995 to 1998, she was a founding member of MPM Capital, Inc., a healthcare-focused investment fund. Dr. Peattie holds an MBA from Harvard Business School and a PhD in Biochemistry & Molecular Biology from Harvard University, where she studied in the laboratory of Walter Gilbert, PhD, Nobel Laureate in Chemistry. She was also a post-doctoral fellow at Stanford University and received her BA in Chemistry from Hollins University. As a scientist, Dr. Peattie has published extensively in peer-reviewed journals, and she currently holds board positions within Harvard Business School and the Faculty of Arts and Sciences at Harvard University. Dr. Peattie is qualified to serve on the our Board of Directors due to her extensive scientific and operational experience in the biotechnology industry.

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

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Dr. R. Dana Ono, Dr. Debra Peattie, and Robert D. Martin. Mr. Martin serves as chairman of this committee. All members are independent in accordance with rules of the NASDAQ Stock Market.

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

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2020 and 2019. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nicholas J. Virca	2020	$122,677	—	—	$6,225	—	—	$22,007	(2)	$150,909
President and Chief Executive Officer (1)	2019	$300,000	—	—	—	—	—	$27,432	(2)	$327,432
Garrison J. Hasara, CPA	2020	$114,181	—	—	$6,225	—	—	$23,566	(4)	$143,972
Chief Financial Officer, Secretary, and Treasurer (3)	2019	$225,000	—	—	—	—	—	$28,605	(4)	$253,605

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	Includes: $22,007 and $27,432 of health insurance premiums paid in 2020 and 2019, respectively.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes: $23,566 and $28,605 of health insurance premiums paid in 2020 and 2019, respectively.

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

Pursuant to the New Virca Employment Agreement, Mr. Virca earned a base salary of $300,000 per annum (his prior salary level), payable in accordance with our regular payroll practices through 2019. On December 31, 2019, the New Virca Employment Agreement was amended to reduce Mr. Virca’s salary to $270,000 per annum. On April 10, 2020, Mr. Virca’s salary was reduced to $120,000 per annum. On June 28, 2020, Mr. Virca’s salary was reduced to $62,187. On September 17, 2020, Mr. Virca’s salary was eliminated. On December 31, 2020 and effective as of January 2021, the Compensation Committee of the Board of Directors of the Company approved payments of $1,600 per month for Mr. Virca (which is inclusive of his health insurance payments).

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

Pursuant to the New Hasara Employment Agreement, Mr. Hasara earned a base salary of $225,000 per annum (his prior salary level), payable in accordance with our regular payroll practices through 2019 (on December 31, 2019, the New Hasara Employment Agreement was amended to reduce Mr. Hasara’s salary to $202,500 per annum). On April10, 2020, Mr. Hasara’s compensation was reduced to $180,000. On June 28, 2020, Mr. Hasara’s salary was reduced to $59,586. On September 17, 2020, Mr. Hasara’s salary was eliminated. On December 31, 2020 and effective as of January 2021, the Compensation Committee of the Board of Directors of the Company approved payments of $2,400 per month for Mr. Hasara.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers, as of December 31, 2020. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2020.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Nicholas J. Virca	310,000	—	—	$0.2722	March 13, 2028	—	—	—	—
	100,000	—	—	$0.054	September 17, 2030	—	—	—	—
	125,000	—	—	$0.031	December 21, 2030	—	—	—	—
Garrison J. Hasara, CPA	260,000	—	—	$0.2722	March 13, 2028	—	—	—	—
	100,000	—	—	$0.054	September 17, 2030	—	—	—	—
	125,000	—	—	$0.031	December 21, 2030	—	—	—	—

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our EIP. On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. At December 31, 2018, the EIP was comprised of 32,583,475 shares. In December 2018, the Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of March 2021, the EIP is comprised of 43,583,475 shares and there are now 3,492,276 shares available for issuance under the EIP (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.

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

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2020 or 2019.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stefan J. Cross	$—	$—	$—	$—	$—	$—	$—
Robert D. Martin	$11,700	—	$53,852	—	—	—	$65,552
Dr. R. Dana Ono	$11,700	—	$53,852	—	—	—	$65,552
W. Mark Watson, CPA	$20,250	—	$84,435	—	—	—	$104,685
Debra Peattie, PhD	$9,000	—	$50,194	—	—	—	$59,194

(1)	Compensation for the quarter ended March 31, 2020 was paid in cash. Common stock options were used to pay the balance which is reflected in Option Awards above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock(1)
Mayne Pharma Ventures Pty Ltd.(2)	249,326,596	59.2%
Hedgepath, LLC(3)	79,627,069	21.2%
Nicholas J. Virca(4)	9,262,519	2.5%
Garrison J. Hasara, CPA(5)	4,457,544	1.2%
Stefan J. Cross(6)	—	*
Dr. R. Dana Ono(7)	3,533,734	*
W. Mark Watson, CPA(8)	5,781,447	1.5%
Debra Peattie(9)	1,790,646	*
Robert D. Martin(10)	2,990,734	*
All directors and executive officers as a group (7 persons)	27,816,624	7.4%

*	Less than 1%
(1)

Applicable percentages are based on 375,876,361 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)

Includes 204,083,227 shares of our common stock, 17,391,306 shares of common stock upon conversion of Series B Preferred Stock, and warrants to purchase 27,852,063 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia.

(3)

Includes 79,627,069 shares of our common stock. Our former Corporate Secretary, James A. McNulty, CPA, has sole voting and dispositive power over the securities held by Hedgepath, LLC. The address for Hedgepath, LLC is 324 S. Hyde Park Avenue, Suite 350, Tampa, FL 33606.

(4)

Mr. Virca is our Chief Executive Officer and President. Includes 8,727,519 shares of our common stock and 535,000 vested stock options. Mr. Virca’s address is c/o Inhibitor Therapeutics, Inc. at 449 South 12th St., Unit 1705, Tampa, FL 33602.

(5)

Mr. Hasara is our Chief Financial Officer and Treasurer. Includes 3,972,544 shares of our common stock and 485,000 vested stock options. Mr. Hasara’s address is c/o Inhibitor Therapeutics, Inc. at 449 South 12th St., Unit 1705, Tampa, FL 33602.

(6)	Mr. Cross is a director of our company. Mr. Cross’ address is c/o Mayne Pharma at Level 1, 99 King Street, Melbourne, Victoria 3000, Australia.
(7)

Dr. Ono is a director of our company. Includes 453,000 shares of our common stock and 3,080,734 vested stock options. Dr. Ono’s address is c/o Inhibitor Therapeutics, Inc. at 449 S. 12th Street, Unit 1705, Tampa, FL 33602.

(8)

Mr. Watson is a director of our company. Includes 1,054,100 shares of our common stock, warrants to purchase 500,000 shares of our common stock, and 4,227,347 vested stock options. Mr. Watson’s address is c/o Inhibitor Therapeutics, Inc. at 449 S. 12th Street, Unit 1705, Tampa, FL 33602.

(9)	Dr. Debra Peattie is a director of our company. Includes 1,790,646 vested stock options. Dr. Peattie’s address is c/o Inhibitor Therapeutics, Inc. at 449 Street 12th St., Unit 1705, Tampa, FL 33602.
(10)

Robert D. Martin is a director of our company. Includes 60,000 shares of our common stock and 2,930,734 vested stock options. Mr. Martin’s address is c/o Inhibitor Therapeutics, Inc. at 449 S. 12th Street, Unit 1705, Tampa, FL 33602.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We are a party to a number of key related party transactions with Mayne Pharma, which are described below.

On December 17, 2018 (the “Effective Date”), we entered into the following related agreements (collectively, the “Transaction Documents”): (i) an agreement, by and among us, Mayne Pharma and Mayne Pharma International (the “Agreement”), (ii) the Third Amended SLA and (iii) the Amended and Restated Sublicense Agreement, by and between the us and Mayne Pharma International, which amended and restated that certain Sublicense Agreement, dated August 31, 2015, between us and Mayne Pharma International, as amended (referred to in this Item 13 as the “Amended and Restated Sublicense Agreement” – such Amended and Restated Sublicense Agreement being terminated and replaced in August 2019 as described below). In addition, pursuant to the terms of the Agreement, we and Mayne Pharma agreed to the terms and provisions of an Amended and Restated Certificate of Designation of Series B Convertible Preferred Stock of Company (the “Amended and Restated COD”), which amends and restates the Certificate of Designation of Series B Convertible Preferred Stock of the Company, dated January 8, 2018 (as corrected, the “Original COD”), to remove certain features thereof as described below. As of the date of this Report, all outstanding shares of Series B Preferred Stock are held by Mayne Pharma. Mayne Pharma owns approximately 54.6% of our equity securities on a fully-diluted basis and beneficially owned 59.2% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock) as of the date of this Report.

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

December 2018 Amended and Restated Sublicense Agreement and 2019 Sublicense Agreement

The Amended and Restated Sublicense Agreement we entered into in 2018 with Mayne Pharma International amended and replaced a similar agreement entered into between us and Mayne Pharma International, dated as of May 15, 2015, under which Mayne Pharma International sublicensed to us the exclusive U.S. rights to two patents owned by The Johns Hopkins University relating to the use of itraconazole as a treatment for cancer and age-related macular degeneration (the “Patents”). The Amended and Restated Sublicense Agreement amended the required payments to Mayne Pharma for certain development-related milestone payments related to SUBA-Itraconazole BCCNS and allows for the termination of the Amended and Restated Sublicense Agreement if the Third Amended SLA expires or is terminated.

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

As of the date of this report, the New Sublicense Agreement remains in effect with Mayne Pharma International, but only with respect to U.S. Patent No. 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease,” issued on February 28, 2014, in the licensed field (namely the use of Itraconazole as a treatment for cancer).

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

2020 Mayne Term Debt Facility

On December 12, 2020, we and Mayne Pharma entered into a letter agreement for a term debt facility (the “Loan Agreement”) pursuant to which Mayne Pharma provided an aggregate $231,000 credit facility us (the “Facility”). The Facility bears interest at the rate equal to the interest rate tied to the US Bank Prime Rate plus 5.00% (the “Interest Rate”) with a maturity date of twenty four (24) months from the date of the first drawdown (the “Maturity Date”). The Interest Rate shall be adjusted for each drawdown on the Facility in accordance with changes in the monthly average of the US Bank Prime Rate, as reported in the Federal Reserve Statistical Release H .15 for the month preceding the week in which we shall make a drawdown against the Facility. Proceeds drawn from the Facility will be used for general working capital and corporate purposes.

The Facility shall be available as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and is outstanding at December 31, 2020) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. Any drawdown must equal or exceed $25,000. We shall have one twelve month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that we pay all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.

The Facility is unsecured, contains no financial covenants, requires no guarantees and is not accompanied by any equity component such as warrants. The Loan Agreement includes certain limited representations and warranties and negative covenants.

An event of default under the Loan Agreement includes, among other things, (i) we breach our obligations under the Loan Agreement, and where that breach is capable of remedy it does not remedy the breach within 20 business days after receipt of a notice from the Mayne Pharma of the breach, (ii) Mayne Pharma validly terminates the Third Amended and Restated Supply and License Agreement dated December 17, 2018 between us and Mayne Pharma, or (iii) we become insolvent, including by becoming the subject of the filing or institution of bankruptcy, liquidation or dissolution proceedings.

The Loan Agreement was negotiated and approved on behalf of us by a special committee of disinterested, independent members of our Board of Directors which was formed on November 17, 2020 for such purpose. The special Board of Directors committee consisted of W. Mark Watson, R. Dana Ono and Debra Peattie, who are each disinterested with respect to Mayne Pharma.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2020 and 2019 totaled $52,000 and $65,000, respectively.

Audit-Related Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services related to our S-1 filings for the years ended December 31, 2020 and December 31, 2019 totaled none and $3,352, respectively.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2020 and 2019 totaled $3,750 and $3,750, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock (2)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (3)

3.4	Second Amended and Restated Bylaws of the Company (4)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation (5)

3.6	Amended and Restated Certificate of Designation of Series B Preferred Stock of the Company, dated February 1, 2019 (6)

3.7	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 20, 2019 (14)

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (7)

4.2	Form of Warrant issued in the 2016 Private Placement (8)

4.3	Form of Warrant issued in the January 2018 Series B Preferred Stock Financing (9)

10.1	Amended and Restated Equity Holders Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (10)+

10.2	Amendment No. 1 to Amended and Restated Equity Holders Agreement, dated December 17, 2015, Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC., Nicholas J. Virca and Frank O’Donnell (11)

10.3	Employment Letter Agreement, dated December 31, 2018, between the Company and Nicholas J. Virca (12)

10.4	Employment Letter Agreement, dated December 31, 2018, between the Company and Garrison J. Hasara (12)

10.5	Third Amended and Restated Supply and License Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15) +

10.6	Amended and Restated Sublicense Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15) +

10.7	Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15)

10.8	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc. (10)+

Exhibit No.	Description

10.9	Securities Purchase Agreement, dated January 8, 2018, between the Company and Mayne Pharma (9)

10.10	Sublicense Agreement, dated August 27, 2019, by and between Mayne Pharma International Pty Ltd and the Company (16) +

10.11	Letter Agreement for Term Debt Facility, dated December 12, 2020, between the Company and Mayne Pharma (17).

14	Code of Ethical Conduct (13)

23.1	Consent of Cherry Bekaert LLP *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XRL Taxonomy Presentation Linkbase Document
*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed with Form 8-K, dated August 16, 2013.
(2)	Previously filed with Form 8-K, dated September 10, 2013.
(3)	Previously filed with Form S-1/A on July 22, 2015.
(4)	Previously filed with Form 8-K, dated May 21, 2015.
(5)	Previously filed with Form 8-K, dated May 26, 2016.
(6)	Previously filed with Definitive Information Statement, filed on January 8, 2019.
(7)	Previously filed with Form 8-K, dated June 30, 2014.
(8)	Previously filed with Form 8-K, dated April 15, 2016.
(9)	Previously filed with Form 8-K, dated January 11, 2018.
(10)	Previously filed with Form 10-Q on August 14, 2015.
(11)	Previously filed with Form 8-K, dated December 22, 2016.
(12)	Previously filed with Form 8-K, dated December 31, 2018.
(13)	Previously filed with Form 10-K on February 13, 2015.
(14)	Previously filed with Form 8-K, dated August 20, 2019.
(15)	Previously filed with Form 10-K on March 7, 2019.
(16)	Previously filed with Form 10-Q on November 7, 2019.
(17)	Previously filed with Form 8-K, dated December 17, 2020.

Item 16.	Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

INHIBITOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Inhibitor Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inhibitor Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditors since 2013.

Tampa, Florida

March 26, 2021

INHIBITOR THERAPEUTICS, INC.

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$75,059	$803,816
Prepaid expenses	32,292	42,450

Total current assets	107,351	846,266
Other long-term assets	24,408	53,700

Total assets	$131,759	$899,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$269,416	$315,940
Dividends payable, related party	100,822	100,822
Note payable, short-term	30,044	—
Other liabilities	25,124	14,339

Total current liabilities	425,406	431,101
Note payable, long-term	11,556	—
Term debt facility, related party	55,000	—
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,491,962	3,431,101

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at both December 31, 2020 and December 31, 2019	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 373,635,873 and 370,446,185 shares issued and outstanding at December 31, 2020 and 2019, respectively	37,364	37,045
Additional paid-in capital	49,814,043	49,384,953
Accumulated deficit	(57,172,476)	(55,913,999)

Total stockholders’ deficit	(3,360,203)	(2,531,135)

Total liabilities and stockholders’ (deficit) equity	$131,759	$899,966

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31,
	2020	2019
Revenues:	$—	$—

Expenses:
Research and development	185,294	1,208,075
General and administrative	873,703	1,539,821

Total expenses	1,058,997	2,747,896

Loss from operations	(1,058,997)	(2,747,896)
Interest income	1,068	14,540

Net loss	$(1,057,929)	$(2,733,356)
Preferred stock dividend	(200,548)	(200,000)

Net loss applicable to common shareholders	(1,258,477)	(2,933,356)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding	371,927,734	370,432,295

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock–Series B		Common Stock			Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balances, January 1, 2019	5,797,102	$3,960,866	370,084,064	$37,008	$49,015,120	$(52,980,643)	$32,351
Issuance of common stock for payment of dividends on Preferred Stock, related party	—	—	362,121	37	99,909	—	99,946
Stock based compensation	—	—	—	—	269,924	—	269,924
Preferred stock dividends, related party	—	—	—	—	—	(200,000)	(200,000)
Net loss	—	—	—	—	—	(2,733,356)	(2,733,356)

Balances, December 31, 2019	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)
Issuance of common stock for payment of dividends on Preferred Stock, related party	—	—	3,189,688	319	200,229	—	200,548
Preferred stock dividends, related party	—	—	—	—	—	(200,548)	(200,548)
Stock based compensation	—	—	—	—	228,861	—	228,861
Net loss	—	—	—	—	—	(1,057,929)	(1,057,929)

Balances, December 31, 2020	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(1,057,929)	$(2,733,356)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	228,861	269,924
Changes in assets and liabilities:
Prepaid expenses and other assets	39,450	28,138
Accounts payable and other current liabilities	(35,739)	(270,425)

Net cash used in operating activities	(825,357)	(2,705,719)

Financing activities:
Advances of royalties, related party	—	2,500,000
Payment of Preferred Stock cash dividend, related party	—	(99,178)
Proceeds from notes payable	41,600	—
Proceeds from term debt facility, related party	55,000	—

Net cash provided by financing activities	96,600	2,400,822

Net (decrease) increase in cash and cash equivalents	(728,757)	(304,897)
Cash and cash equivalents at beginning of year	803,816	1,108,713

Cash and cash equivalents at end of year	$75,059	$803,816

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$200,548	$99,946

Accrued, but unpaid dividends	$100,822	$100,822

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

1.	Corporate overview (continued):

As of the Effective Date and at December 31, 2020, all 5,797,102 outstanding shares the Series B Preferred Stock are held by Mayne Pharma.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

1.	Corporate overview (continued):

December 2018 Amended and Restated Sublicense Agreement

The Amended and Restated Sublicense Agreement amended and replaced a similar agreement entered into between the Company and Mayne Pharma International, dated as of May 15, 2015, under which Mayne Pharma International sublicensed to the Company the exclusive U.S. rights to two certain third-party patents relating to the use of itraconazole as a treatment for cancer and age-related macular degeneration. The Amended and Restated Sublicense Agreement amended the required payments to Mayne Pharma for certain development-related milestone payments related to SUBA-Itraconazole BCCNS and allows for the termination of the Amended and Restated Sublicense Agreement if the Third Amended SLA expires or is terminated.

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

The New Sublicense Agreement has a term commencing on August 20, 2019 and continuing until the earlier of: (a) the date of expiration of the last to expire Patent; or (b) notice by Mayne Pharma International with immediate effect promptly after termination or expiry of its rights to license the Patents. Mayne Pharma International and the Company have the right to terminate the New Sublicense Agreement upon the occurrence of certain events, including the bankruptcy of a party or breach of a party’s obligations under the New Sublicense Agreement (subject to a notice and cure period). Mayne Pharma International may also terminate the New Sublicense Agreement upon the expiration or termination of that certain Third Amended SLA. As of December 31, 2020, the New Sublicense Agreement remains in effect with Mayne Pharma International, but only with respect to U.S. Patent No. 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease” issued on February 28, 2014, in the licensed field (namely the use of Itraconazole as a treatment for cancer).

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

2.	Liquidity and management’s plans:

At December 31, 2020, the Company had approximately $0.1 million in cash and cash equivalents. As such, the Company has very little cash and has been unable for some time to secure substantive additional funding to resume research and development activities, due in significant part to ongoing litigations against the Company (below and see note 7). Based on the Company’s current operational plan and budget, and taking in consideration Mayne Pharma Term Debt Facility (see note 5) and the late December 2020 reduction of payroll costs, the Company expects that it has sufficient cash to manage its business into the fourth quarter of 2021, although this estimation assumes the only minimal continuing operations and that the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies (including, without limitation, as a result of the ongoing litigations), any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

3.	Summary of Significant Accounting Policies:

Recent accounting pronouncements

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. Deferred Revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA as of December 31, 2020 and December 31, 2019, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2020, the Company had no funds in excess of the amount covered by Federal Deposit Insurance Corporation with two financial institutions.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

3.	Summary of Significant Accounting Policies – stock-based compensation (continued):

In applying the Black-Scholes option pricing model for options issued in March 2020 that vest on the first anniversary of the grant date, the assumptions were as follows: expected price volatility of 97.4%; risk-free interest rate of 0.52%; weighted average expected life in years of 5.5; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. In applying the Black-Scholes option pricing model for options issued in September 2020 that vested on the grant date, the assumptions were as follows: expected price volatility of 86.98%; risk-free interest rate of 0.28%; weighted average expected life in years of 5.0; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost was recognized as expense on the grant date. In applying the Black-Scholes option pricing model for options issued in December 2020 that vested on the grant date, the assumptions were as follows: expected price volatility of 87.5%; risk-free interest rate of 0.39%; weighted average expected life in years of 5; and no dividend yield. The value of these awards is based upon their grant-date fair value. That cost was recognized as expense on the grant date.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 4 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2020 or 2019.

4.	Notes Payable

On May 3, 2020, the Company received loan proceeds of $41,600 (the “PPP Loan”) from Citibank, N.A. pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The PPP Loan, which was in the form of a promissory note dated May 2, 2020, matures on May 2, 2022 and bears interest at a rate of 1% per annum. No payments have been made under the loan, although interest will continue to accrue during the deferment period. The Company may prepay the PPP Loan at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

5.	Mayne Term Debt Facility

On December 12, 2020, the Company and Mayne Pharma entered into a letter agreement for a term debt facility (the “Loan Agreement”) pursuant to which Mayne Pharma provided an aggregate $231,000 credit facility to the Company (the “Facility”). The Facility bears interest at the rate equal to the interest rate tied to the US Bank Prime Rate plus 5.00% (the “Interest Rate”) with a maturity date of twenty four (24) months from the date of the first drawdown (the “Maturity Date”). The Interest Rate shall be adjusted for each drawdown on the Facility in accordance with changes in the monthly average of the US Bank Prime Rate, as reported in the Federal Reserve Statistical Release H .15 for the month preceding the week in which the Company shall make a drawdown against the Facility. Proceeds drawn from the Facility will be used by the Company for general working capital and corporate purposes.

The Facility shall be available to the Company as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and is outstanding at December 31, 2020) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. Any drawdown by the Company must equal or exceed $25,000. The Company shall have one twelve month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that the Company pays all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.

The Facility is unsecured, contains no financial covenants, requires no guarantees and is not accompanied by any equity component. The Loan Agreement includes certain limited representations and warranties and negative covenants of the Company.

An event of default under the Loan Agreement includes, among other things, (i) the Company breaches its obligations under the Loan Agreement, and where that breach is capable of remedy it does not remedy the breach within 20 business days after receipt of a notice from the Mayne Pharma of the breach, (ii) Mayne Pharma validly terminates the Third Amended and Restated Supply and License Agreement dated December 17, 2018 between the Company and Mayne Pharma, or (iii) the Company becomes insolvent, including by becoming the subject of the filing or institution of bankruptcy, liquidation or dissolution proceedings.

The Loan Agreement was negotiated and approved on behalf of the Company by a special committee of disinterested, independent members of the Company’s Board of Directors (the “Board”) which was formed on November 17, 2020 for such purpose. The special Board committee consisted of W. Mark Watson, R. Dana Ono and Debra Peattie, who are each disinterested with respect to Mayne Pharma.

6.	Income Taxes:

The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2020	2019
Income taxes benefit computed at statutory rate	$(222,165)	$(574,005)
State income tax benefit, net	(45,967)	(112,934)
Other	(13,668)	40,085
Change in valuation allowance	281,800	646,854

Total	$—	$—

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

6.	Income Taxes (continued):

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2020	2019
In-process research and development	$742,574	$736,325
Net operating loss carry forward	6,608,114	6,425,461
R&D credit	190,515	339,052
Share-based compensation	34,231	33,943
Other	6,060	2,742

	7,581,494	7,537,523

Less: valuation allowance	(7,581,494)	(7,537,523)

Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2020 and 2019, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

The Company has a federal net operating loss (“NOLs”) of approximately $26.1 million as of December 31, 2020. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $26.1 million as of December 31, 2020. The loss carryforwards began to expire in 2018.

7.	Stockholders’ Equity:

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

7.	Stockholders’ Equity (continued):

Stock option activity for the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2019	3,424,000	$0.28	$0
Granted to Directors and Officers in 2019	3,195,527	$0.07
Exercised	—	—
Forfeited	(1,616,842)	$0.15

Outstanding at December 31, 2019	5,002,685	$0.19	$1,260

Granted to Directors and Officers in 2020	8,346,776	$0.04
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2020	13,349,461	$0.10	$14,587

Options outstanding at December 31, 2020 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.03 - $0.10	10,555,461	9.28	$0.05	$14,587
$0.11 - $0.30	2,167,000	6.69	$0.26	$—
$0.31 - $0.33	627,000	7.46	$0.33	$—

	13,349,461			$14,587

Options exercisable at December 31, 2020 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.03 - $0.10	6,055,461	9.32	$0.05	$14,587
$0.11 - $0.30	2,167,000	6.69	$0.26	$—
$0.31 - $0.33	627,000	7.46	$0.33	$—

	8,849,461			$14,587

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

7.	Stockholders’ Equity (continued):

The weighted average grant date fair value of options granted during the years ended December 31, 2020 and December 31, 2019 was $0.03 and $0.05, respectively.

Non-vested stock option activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Non-vested at January 1, 2020	2,208,685
Granted	4,500,000
Vested	(2,208,685)
Forfeited	—

	4,500,000	$0.05	$0

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $228,861 and $269,924 in stock-based compensation expense related to stock options for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was unamortized stock-based compensation of approximately $0.04 million.

Preferred Stock Issuances

See Note 1 for discussion of preferred stock issued to Mayne Pharma in 2018.

Warrants

There were 50,270,563 outstanding common stock warrants at December 31, 2020 with a weighted average exercise price of $0.13 and a weighted average remaining life of 0.5 years. All were exercisable at December 31, 2020 and December 31, 2019.

8.	Related party transactions:

The Company has significant contractual agreements with majority stockholder Mayne Pharma as discussed in Note 1 and Note 5. There were no amounts due to or from Mayne Pharma at December 31, 2020 or December 31, 2019.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

9.	Legal Proceedings:

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is not the subject of any pending legal proceedings.

On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of the Company and an investment vehicle associated with the Company’s former Executive Chairman, filed a civil action captioned Hedgepath, LLC v. Magrab, et al., C.A. No. 2019-0529-JTL, in the Delaware Court of Chancery (the “Action”) against the Company’s directors and President and Chief Executive Officer, and a former director (collectively the “Individual Defendants”). On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Action.

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, waste, declaratory judgment, statutory violations, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain Company equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between the Company and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in Company press releases and filings with the SEC. The Complaint seeks unspecified damages from the defendant, and equitable and other relief. Legal costs associated directly with the Company as a nominal defendant were initially payable by the Company until certain retention amounts were reached. Such costs have been nominal through June 30, 2020 and are included in general and administrative expenses for the current period.

On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions. Accordingly, the Action is anticipated to proceed in the course typical for such litigation.

The Company believes the Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a Company stockholder and purported class representative Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”). The plaintiff amended his complaint in May 2020. The defendants named in the Putative Class Action are identical to those named in the Action, with the exception that the Company is not a party to the litigation. The Putative Class Action asserts three direct breach of fiduciary duty claims-one against Mayne only, another against the Individual Defendants, and a third against all defendants-and the facts underlying those claims almost entirely mirror those alleged in the Action. On December 10, 2020, the Court of Chancery entered an order coordinating the Action and the Putative Class Action for purposes of litigations.

The Company believes the Putative Class Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: March 26, 2021	By:	/s/ NICHOLAS J. VIRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Garrison J. Hasara
	Name:	Garrison J. Hasara
	Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ W. MARK WATSON, CPA	Chairman and Director	March 26, 2021
W. Mark Watson, CPA

/s/ STEFAN J. CROSS	Director	March 26, 2021
Stefan J. Cross

/S/ DR. R. DANA ONO	Director	March 26, 2021
Dr. R. Dana Ono

/S/ ROBERT MARTIN	Director	March 26, 2021
Robert Martin

/S/ DEBRA PEATTIE	Director	March 26, 2021
Debra Peattie