Form 10-Q
period 2021-03-31
Inhibitor Therapeutics, Inc.
filed 2021-05-14
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Registrant’s telephone number (including area code): 888-841-6811

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

As of May 14, 2021 there were 375,876,361 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$84,189	$75,059
Prepaid expenses	36,792	32,292

Total current assets	120,981	107,351
Other long-term assets	17,085	24,408

Total assets	$138,066	$131,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$321,985	$269,416
Dividends payable, related party	49,315	100,822
Note payable, short-term	—	30,044
Term debt facility, short-term, related party	52,000	—
Other liabilities	9,310	25,124

Total current liabilities	432,610	425,406
Notes payable, long-term	—	11,556
Term debt facility	104,000	55,000
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,536,610	3.491,962

Commitments and contingencies (note 7)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at March 31, 2021 and December 31, 2020	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 375,876,361 and 373,635,873 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	37,588	37,364
Additional paid-in capital	49,952,631	49,814,043
Accumulated deficit	(57,349,629)	(57,172,476)

Total stockholders’ deficit	(3,398,544)	(3,360,203)

Total liabilities and stockholders’ deficit	$138,066	$131,759

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:	$—	$—

Expenses:
Research and development expenses	3,880	97,455
General and administrative	163,873	287,987

Total Expenses:	167,753	385,442

Loss from operations	(167,753)	(385,442)
Interest income	—	1,025
Interest expense, related party	1,685	—
Gain on loan forgiveness	41,600	—

Net loss	(127,838)	(384,417)
Preferred stock dividend	(49,315)	(49,863)

Net loss applicable to common stockholders	$ (177,153)	$ (434,280)

Basic and diluted net loss applicable to common stockholders per share	$ (0.00)	$ (0.00)

Weighted average common stock shares outstanding – basic and diluted	375,527,841	370,446,185

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2021	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$ (57,172,476)	$ (3,360,203)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	2,240,488	224	100,598	—	100,822
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(127,838)	(127,838)

Balances, March 31, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$ (57,349,629)	$ (3,398,544)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$ (55,913,999)	$ (2,531,135)
Stock based compensation	—	—	—	—	16,819	—	16,819
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(384,417)	(384,417)

Balances, March 31, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,401,772	$ (56,348,279)	$ (2,948,596)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$ (127,838)	$ (384,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,990	16,819
Gain on loan forgiveness	(41,600)	—
Changes in assets and liabilities:
Prepaid expense and other assets	2,823	1,534
Accounts payable and other current liabilities	36,755	(135,064)

Net cash used in operating activities	(91,870)	(501,128)

Financing activities:
Proceeds from term debt facility, related party	101,000	—

Net cash provided by financing activities	101,000	—

Net change in cash and cash equivalents	9,130	(501,128)
Cash and cash equivalents at beginning of period	75,059	803,816

Cash and cash equivalents at end of period	$84,189	$302,688

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$100,822	$—

Accrued, but unpaid dividends	$49,315	$49,863

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

1. Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2021, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 26, 2021 (the “2020 Annual Report”). The accompanying condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2020 Annual Report and the Company’s other filings with the SEC.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

2.	Liquidity and management’s plans:

The Company had cash and cash equivalents of approximately $0.1 million as of March 31, 2021. Based on the Company’s current operational plan and budget and anticipated additional proceeds from the Facility (as defined in note 5), the Company expects that it has sufficient cash to manage its business into the third quarter of 2021, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including most recently, funds from the Company’s majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•

royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any royalties advanced under Third Amended SLA, although it is uncertain if and when such FDA approval will be obtained);

•	proceeds from the exercise of outstanding warrants previously issued in private financings (including, potentially, warrants held by the Company’s majority shareholder, Mayne Pharma);

•

potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of products for which the Company would expect to receive upfront milestone and royalty payments;

•	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and

•

government or private foundation grants or loans which would be awarded to the Company to further develop the Company’s current and future therapies, or government payroll protection or similar programs available as a result of the novel coronavirus outbreak.

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain the Company beyond the third quarter of 2021 and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 7 – Legal Proceedings). The existence of the Action and the Putative Class Action (as defined in note 7) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the SUBA-Itraconazole BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. At March 31, 2021 and December 31, 2020, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2021, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the quarter ended March 31, 2021.

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

On May 3, 2020, the Company received loan proceeds of $41,600 (the “PPP Loan”) from Citibank, N.A. pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The PPP Loan, which was in the form of a promissory note dated May 2, 2020, was to mature on May 2, 2022 with an interest rate of 1% per annum. No payments were made under the loan. The Company was entitled to prepay the PPP Loan at any time prior to maturity with no prepayment penalties. The promissory note contained events of default and other provisions customary for a loan of this type.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

The loan was forgiven by the SBA under the terms of the CARES Act on March 31, 2021. Under the terms of the CARES Act, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company used the loan proceeds for purposes consistent with the CARES Act.

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

The Facility is available to the Company as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and was outstanding at December 31, 2020. An additional $26,000 was drawn in January 2021) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. In March 2021, an additional $75,000 was drawn bringing the total outstanding balance to $156,000 at March 31, 2021. Any drawdown by the Company must equal or exceed $25,000. The Company shall have one twelve month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that the Company pays all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

6.	Stockholders’ Equity:

Employee Stock Plans

On March 20, 2020, members of the Company’s Board of Directors were awarded 4.5 million stock options pursuant to the 2014 Equity Incentive Plan (the “EIP”) with an exercise price of $0.05 and a Black-Scholes value of $0.038 that vested on the first anniversary of the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the March 20, 2020 stock options grants was approximately $0.2 million.

On September 17, 2020, officers of the Company were awarded 200,000 stock options pursuant to the EIP with an exercise price of $0.054 and a Black-Scholes value of $0.036 that vested on the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the September 17, 2020 stock options grants was approximately $7,200.

On December 21, 2020, officers of the Company and members of the Company’s Board of Directors were awarded 3,646,776 stock options pursuant to the EIP with an exercise price of $0.031 and a Black-Scholes value of $0.021 that vested on the grant date. The grant date fair value of common stock options was determined using the Black-Scholes model on the date of issuance and the number of shares expected to vest. The total Black-Scholes value of the December 21, 2020 stock options grants was approximately $77,000.

Total stock-based compensation for the three months ended March 31, 2021 was approximately $0.04 million and is related to common stock options issued pursuant to the EIP in 2020 as mentioned above. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of March 31, 2021, there were 13,349,461 outstanding common stock options under the EIP of which 100% were vested. There was no unamortized stock-based compensation at March 31, 2021.

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

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of the Company, HPLLC alleges claims for breach of fiduciary duty, waste, declaratory judgment, statutory violations, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain of the Company’s equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between the Company and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in the Company’s press releases and filings with the SEC. The Complaint seeks unspecified damages from the defendants, and equitable and other relief. Legal costs associated directly with the Company as a nominal defendant were initially payable by the Company until certain retention amounts were reached. Such costs are currently covered by the Company’s insurance policy.

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

The Company believes the Action is legal and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

7.	Legal Proceedings (continued):

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a stockholder and purported class representative, Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”). The plaintiff amended his complaint in May 2020. The defendants named in the Putative Class Action are identical to those named in the Action, with the exception that Inhibitor Therapeutics, Inc. is not a party to the litigation. The Putative Class Action asserts three direct breach of fiduciary duty claims (one against Mayne only, another against the Individual Defendants, and a third against all defendants) and the facts underlying those claims almost entirely mirror those alleged in the Action. On December 10, 2020, the Court of Chancery entered an order coordinating the Action and the Putative Class Action for purposes of the litigations.

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

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Research and Development Expenses. We recognized less than $0.01 million in research and development expenses during the three months ended March 31, 2021 compared to approximately $0.1 million for the three months ended March 31, 2020. Research and development expenses for the three months ended March 31, 2020 primarily included salary expenses and expenses related to follow-up with the FDA on the Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer that was cleared by the FDA in late 2019. The expenses for the three months ended March 31, 2021 primarily included patent expenses and minimal expenses related to filing the FDA annual report related to the prostate cancer program.

General and Administrative Expenses. We recognized approximately $0.2 million in general and administrative expenses during the three months ended March 31, 2021 compared to $0.3 million for the three months ended March 31, 2020. General and administrative expenses consisted primarily of professional fees, compensation and related costs for corporate administrative staff and Board members including stock compensation expense. The decrease is primarily due to the reduction of salaries and Board compensation in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Gain on loan forgiveness. We recognized $41,600 in gain on loan forgiveness during the three months ended March 31, 2021 when our PPP Loan was forgiven on March 31, 2021. There was no such gain in the three months ended March 31, 2020.

Liquidity and Capital Resources

We had approximately $0.1 million cash on hand at March 31, 2021. Based on our current operational plan and budget, including anticipated additional proceeds from the Facility, we expect that we will have sufficient cash to manage our business into the third quarter of 2021, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.

We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including most recently, financials from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain our operations for beyond the third quarter of 2021and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to shareholder litigations (see Note 5 – Legal Proceedings in the accompanying unaudited financial statements). The existence of the Action and the Putative Class Action (as defined in such note) and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.

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

On December 3, 2019, HPLLC filed the Verified Amended and Supplemental Complaint. In the Complaint in the Action, purportedly brought directly and derivatively on behalf of us, HPLLC alleges claims for breach of fiduciary duty, waste, declaratory judgment, statutory violations, and dilution of stockholder equity, against the Individual Defendants and Mayne Pharma in connection with (i) the previously announced issuance of certain of our equity securities to Mayne Pharma on or about January 8, 2018, (ii) Mayne Pharma’s alleged influence over the timing and conduct of the previous clinical trial of SUBA-Itraconazole for the treatment of BCCNS, and (iii) previously announced amendments to the Supply and License Agreement, as amended (presently memorialized at the Third Amended SLA), between us and Mayne Pharma and certain transactions contemplated thereby. The Complaint also alleges claims for breach of fiduciary duty and fraudulent misrepresentation in connection with allegedly false and misleading statements included in our press releases and filings with the SEC. The Complaint seeks unspecified damages from the defendants, and equitable and other relief. Legal costs associated directly with the Company as a nominal defendant were initially payable by us until certain retention amounts were reached. Such costs are currently covered by our insurance policy.

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

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a stockholder and purported class representative, Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”). The plaintiff amended his complaint in May 2020. The defendants named in the Putative Class Action are identical to those named in the Action, with the exception that Inhibitor Therapeutics, Inc. is not a party to the litigation. The Putative Class Action asserts three direct breach of fiduciary duty claims-one against Mayne only, another against the Individual Defendants, and a third against all defendants-and the facts underlying those claims almost entirely mirror those alleged in the Action. On December 10, 2020, the Court of Chancery entered an order coordinating the Action and the Putative Class Action for purposes of the litigations.

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

INHIBITOR THERAPEUTICS, INC.

Date: May 14, 2021	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1