Form 10-Q
period 2021-06-30
Inhibitor Therapeutics, Inc.
filed 2021-08-13
CIK 1042418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-13467

Inhibitor Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

449 South 12 th Street , Unit 1705 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August
13
, 2021, there were 376,858,323 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.
Quarterly Report on Form
10-Q

INHIBITOR THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$93,716	$75,059
Prepaid expenses	33,042	32,292

Total current assets	126,758	107,351
Other long-term assets	9,762	24,408

Total assets	$136,520	$131,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$300,073	$269,416
Interest payable, related party	5,358	—
Dividends payable, related party	99,178	100,822
Note payable, short-term (PPP Loan)	—	30,044
Term debt facility, short-term, related party	134,750	—
Other liabilities	15,500	25,124

Total current liabilities	554,859	425,406
Note payable, long-term (PPP Loan)	—	11,556
Term debt facility , long-term, related party	96,250	55,000
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,651,109	3.491,962

Commitments and contingencies (Note 7)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at June 30, 2021 and December 31, 2020	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 375,876,361 and 373,635,873 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	37,588	37,364
Additional paid-in capital	49,952,631	49,814,043
Accumulated deficit	(57,465,674)	(57,172,476)

Total stockholders’ deficit	(3,514,589)	(3,360,203)

Total liabilities and stockholders’ deficit	$136,520	$131,759

See
notes
to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND
SIX-MONTH
PERIODS ENDED JUNE 30, 2021 AND 202
0
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	950	52,661	4,830	150,116
General and administrative	61,685	262,383	225,558	550,370

Total Expenses:	62,635	315,044	230,388	700,486

Loss from operations	(62,635)	(315,044)	(230,388)	(700,486)
Interest income	—	150	—	1,175
Interest expense, related party	(3,547)	—	(5,232)	—
Gain on loan forgiveness	—	—	41,600	—

Net loss	(66,182)	(314,894)	(194,020)	(699,311)
Preferred stock dividend	(49,863)	(49,863)	(99,178)	(99,726)

Net loss applicable to common stockholders	$(116,045)	$(364,757)	$(293,198)	$(799,037)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	375,876,361	370,446,185	375,703,064	370,446,185

See notes
to
condensed financial
statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’
DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2021	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	2,240,488	224	100,598	—	100,822
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(127,838)	(127,838)

March 31, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,349,629)	$(3,398,544)

Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(66,182)	(66,182)
Balances, June 30, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,465,674)	$(3,514,589)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)
Stock based compensation	—	—	—	—	16,819	—	16,819
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(384,417)	(384,417)

Balance March 31, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,401,772	$(56,348,279)	$(2,948,596)
Stock based compensation	—	—	—	—	42,753	—	42,753
Preferred stock dividends	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(314,894)	(314,894)

Balances, June 30, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,444,525	$(56,713,036)	$(3,270,600)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(194,020)	$(699,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,990	59,572
Gain on loan forgiveness	(41,600)	—
Changes in assets and liabilities:
Prepaid expense and other assets	13,896	17,067
Accounts payable and other current liabilities	26,391	(85,427)

Net cash used in operating activities	(157,343)	(708,099)

Financing activities:
Proceeds from note payable (Note 4)	—	41,600
Proceeds from term debt facility, related party	176,000	—

Net cash provided by financing activities	176,000	41,600

Net change in cash and cash equivalents	18,657	(666,499)
Cash and cash equivalents at beginning of period	75,059	803,816

Cash and cash equivalents at end of period	$93,716	$137,317

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$100,822	$—

Accrued, but unpaid dividends	$99,178	$99,726

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

1.	Corporate overview:
Overview
The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2021, and for all periods presented, have been made.
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
The results of operations for the
six-month
period ended June 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2020 Annual Report and the Company’s other filings with the SEC.
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
The Company demonstrated
 in its previous Phase
2
b trial for SUBA-Itraconazole BCCNS that the dosing of oral capsules of SUBA-Itraconazole affects the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by the FDA for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. The Company has developed, optioned and licensed intellectual property and know-how
related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

2.	Liquidity and management’s plans:
The Company had cash and cash equivalents of approximately $0.1 million as of June 30, 2021. Based on the Company’s current operational plan and budget, including a deferral of cash compensation to Company employees and directors (see Note 8 – Subsequent Events), the Company expects that it has sufficient cash to manage its business into the first quarter of 2022, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including most recently, funds from the Company’s majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•
royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any royalties advanced under Third Amended SLA
)
, although it is uncertain if and when such FDA approval will be obtained;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain the Company beyond the first quarter of 2022 and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 7 – Legal Proceedings). The existence of the Action and the Putative Class Action (as defined in Note 7) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.
In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (“WHO”) declared the novel coronavirus
(“COVID-19”)
outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020, the U.S. Health and Human Services Secretary declared
COVID-19
a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. The Company has maintained operations virtually during the outbreak. Although
COVID-19
vaccines have been introduced in 2021 and federal, state and local restrictions have been modified, variants of
COVID-19
have appeared, and thus the impact of
COVID-19
continues to be unknown and rapidly evolving. The continuation of
COVID-19
as a public health emergency could impact the Company’s ability to conduct operations (such as clinical trials) should adequate funding be obtained.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
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
At June 30, 2021 and December 31, 2020, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of June 30, 2021, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.
Research and Development Expenses
Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process
research and development.
Stock-Based Compensation
The Company accounts for stock-based awards to employees and non-employees
using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the six months ended June 30, 2021.
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

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)
4.	Note Payable (PPP Loan)
On May 3, 2020, the
 Company received loan proceeds of $
41,600
(the “PPP Loan”) from Citibank, N.A. pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic
Security Act (the “CARES Act”).
The PPP Loan,

which was in the form of a promissory note dated May
2
,
2020
, was to mature on
May 2, 2022
with an interest rate of
1
% per annum.
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
On December 12, 2020,
 the Company and Mayne Pharma entered into a letter agreement for a term debt facility (the “Loan Agreement”) pursuant to which Mayne Pharma provided an aggregate $
231,000
credit facility to the Company (the “Facility”). The Facility bears interest at the rate equal to the interest rate tied to the
US Bank Prime Rate plus 5.00%
(the “Interest Rate”) with a maturity date of
twenty
four
(
24
) months from the date of the first drawdown (the “Maturity Date”). The Interest Rate shall be adjusted for each drawdown on the Facility in accordance with changes in the monthly average of the US Bank Prime Rate, as reported in the Federal Reserve Statistical Release H .
15
for the month preceding the week in which the Company shall make a drawdown against the Facility. Proceeds drawn from the Facility will be used by the Company for general working capital and corporate purposes.
The Facility is available to the Company as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and was outstanding at December 31, 2020. An additional $26,000 was drawn in January 2021) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. In both March 2021 and June 2021, $75,000 was drawn bringing the total outstanding balance to $231,000 at June 30, 2021. No additional funding is available under the Mayne Term Debt Facility. The Company shall have one twelve month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that the Company pays all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
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
Total stock-based compensation for the six months ended June 30, 2021 was approximately $0.04 million and is related to common stock options issued pursuant to the EIP in 2020 as mentioned above. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of June 30, 2021, there were 13,349,461 outstanding common stock options under the EIP of which 100% were vested. There was no unamortized stock-based compensation at June 30, 2021.

7.	Legal Proceedings:
The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is not the subject of any pending legal proceedings.
On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of the Company and an investment vehicle associated with the Company’s former Executive Chairman, filed a civil action captioned
Hedgepath, LLC v. Magrab, et al.
, C.A.
No. 2019-0529-JTL,
in the Delaware Court of Chancery (the “Action”) against the Company’s directors

(except for Debra Peattie, who was not a director at the time)
and President and Chief Executive Officer, and a former director (collectively the “Individual Defendants”). On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Action.
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
On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the ongoing coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions to dismiss the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation
, which could include alternative dispute resolution methods.
The Company believes the Action is
legally
and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

7.	Legal Proceedings (continued):

Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a stockholder and purported class representative, Samuel P. Sears, commencing litigation captioned
Sears v. Magrab et al
., C.A. No.
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

8.	Subsequent events
Dividend payment
On July 15, 2021, the Company paid the June 30, 2021 dividends payable balance of $99,178 to Mayne Pharma by issuing 981,962 shares on the Company’s common stock, resulting in Mayne Pharma’s ownership of common stock increasing to 54.4% and Mayne Pharma’s fully-diluted ownership increasing to 54.9
%.
Compensation deferral
In an effort to preserve the
 Company’s cash resources, beginning
on July 1, 2021,
the

cash compensation

of the Company’s two employees and each member of the Board
will be deferred. The deferred amounts will be paid at an undetermined date in the future if the Company’s cash position improves. Prior to the deferral, four Board members received $2,000 per quarter each in cash compensation. The Chief Executive Officer and the Chief Financial Officer received $1,600 and $2,400 in cash compensation monthly
, respectively, including all taxes and benefits.

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
Results of Operations
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Research and Development Expenses.
We recognized less than $0.01 million in research and development expenses during the three months ended June 30, 2021 compared to approximately $0.1 million for the three months ended June 30, 2020. Research and development expenses for the three months ended June 30, 2020 primarily included salary expenses and expenses related to follow-up
with the FDA on the Investigational New Drug application for use of SUBA-Itraconazole for prostate cancer that was cleared by the FDA in late 2019. The expenses for the three months ended June 30, 2021 primarily included patent expenses.
General and Administrative Expenses.
We recognized approximately $0.1 million in general and administrative expenses during the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020. General and administrative expenses consisted primarily of professional fees, compensation and related costs for corporate administrative staff and accrued compensation for Board members. The decrease is primarily due to the reduction of salaries and Board compensation in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Research and Development Expenses.
We recognized less than $0.01 million in research and development expenses during the six months ended June 30, 2021 compared to approximately $0.2 million for the six months ended June 30, 2020. The decrease is primarily due to the reduction of salaries in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
General and Administrative Expenses.
We recognized approximately $0.2 million in general and administrative expenses during the six months ended June 30, 2021 compared to $0.6 million for the six months ended June 30, 2020. General and administrative expenses consisted primarily of professional fees, compensation and related costs for corporate administrative staff and Board members including stock compensation expense. The decrease is primarily due to the reduction of salaries and Board compensation in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Gain on loan forgiveness.
We recognized $41,600 in gain on loan forgiveness during the six months ended June 30, 2021 when our PPP Loan was forgiven on March 31, 2021. There was no such gain in the six months ended June 30, 2020.
Liquidity and Capital Resources
We had approximately $0.1 million cash on hand at June 30, 2021. Based on our current operational plan and budget, which includes a deferral of all cash compensation to employees and Board members that commenced July 1, 2021, we expect that we will have sufficient cash to manage our business into the first quarter of 2022, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.
We intend to seek additional financing for our research and development, commercialization and distribution efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including most recently, financials from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

•
royalty revenue from Mayne Pharma from sales of SUBA-Itraconazole BCCNS upon and assuming approval by FDA (after earned royalties have been applied to any royalties advanced under Third Amended SLA), although it is uncertain if and when such FDA approval will be obtained;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain our operations beyond the first quarter of 2022 and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to shareholder litigations (see Note 7 – Legal Proceedings in the accompanying unaudited financial statements). The existence of the Action and the Putative Class Action (as defined in such note) and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.
In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the novel coronavirus (known as
COVID-19)
outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary declared
COVID-19
a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. We have maintained operations virtually during the outbreak Although
COVID-19
vaccines have been introduced in 2021 and federal, state and local restrictions have been modified, variants of
COVID-19
have appeared, and thus the impact of
COVID-19
continues to be unknown and rapidly evolving. The continuation of
COVID-19
as a public health emergency could impact our ability to conduct operations (such as clinical trials) should adequate funding be obtained,
If we are unable to raise new funding in the second half of 2021, or if we are faced with additional risks and uncertainties, we may be required to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us. In addition, our inability to secure additional funding in the near future by any means could require us to wind down or discontinue operations. To save resources, we may also elect (if legally permissible) to cease our reporting obligations under the federal securities laws and/or migrate the trading of our Common Stock to a more junior market.

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
Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of ours and an investment vehicle associated with our former Executive Chairman, filed a civil action captioned
Hedgepath, LLC v. Magrab, et al.
, C.A.
No. 2019-0529-JTL,
in the Delaware Court of Chancery (the “Action”) against our directors (except for Debra Peattie, who was not a director at the time) and President and Chief Executive Officer, and a former director (collectively the “Individual Defendants”). On September 27, 2019, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Action.
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
On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the ongoing coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions to dismiss the Complaint. Accordingly, the Action is anticipated to proceed in the course typical for such litigation, which could include alternative dispute resolution methods.
Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a stockholder and purported class representative, Samuel P. Sears, commencing litigation captioned
Sears v. Magrab et al
., C.A. No.
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
On August 1, 2018, we entered into an Option Agreement with the University of Connecticut (“UConn”) regarding UConn’s itraconazole analogue technology that, if demonstrated to be safe and effective in preclinical studies, could be licensed to us in the future for therapeutic, prophylactic and diagnostic uses for cancerous and non-cancerous
proliferation disorders in humans. UConn personnel were responsible for manufacturing the analogues, which we subsequently tested on a preliminary basis in animal models in skin cancer. While this testing failed to meet safety and efficacy objectives, the original option was extended in July 2019 on expanded terms to encompass additional itraconazole analogue intellectual property, and subsequently extended in January 2021 due to staffing and manufacturing challenges at UConn arising from
COVID-19,
as well as the impact of
COVID-19
on our ability to carry out formulation studies or further anti-cancer testing in animals. The Option Agreement was allowed to expire on July 31, 2021 pursuant to its terms. However, we have had discussions with representatives of UConn on this matter and may potentially revisit a new option in the future if time and resources permit.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

INHIBITOR THERAPEUTICS, INC.

Date: August 13, 2021	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1