Form 10-Q
period 2021-09-30
Inhibitor Therapeutics, Inc.
filed 2021-11-12
CIK 1042418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-13467

Inhibitor Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

449 South 12 th Street, Unit 1705 Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2021, there were 376,858,323 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.
Quarterly Report on Form
10-Q

INHIBITOR THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$53,287	$75,059
Prepaid expenses	36,792	32,292

Total current assets	90,079	107,351
Other long-term assets	2,439	24,408

Total assets	$92,518	$131,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$304,820	$269,416
Interest payable, related party	10,161	—
Dividends payable, related party	50,411	100,822
Note payable, short-term (PPP Loan)	—	30,044
Term debt facility, short-term, related party	192,500	—
Other liabilities	33,000	25,124

Total current liabilities	590,892	425,406
Note payable, long-term (PPP Loan)	—	11,556
Term debt facility, long-term, related party	38,500	55,000
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,629,392	3.491,962

Commitments and contingencies (Note 7)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at September 30, 2021 and December 31, 2020	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 375,876,361 and 376,858,323 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	37,686	37,364
Additional paid-in capital	50,051,711	49,814,043
Accumulated deficit	(57,587,137)	(57,172,476)

Total stockholders’ deficit	(3,536,874)	(3,360,203)

Total liabilities and stockholders’ deficit	$92,518	$131,759

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	—	32,468	4,830	182,584
General and administrative	66,248	270,306	291,806	820,676

Total Expenses:	66,248	302,774	296,636	1,003,260

Loss from operations	(66,248)	(302,774)	(296,636)	(1,003,260)
Interest income	—	7	—	1,182
Interest expense, related party	(4,803)	—	(10,035)	—
Gain on loan forgiveness	—	—	41,600	—

Net loss	(71,051)	(302,767)	(265,071)	(1,002,078)
Preferred stock dividend	(50,412)	(50,411)	(149,590)	(150,137)

Net loss applicable to common stockholders	$(121,463)	$(353,178)	$(414,661)	$(1,152,215)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	376,708,894	373,150,486	376,042,025	371,354,198

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2021	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	2,240,488	224	100,598	—	100,822
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(127,838)	(127,838)

Balances, March 31, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,349,629)	$(3,398,544)
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(66,182)	(66,182)

Balances, June 30, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,465,674)	$(3,514,589)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	981,962	98	99,080	—	99,178
Preferred stock dividends, related party	—	—	—	—	—	(50,412)	(50,412)
Net loss	—	—	—	—	—	(71,051)	(71,051)

Balances, September 30, 2021	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,587,137)	$(3,536,874))

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)
Stock based compensation	—	—	—	—	16,819	—	16,819
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(384,417)	(384,417)

Balance March 31, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,401,772	$(56,348,279)	$(2,948,596)
Stock based compensation	—	—	—	—	42,753	—	42,753
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(314,894)	(314,894)

Balances, June 30, 2020	5,797,102	$3,960,866	370,446,185	$37,045	$49,444,525	$(56,713,036)	$(3,270,600)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	3,189,688	319	200,229	—	200,548
Stock based compensation	—	—	—	—	49,953	—	49,953
Preferred stock dividends, related party	—	—	—	—	—	(50,411)	(50,411)
Net loss	—	—	—	—	—	(302,767)	(302,767)

Balances, September 30,2021	5,797,102	$3,960,866	373,635,873	$37,364	$49,694,707	$(57,066,214)	$(3,373,277)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(265,071)	$(1,002,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	37,990	109,525
Gain on loan forgiveness	(41,600)	—
Changes in assets and liabilities:
Prepaid expense and other assets	17,469	29,127
Accounts payable and other current liabilities	53,440	54,717

Net cash used in operating activities	(197,772)	(808,709)

Financing activities:
Proceeds from note payable (Note 4)	—	41,600
Proceeds from term debt facility, related party	176,000	—

Net cash provided by financing activities	176,000	41,600

Net change in cash and cash equivalents	(21,772)	(767,109)
Cash and cash equivalents at beginning of period	75,059	803,816

Cash and cash equivalents at end of period	$53,287	$36,707

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$200,000	$200,348
Accrued, but unpaid dividends	$50,412	$50,411
See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

1.	Corporate overview:
Overview
The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2021, and for all periods presented, have been made.
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
The results of operations for the nine-month period ended September 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2020 Annual Report and the Company’s other filings with the SEC.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

2.	Liquidity and management’s plans:
The Company had cash and cash equivalents of approximately $0.1 million as of September 30, 2021. Based on the Company’s current operational plan and budget, including a deferral of cash compensation to Company employees and directors, the Company expects that it has sufficient cash to manage its business into the first quarter of 2022, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain the Company beyond the first quarter of 2022 and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 7 – Legal Proceedings). The existence of the Action and the Putative Class Action (
each
as defined in Note 7) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.
In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (“WHO”) declared the novel coronavirus
(“COVID-19”)
outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020, the U.S. Health and Human Services Secretary declared
COVID-19
a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. The Company has maintained operations virtually during the pandemic
. Although
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
At September 30, 2021 and December 31, 2020, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of September 30, 2021, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.
Research and Development Expenses
Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process
research and development.
Stock-Based Compensation
The Company accounts for stock-based awards to employees and non-employees
using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the nine months ended September 30, 2021.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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

5.	Mayne Pharma Term Debt Facility
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
The Facility is available to the Company as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and was outstanding at December 31, 2020. An additional $26,000 was drawn in January 2021) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. In both March 2021 and June 2021, $75,000 was drawn bringing the total outstanding balance to $231,000 at September 30, 2021. No additional funding is available under the Mayne Term Debt Facility. The Company shall have one twelve month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that the Company pays all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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
Total stock-based compensation for the nine months ended September 30, 2021 was approximately $0.04 million and is related to common stock options issued pursuant to the EIP in 2020 as mentioned above. The expense is classified as general and administrative expense in the accompanying condensed statements of operations. As of September 30, 2021, there were 13,349,461 outstanding common stock options under the EIP of which 100% were vested. There was no unamortized stock-based compensation at September 30, 2021.
Dividend payment
On July 15, 2021, the Company paid the June 30, 2021 dividends payable balance of $99,178 to Mayne Pharma by issuing 981,962 shares on the Company’s common stock, resulting in Mayne Pharma’s ownership of common stock increasing to 54.4% and Mayne Pharma’s fully-diluted ownership increasing to 54.9%.

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

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

7.	Legal Proceedings (continued):
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
Results of Operations
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Research and Development Expenses.
We recognized less no research and development expenses during the three months ended September 30, 2021 compared to approximately $32,468 for the three months ended September 30, 2020. The decrease is primarily due to the reduction in salary expenses and patent related expenses for the three months ended September 30, 2021 compared to September 30, 2020.
General and Administrative Expenses.
We recognized approximately $66,248 in general and administrative expenses during the three months ended September 30, 2021 compared to $0.3 million for the three months ended September 30, 2020. General and administrative expenses consisted primarily of professional fees, compensation and related costs for corporate administrative staff and accrued compensation for Board members. The decrease is primarily due to the reduction of salaries and Board compensation in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Research and Development Expenses.
We recognized less than $0.01 million in research and development expenses during the nine months ended September 30, 2021 compared to approximately $0.2 million for the nine months ended September 30, 2020. The decrease is primarily due to the reduction of salaries in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
General and Administrative Expenses.
We recognized approximately $0.3 million in general and administrative expenses during the nine months ended September 30, 2021 compared to $0.8 million for the nine months ended September 30, 2020. General and administrative expenses consisted primarily of professional fees, compensation and related costs for corporate administrative staff and Board members including stock compensation expense. The decrease is primarily due to the reduction of salaries and Board compensation in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Gain on loan forgiveness.
We recognized $41,600 in gain on loan forgiveness during the nine months ended September 30, 2021 when our PPP Loan was forgiven on March 31, 2021. There was no such gain in the nine months ended September 30, 2020.
Liquidity and Capital Resources
We had approximately $0.1 million cash on hand at September 30, 2021. Based on our current operational plan and budget, which includes a deferral of all cash compensation to employees and Board members that commenced July 1, 2021, we expect that we will have sufficient cash to manage our business into the first quarter of 2022, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.
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
outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary declared
COVID-19
a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. We have maintained operations virtually during the pandemic Although
COVID-19
vaccines have been introduced in 2021 and federal, state and local restrictions have been modified, variants of
COVID-19
have appeared, and thus the impact of
COVID-19
continues to be unknown and rapidly evolving. The continuation of
COVID-19
as a public health emergency could impact our ability to conduct operations (such as clinical trials) should adequate funding be obtained,
If we are unable to raise new funding in the second half of 2021, or if we are faced with additional risks and uncertainties, we may be required to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us. In addition, our inability to secure additional funding in the near future by any means could require us to wind down or discontinue operations. To save resources, we may also elect (if legally permissible) to cease our reporting obligations under the federal securities laws and/or migrate the trading of our Common Stock to a more junior market.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our third fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, (ii) the application and availability of corporate funds and our need for future funds, or (iii) the timing for beginning, completion, and results of, clinical trials and the FDA’s review and/or approval and potential commercial launch of our products and product candidates and regulatory filings related to the same, or (iv) the results of ongoing shareholder litigation involving our company, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others,

•
acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer or other diseases, and the potential acquisition or license of other pharmaceutical technologies) by investors and potential commercial collaborators;

•
the uncertainties regarding the impact of the COVID-19 pandemic and related governmental actions on our business model and our ability to implement our business (including, should adequate funding be obtained, the conduct of clinical trials);

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	the timing for resolution of the ongoing shareholder litigation involving our company, and the nature of any such resolution, if achieved;

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2020 Annual Report and other factors detailed from time to time in our other filings with the SEC.
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
On July 15, 2021, the Company paid the June 30, 2021 dividends payable balance of $99,178 to Mayne Pharma. by issuing 981,962 shares of the Company’s common stock. The Company believes that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

INHIBITOR THERAPEUTICS, INC.

Date: November 12, 2021	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1