Form 10-K
period 2021-12-31
Inhibitor Therapeutics, Inc.
filed 2022-03-30
CIK 1042418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
as of June 30, 2021 was approximately $18,773,635 based on the closing sale price of the company’s common stock on such date of $0.241 per share, as reported by the OTC Markets Group, Inc.
As of March
30
, 2022, there were 376,858,323 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.
Annual Report on Form
10-K
For the fiscal year ended December 31, 2021

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
A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the timing for resolution of the ongoing shareholder litigation involving our company, and the nature of any such resolution, if such resolution is achieved;

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

•	our current lack of funding, our future capital requirements and our ability to satisfy such requirements;

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

•	We presently conduct only minimal operations due to ongoing litigations that are impeding our ability to finance and progress our business.

•	We are a pre-revenue pharmaceutical development company and are thus subject to the risks associated with early-stage businesses in that industry.

•	We are highly dependent on our collaboration with our majority stockholder Mayne Pharma, and the loss of this collaboration would materially impair our business plan and viability.

•
Mayne Pharma is our majority stockholder and has, and may in the future, exert significant influence over our business and affairs. Moreover, the corporate governance rights afforded to Mayne Pharma under our Equity Holders Agreement with them may adversely affect the operations of our company.

•
We have almost no cash resources and will require substantial additional funding to progress our business. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and our business could fail.

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
Overview
Inhibitor Therapeutics, Inc. is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous
proliferation disorders. We have also explored and expect to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer. However, we are presently party to certain legal proceedings which are impeding our ability to raise capital and progress our business, forcing us to presently conduct only minimal operations. See “Legal Proceedings.” The continuation of these proceedings and our inability to resolve them on a timely and favorable basis, if at all, will continue to cause a material adverse effect on the viability of our company.
Our current primary focus is on the development of therapies initially for prostate and lung cancers in the U.S. market utilizing SUBA
®
-Itraconazole, a patented, oral formulation of the currently U.S. Food and Drug Administration (“FDA”) approved and marketed (and, we believe, well-understood), anti-fungal drug itraconazole to which we hold an exclusive U.S. license in the licensed field from our majority stockholder, Mayne Pharma Ventures Pty Ltd. (together with its affiliates, “Mayne Pharma”). SUBA-Itraconazole is currently licensed to us by Mayne Pharma on an exclusive basis in the United States for certain cancers (prostate and lung cancer) and certain non-cancerous
proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement between us and Mayne Pharma, dated December 17, 2018 (the “Third Amended SLA”). Previously, we conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“BCCNS”). As described further below, Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole for the treatment of BCCNS in December 2018 pursuant to the Third Amended SLA.
We demonstrated in our previous Phase 2b trial in BCCNS that the dosing of oral capsules of SUBA-Itraconazole affects the Hedgehog signaling pathway, a major regulator of many fundamental cellular processes, which, in turn, can impact the development and growth of cancers such as basal cell carcinoma. Itraconazole has been approved by FDA for, and has been extensively used to, treat fungal infections and has an extensive history of safe and effective use in humans. We have developed, previously optioned and licensed intellectual property and know-how
related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.
Our current regulatory strategy for clinical development is driven by the so called 505(b)(2) regulatory pathway, under which a drug (in our case, itraconazole and SUBA-Itraconazole) that has already been approved for use in humans in the United States by the FDA is developed for one or more new medical indications (such as an anti-cancer agent). Due to the history of safe and efficacious use of itraconazole in humans for anti-fungal applications, we believe the 505(b)(2) pathway is available to us for other indications, such as lung and prostate cancers, based upon concurrence by FDA with our prostate cancer IND clearance and with our previous SUBA-Itraconazole BCCNS clinical program. We believe that, when available, our utilization of the 505(b)(2) pathway creates the potential for significantly reducing the risk and time to achieve FDA approval of our other cancer therapies compared to the regulatory requirements for new chemical entities.
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
As of the date of this report, we sublicense (under a sublicense agreement, dated August 27, 2019) from Mayne Pharma International Pty Ltd, an affiliate of Mayne Pharma (“Mayne Pharma International”) the exclusive U.S. patent rights to U.S. patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014 in the licensed filed. Mayne Pharma International is the licensee of the patent from The Johns Hopkins University, the owner of the patent. The patent relates to the use of itraconazole as a treatment for cancer. The August 27, 2019 sublicense agreement replaced it but is otherwise substantially similar to an Amended and Restated Sublicense Agreement entered into by us and Mayne Pharma in December 2018. See “Certain Relationships and Related Transactions, and Director Independence” below.
The following is a summary of intellectual property in the form of issued U.S. patents we own, or for which we have exclusive licenses, regarding the use of itraconazole, and more specifically SUBA-Itraconazole, as an anti-cancer therapy.
Johns Hopkins University Patent
: we currently sublicense from Mayne Pharma International the exclusive U.S. rights U.S. Patent 8,653,083 (Hedgehog Pathway Antagonists to Treat Disease), which sublicense covers the use of itraconazole as a treatment for cancer as a Hedgehog Pathway inhibitor. The patent is owned by The Johns Hopkins University and expires on April 9, 2028.

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
Proliferation Disorders Using Hedgehog Pathway Inhibitors
, expires
02-05-2034.
On June 25, 2019, we were issued a patent by the USPTO for U.S. Patent 10,328,072,
Treatment of Lung Cancer Using Hedgehog Pathway Inhibitors
, expires
02-05-34
.
On July 30, 2019, we were issued a patent by the USPTO for U.S. Patent 10,363,252,
Treatment of Prostate Cancer Using Hedgehog Pathway Inhibitors
, expires
02-05-34.
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
The Hedgehog Pathway
Based on the results of physician-sponsored studies conducted by others (including in vitro
, animal and human studies), and our direct testing in our Phase 2b trial in patients with BCCNS, we believe that itraconazole affects the Hedgehog signaling pathway in cells, which in turn impacts the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the
Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology
between May 2013 and February 2014. Based on these studies, as well as our own observations and results in our Phase 2b trial conducted to test SUBA-Itraconazole in BCCNS, it appears that itraconazole has notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and will continue to be the subject of on-going
research. These studies, and our own work in the clinic, formed the basis of our continued interest in the clinical development of itraconazole for treatment of human cancers.
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
We believe that the targeted inhibition of Hedgehog signaling is or may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, Erivedge
®
, vismodegib, developed by Curis and sold to Genentech, Inc. (a subsidiary of Roche), was the first Hedgehog inhibitor based-therapy and Odomzo
®
, sonidegib (developed by Novartis and sold to Sun Pharma in 2015 by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of basal cell carcinoma by the FDA. Most recently, in 2018, Daurismo
®
, glasdegib oral capsules developed by Pfizer, was approved by FDA for use in combination with low-dose
cytarabine for patients with newly-diagnosed acute myeloid leukemia (AML), aged 75 or older who are too frail to be treated with intensive chemotherapy.
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
(programmed death ligand 1) such as Keytruda
®
, pembrolizumab marketed by Merck and approved by FDA in 2017 and potentially useful in about 25% of patients. However, if patients are not candidates for immunotherapy based on genetic marker testing
(PD-L1
positive) or do not have mutations for EGFR (epidermal growth factor receptor, 15% of patients), ALK (anaplastic lymphoma kinase,
3-5%
of patients), ROS1
(c-ros
oncogene 1,
1-2%
of patients) or BRAF (proto-oncogene
B-Raf,
1-3%
of patients) in order to be treated with tyrosine kinase inhibitors, they will be given chemotherapy, in particular platinum based doublet therapy with pemetrexed (Alimta
®
).With a median survival of only
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

Inhibitor Therapeutics, Inc. – Summary Estimated U.S. Market Opportunity

Cancer Type	Therapy Indication	Potential for SUBA-Itraconazole	Target Patient Population	U.S. Total Estimated Available Market (*)
Prostate (1)	Patients with metastatic castrate resistant prostate cancer (mCRPC) and rising PSA levels no longer responding to androgen deprivation therapy (ADT) or have discontinued use of newer anti-androgen therapies due to lack of efficacy or toxicity	Delay the progression of metastatic disease	23,000 high-risk men with metastatic prostate cancer who are no longer responding to currently approved therapies due to biochemical resistance or toxicity	$215M at year 5 ($843M cumulative from launch) based on Inhibitor Therapeutics estimates of ~ $4,000 - $5,000 monthly cost of 2 nd line therapy

Lung (2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Platinum Doublet/Pemetrexed IV Therapy	Improve the current median 8—10 month survival achieved with best supportive care for patients who are not eligible for treatment with tyrosine kinase or checkpoint inhibitors	45,000 men and women with late-stage disease who may be treated with chemotherapy if not eligible for other therapies	$270M at year 5 ($945M cumulative from launch based on Inhibitor Therapeutics estimates of ~ $4,000 - $5,000 monthly cost of 2 nd or 3 rd line therapy

Skin (3)
Patients with BCC (basal cell carcinoma) lesions
First indication: BCC tumors in Gorlin Syndrome Patients requiring surgery
Potential for
follow-on
Indication: Patients with BCC facial lesions pending MOHs or other surgical procedures
		Less toxic therapy than vismodegib or sonidegib for Gorlin Patients to delay surgeries; low toxicity therapy to delay or minimize surgical intervention for head and neck BCC tumors	10,000 Gorlin patients needing chronic BCC therapy; 65,000 BCC patients pending surgical treatment for facial tumors that require excision and potential plastic surgery	$300M for Gorlin patients for which Inhibitor Therapeutics receives a 9% royalty on net sales in the U.S. based upon licensing the indication to Mayne Pharma; and $600M for patients with BCC facial lesions requiring surgery based upon Inhibitor Therapeutics /Mayne Pharma estimates of ~ $4,000 - $5,000 monthly cost of therapy for target populations

(*)	estimated pricing subject to adjustment at the time of launch taking into consideration comparable products and required gross-to-net adjustments.
References:

(1)	J. Urology, 2003; Oncology, 2004; American J. Hematologic Oncology, 2014; NIH NCI SEER 2014; Medscape, 2015; Future Oncology 2015; Global Data2015; Pennside Partners 2017
(2)	STATS MGU, 2009; Global Industry Analysts, 2010; World Health Organization, 2015; Cost of Treating Lung Cancer, 2012; LUNGevity Foundation 2017; NEJM 2015; Pennside Partners 2017
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
Notwithstanding the foregoing, our only source of financial liquidity as of the date of this Report is a term debt facility pursuant to which, in December 2020, Mayne Pharma provided an aggregate $331,000 credit facility us as described under Item 13. Certain Relationships and Related Transactions, and Director Independence and elsewhere in this Report.

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
Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society reported that a total of approximately 1.9 million new cancer cases and approximately 609,000 deaths occurred in the United States in 2021.
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
The chart below lists products or products in development that we believe may compete directly with our proposed SUBA-Itraconazole therapy, although this list may not be comprehensive:

Names	Company	Description	Status
Trexall ® methotrexate	Teva	Antimetabolite therapy to slow cancer cell growth	Approved before 1984

Taxotere ® docetaxel	Sanofi-Aventis	Anti-tumor agent for MCRPC and late-stage NSCLC	Approved 2004; and new generics

Gemzar ® gemcitabine	Lilly	Cytotoxic chemotherapy agent for NSCLC in combination with platinum drugs	Approved for multiple cancers since 1996

Avastin ® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Jevtana ® cabazitaxel	Sanofi-Aventis	MCRPC following docetaxel failure	Approved 2010

Provenge ® sipuleucel-T	Dendreon/Valeant	Immunotherapy for asymptomatic MCRPC	Approved 2010

Zytiga ® aberaterone	Janssen Biotech	Androgen synthesis inhibitor for metastatic and non-metastatic CRPC	Approved 2011

Xalkori ® crizotinib	Pfizer	Selective inhibitor for late-state NSCLC patients who express the ALK gene	Approved in 2011

Xtandi ® enzalutamide	Astellas	Androgen receptor inhibitor for MCRPC previously on docetaxel	Approved 2012

		Non-mCRPC, mSCPC	Approved 2019

Erivedge ® vismodegib	Roche Genentech	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2012

Odomzo ® —sonidegib	Sun Pharma	Hedgehog inhibitor for advanced and metastatic BCC	Approved 2015

Avastin ® bevacizumab	Genentech	Angiogenesis inhibitor for NSCLC except squamous cell lung cancer	Approved for multiple cancers since 2004

Tarceva ® erlotinib	Astellas	Epidermal growth factor inhibitor treatment for NSCLC -maintenance therapy after chemo or metastatic disease after chemo	Approved in 2013

Gilotrif ® afatinib	Boehringer	NSCLC with mutations in EGFR	Approved 2013

Zykadia ® certinib	Novartis	ALK-positive metastatic NSCLC for patients who progressed on Xalkori	Approved 2014

Cyrazma ® ramucirumab	Lilly	VEGF antagonist NSCLC	Approved 2014

Opdivo ® nivolumab	BMS	Metastatic squamous NSCLC	Approved 2015

Portrassa ® necitumumab	Lilly	Metastatic squamous NSCLC	Approved 2015

Tagrisso ® osimertinib	AstraZenica	EGFR mutation positive NSCLC	Approved 2015

Keytruda ® pembrolizumab	Merck Oncology	Metastatic NSCLC expressing PD-L1	Approved 2015

Alecensa ® alectinib	Genentech	Metastatic NSCLC ALK positive who could not tolerate crizotinib	Approved 2015

Iressa ® gefitinib	AstraZeneca	Metastatic NSCLC with EGFR deleture	Approved 2015

Tecentriq ® atezolizumab	Takeda	Anti-PDL-1 for Metastatic NSCLC not responding to EGFR or ALK gene therapy or platinum-based chemotherapy	Approved 2016

Erleada ™ apalutamide	Janssen	AR inhibitor for non-mCRPC, mCRPC	Approved 2018/2019

Nubeqa ® darolutamide Tabrecta ® capmatinib Rubraca ® rucaparib Lynparza ® Olaparib Alunbrig ® brigatinib Cyramza ® ramucirumab	Bayer Novartis Clovis Oncology AstraZeneca Takeda Oncology Lily	AR inhibitor for non-mCRPC Inhibitor for metastatic NSCLC BRCA inhibitor for mCRPC BRCA inhibitor for mCRPC ALK+ metastatic NSCLC EGFR + metastatic NSCLC	Approved 2019 Approved 2020 Approved 2020 Approved 2020 Approved 2020 Approved 2020

Tepmetko ® tepotinib	EMD Serono	MET+ metastatic NSCLC	Approved 2021

Rybrevant ® amivantamab Lumarkas ® sotorasib Exkivity ® mobocertinib	Janssen Oncology Amgen Takeda	EGFR + metastatic NSCLC KRAS +metastatic NSCLC EGFR + metastatic NSCLC	Approved 2021 Approved 2021 Approved 2021

Abbreviations: mCRPC (metastatic castrate resistant prostate cancer), mCSPC (metastatic castrate sensitive prostate cancer) NSCLC
(non-small
cell lung cancer), BCC (basal cell carcinoma), BRCA (breast cancer gene) EGFR (epidermal growth factor receptor) ALK (anaplastic lymphoma kinase),
PD-L1
(programmed death ligand 1), AR (androgen receptor), MET (mesenchymal epithelial transition), KRAS (Kirsten rat sarcoma viral oncogene)
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
Risks Relating to Our Business
We presently conduct only minimal operations due to ongoing litigations that are impeding our ability to finance and progress our business. We are also subject to the risks associated with early stage businesses in the pharmaceutical industry.
We are a pharmaceutical development company with no history of revenue-generating operations. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in an early stage pharmaceutical development company. In particular, we are presently a party to litigations (see “Legal Proceedings” below) which have impeded our ability to raise capital and required us to conduct only minimal operations during 2021.
Accordingly, you should consider our prospects in light of the ongoing nature of such litigations as well as (even if the litigations are resolved in our favor), the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue
generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

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
Currently, our primary line of business is the development and potential marketing of our itraconazole anti-cancer therapies, although presently we are only conducting minimal operations due to ongoing litigations pending against us as described elsewhere herein. We acquired the assets related to this business opportunity on August 13, 2013 as part of our emergence from bankruptcy. Our pre-bankruptcy
historic business operations ceased contemporaneously with our becoming subject to bankruptcy proceedings in 2011, and all assets supporting our earlier lines of business have been disposed of. Accordingly, we only recommenced active operations on August 13, 2013, the date we emerged from bankruptcy.
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
As of the date of this Report, Mayne Pharma beneficially owns approximately 56.9% of our outstanding voting securities (including shares of our common stock and shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”)). Under the terms of our Amended and Restated Equity Holders Agreement, as amended by Amendment No. 1 to Amended and Restated Equity Holders Agreement (the “Equity Holders Agreement”), Mayne Pharma has the right to designate one director to our Board of Directors (and to designate a second director if the size of the Board of Directors is increased to seven directors) until the earlier to occur of: (i) the date that the Third Amended SLA is terminated or expires, or (ii) the date on which Mayne Pharma along with its affiliates ceases to own ten percent (10%) or more of our issued and outstanding common stock on a fully diluted basis. During this time frame, Mayne Pharma, through its representative on the Board of Directors, holds a veto right in the event that we want to increase or decrease the size of the Board of Directors or replace or remove our President and Chief Executive Officer (such veto right being the result of each of the foregoing Board of Director actions requiring the unanimous consent of the Board of Directors).
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
Risks Related to Our Financial Position and Need For Additional Capital
We have almost no cash resources and will require substantial additional funding to progress our business. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and our business could fail.
As of the date of this Report, we only have cash on hand and availability under the December 2020 term loan arrangement with Mayne Pharma (as amended through March 2022 as described in this Report) sufficient to run our planned operations into June of 2022. As a result, and particularly in light of the ongoing litigations against us as described elsewhere in this Report, there is substantial doubt about our ability to continue as a going concern. Even if we prevail in or are able to settle our ongoing litigations on favorable terms (of which no assurances can be given), we will be required to incur significant expenses in connection with our ongoing activities, particularly as we engage in efforts to develop and ultimately commercialize SUBA-Itraconazole or other therapeutic candidates.
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
Risks Related to the Clinical Development of Our Product Candidate
We are early in our development efforts. Assuming we are able to prevail in or settle our ongoing litigations and raise new funding, if we are unable to clinically develop and ultimately commercialize SUBA-Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
Therefore, our ability to generate product or royalty revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability prevail in or settle our ongoing litigations, and thereafter to raise new funding and develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

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
If clinical testing of our product candidates results in undesirable side effects or demonstrates characteristics that are unexpected, we may need to abandon such development or limit such development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.
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
Our business plan depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products, and in particular, the rights to develop SUBA-Itraconazole as a therapy for cancer and non-cancerous
proliferation disorders. We seek to protect our proprietary position through our exclusive license for SUBA-Itraconazole with Mayne Pharma, through our sublicense of other itraconazole-related
rights from Mayne Pharma, our own patents for treating cancer with SUBA-Itraconazole and by filing patent applications in the United States related to our novel technologies and product candidate and also our expectation to license additional applicable patents from third parties. We will also need to obtain and maintain patent protection for any technologies we may acquire or license in the future.
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
Specifically, United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances. From time to time, the United States Supreme Court, other federal courts, the United States Congress, or interpretation by the United States Patent and Trademark Office or USPTO, may change the standards of patentability and any such changes could have a negative impact on our business. Some cases decided by the United States Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include
Association for Molecular Pathology v. Myriad Genetics, Inc.
, 569 U.S. 576 (2013), also known as the Myriad decision;
Alice Corp. v. CLS Bank International
, 573 U.S. 208 (2014), also known as the Alice decision; and
Mayo Collaborative Services v. Prometheus Laboratories, Inc.
, also known as the Prometheus decision, 566 U.S. 66 (2012). The full impact of these decisions is not yet known. In view of these and subsequent court decisions, the USPTO has issued materials to patent examiners providing guidance for determining the patent eligibility of claims reciting laws of nature, natural phenomena, or natural products.
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
Our common stock is eligible for quotation on the OTCQB. However, trading of our common stock could be suspended, including due to our inability to pay the required fees to the OTC Markets for listing our common stock on the OTCQB. If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, any quotation in our common stock could be conducted on the OTC Pink Market, which is an unorganized and often illiquid market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our securities.

Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.
The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

•	the outcome of the outstanding litigations that we are presently subject to;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial or operational estimates or projections;

•	conditions in markets generally;

•	changes in the economic performance or market valuations of companies similar to ours; and

•	general economic or political conditions in the United States or elsewhere.
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
Collectively, our officers, our directors and two significant stockholders (HPLLC and Mayne Pharma) own or exercise voting and investment control of approximately 80.2% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

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
On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the ongoing coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions to dismiss the Complaint. Accordingly, the Action has been proceeding in the course typical for such litigation, which could include alternative dispute resolution methods.

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
Our common stock is listed for quotation on the OTCQB market under the symbol “INTI”, but an established public trading market for our common stock does not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2021 and 2020, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges
Fiscal Year 2021, Quarter Ended:	High	Low
March 31, 2021	$0.16	$0.02
June 30, 2021	$0.35	$0.06
September 30, 2021	$0.32	$0.12
December 31, 2021	$0.20	$0.10

Fiscal Year 2020, Quarter Ended:	High	Low
March 31, 2020	$0.14	$0.04
June 30, 2020	$0.11	$0.04
September 30, 2020	$0.08	$0.05
December 31, 2020	$0.06	$0.03
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

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

(1)
The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of December 31, 2021, there are 3,492,276 shares available for issuance under the EIP.

(2)
Outstanding securities issued pursuant to our EIP are 13,349,461 stock options. 4,500,000 options were issued to Board members on March 20, 2020 with an exercise price of $0.05 and vested on March 20, 2021. 200,000 options were issued to management on September 17, 2020 with an exercise price of $0.054 and vested on the grant date. 3,646,776 were issued to the Board and management on December 22, 2020 with an exercise price of $0.031 and vested on the grant date. No options were issued during 2021.

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

Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, we may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is up to $250,000 for substantially all depository accounts. As of December 31, 2021, we had no cash in excess of the amount covered by Federal Deposit Insurance Corporation with two financial institutions.
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
Income taxes
Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2021 or 2020. Deferred tax assets consist primarily of in-process
research and development, net operating loss carryforward, and share-based compensation. We recorded a 100% valuation allowance against the deferred tax assets as we have determined such amounts will not be currently realizable.
Recent accounting pronouncements
We have considered all other recent accounting pronouncements that are issued, but not effective, and we do not believe that they will have a significant impact on the Company’s results of operations or financial position.
Results of Operations
For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Research and Development Expenses.
We recognized $4,905 and $185,294 in research and development expenses during the years ended December 31, 2021 and 2020, respectively. The expense in 2021 is primarily patent expenses. The expenses in 2020 related primarily to the prostate cancer IND filing.
General and Administrative Expenses.
We recognized $320,490 and $873,703 in general and administrative expenses during the years ended December 31, 2021 and 2020, respectively. The decrease of approximately $0.5 million was due primarily to a $0.2 million reduction of payroll and payroll related expenses due to a reduction in compensation and benefits to our two employees throughout the year. In addition, stock-based compensation declined by approximately $0.2 million due to the timing of the vesting of stock options issued in 2021 and 2020. All outstanding stock options at December 31, 2021 are fully vested.

Gain on loan forgiveness.
We recognized $41,600 in gain on loan forgiveness during the year ended December 31, 2021 and no gain on loan forgiveness during the year ended December 31, 2020. The gain in 2021 was related to the forgiveness of the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
Liquidity and Capital Resources
We are presently developing and conducting our clinical and regulatory business plans and are exploring the potential acquisition or license of additional product candidates. Our current cash on hand, approximately $30,626 million at December 31, 2021, is insufficient to develop our full clinical and regulatory business plan as currently anticipated or to acquire or license additional product candidates. Our only source of financial liquidity as of the date of this Report is a term debt facility pursuant to which, in December 2020, Mayne Pharma provided an aggregate $231,000 credit facility us as described under Item 13. Certain Relationships and Related Transactions, and Director Independence —
2020 Mayne Term Debt Facility. On January 13, 2022, the credit facility was increased by $50,000 and on March 9, 2022, the credit facility was increased by an additional $50,000.
Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business into June 2022, although this estimation assumes the only minimal continuing operations and that we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies (including, without limitation, as a result of the ongoing litigations), any of which could affect our cash requirements A continued lack of cash resources resulting from an inability to generate cash flow from operations and royalties or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and overall viability.
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
If adequate funds are not available to us when needed, we may be required to continue with reduced operations or to obtain funds through arrangements that may require us to relinquish rights to technologies or potential markets, any of which could have a material adverse effect on us. In addition, our inability to secure additional funding in the near future could cause our business to fail or become bankrupt or force us to wind down or discontinue operations.

Contractual Obligations and Commercial Commitments
There are no
non-cancellable
contractual obligations as of December 31, 2021.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a “smaller reporting company” as defined by Regulation
S-K
and as such, are not required to provide the information contained in this item pursuant to Regulation
S-K.

Item 8.	Financial Statements and Supplementary Data.
Our Financial Statements and Notes thereto and the report of Cherry Bekaert LLP, our independent registered public accounting firm (PCAOB ID 677), are set forth beginning on page
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
and
15d-15(e)
under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2021, such disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the course of completing its assessment of internal control over financial reporting as of December 31, 2021, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control — Integrated Framework
. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2021.

Item 9B.	Other Information.
On March 9, 2022, we executed an additional letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Second Loan Amendment”). Under the terms of the Second Loan Amendment: (i) amount of the Facility was increased by $50,000 to $331,000, (ii) such $50,000 increase will be available for draw down from April 1, 2022 until May 31, 2022 in no less than $25,000 increments, (iv) following May 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the maturity date (December 31, 2022) and (v) the parties acknowledged that the full $281,000 under the original Facility had been drawn down by the Company. Except as modified by the Second Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility will be used by us for general working capital purposes, including the payment of a portion of previously deferred employee compensation. This was in addition to the January 2022 amendment discussed above.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
W. Mark Watson	71	Chairman of the Board and Director
Nicholas J. Virca	75	President and Chief Executive Officer
Garrison J. Hasara, CPA	52	Chief Financial Officer, Treasurer, Chief Compliance Officer and Secretary
Stefan J. Cross	49	Director
Dr. R. Dana Ono	69	Director
Robert D. Martin	74	Director
Debra Peattie, PhD, MBA	68	Director
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
W. Mark Watson, CPA,
age 71, is a director of our company and Chairman of the Board and Chairman of the Audit Committee of our Board of Directors. Mr. Watson has been a director since June 2014. Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the healthcare and life sciences sector. He has served as lead audit partner and lead client service partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson was elected to the Board of Directors of Sykes Enterprises Inc. in May 2018 and served on its Audit and Finance Committees until the company was sold in 2021. Mr. Watson was elected to the Board of Directors of BioDelivery Sciences International, Inc. in December 2017 and was appointed Chairman of its Audit Committee. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on our Board of Directors due to his expertise in public accounting and his experience with life science and pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.
Nicholas J. Virca,
age 75, has been our President and Chief Executive Officer since August 2013 and has been working on our business opportunity with Hedgepath, LLC since April 2012. From 2008 until April 2012, Mr. Virca served as the Chief Operating Officer for LamdaGen Corporation, a privately held company focused on monitoring assays for biopharmaceutical development and manufacturing applications, as well as high-sensitivity detection for human diagnostic biomarkers, such as oncoproteins related to cervical cancer. From 2005 to 2008, Mr. Virca was Vice President for Global Biotechnology at Pall Life Sciences where he was responsible for growth strategies and programs in the biotechnology arena, including new technology and product initiatives, joint ventures, licensing and acquisitions. He also founded the first Scientific Advisory Board for Pall’s Biopharmaceuticals Division. From 1997 to 2004, Mr. Virca was COO, and later CEO and President of Adventrx Pharmaceuticals focusing on anti-cancer drug development in human clinical trials. He was instrumental in transitioning the company from a private corporation to a listing on the American Stock Exchange. Mr. Virca held various marketing and general management positions at Damon Biotech, Promega Corporation, Nicolet Imaging Systems, Ortho Diagnostic Systems, Fisher Scientific, Waters, Ross Laboratories and Pfizer Diagnostics. Mr. Virca previously served on the Life Sciences Advisory Board of Entegris, Inc. from 2007 to 2011 and the board of Panoptix Events from 2007 to 2017. He previously served on the boards of Adventrx Pharmaceuticals between 2001 and 2004, and Diametrix Detectors between 1991 and 1997. He earned a bachelor’s degree in Biology from Youngstown State University, is the co-inventor
of packaging technology for enzyme research reagents as well as co-inventor
of five patents using itraconazole therapy for treatment of cancer and non-cancerous
proliferations disorders and is a member of numerous biotechnology organizations for which he has been a speaker and organizer over the last several decades.
Garrison J. Hasara, CPA,
age 52, has been our Chief Financial Officer and Treasurer since September 2013 and has subsequently became our Chief Compliance Officer and Secretary. From January 2011 to September 2013, he was the Acting Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of Accentia Biopharmaceuticals, Inc., a biotechnology company focused on discovering, developing and commercializing innovative therapies that address the unmet medical needs of patients by utilizing therapeutic clinical products. He also served as Accentia’s Controller, a position that he held since June 2005. From November 2003 to June 2005, Mr. Hasara served as Accentia’s Compliance Specialist. Prior to that time, from 2000 to 2003, Mr. Hasara was the Chief Financial Officer of Automotive Service Centers, Inc., a franchisee of Midas, Inc. In addition, from 1996 to 1999, Mr. Hasara served in various accounting roles at KForce Inc., a publicly traded staffing services company. Mr. Hasara has been a licensed Certified Public Accountant since 1993 and received his B.S. from the University of South Florida in 1991.
Stefan J. Cross,
age 49, is a director of our company and the appointee of Mayne Pharma to our Board of Directors. Mr. Cross has been a director since June 2014. Mr. Cross is currently serving as President, International Operations of Mayne Pharma Group Limited (ASX:MYX). Previously, Mr. Cross served as the President of the U.S. subsidiaries of Mayne Pharma Group Limited from November 2013 to January 2017. Mr. Cross has more than 20 years of experience in the pharmaceutical industry. He served since 2012 as the Vice President, Business and Corporate Development of Mayne
Pharma’s non-U.S. operations,
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
Dr.
 R. Dana Ono,
age 69, is a director of our company and Chairman of the Nominating and Corporate Governance Committee of our Board of Directors. Dr. Ono has been a director since June 2014. Dr. Ono currently serves as an independent Director on the Board of Directors of the Lipocine Company. Dr. Ono was
a co-founder of
the VIMAC Milestone Medica Fund LP, a Boston-based early-stage life sciences fund co-sponsored by
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

Robert D. Martin
, age 74, is a director of our company and Chairman of the Compensation Committee of our Board of Directors. Mr. Martin has been a director since December 2016. Mr. Martin has over 35 years of finance and operations experience. Most recently, between 2017 and 2019, Mr. Martin was Advisor and then President and Chief Operating Officer of Specicare, a company that arranges for storage of cancer patients’ live tumor tissue from surgery to be used for specialized and precision treatment. Also, during 2015, he was a consultant/financial advisor to Intezyne, Inc. From 2006 through 2019, Mr. Martin was part of The Interlochen Group, LLC, a firm that provides chief financial officer personnel on a contract basis. Among other assignments, he was assigned to serve as Interim Chief Financial Officer of Tandy Brands Accessories Inc. from January 2011 to June 2011. From 2004, Mr. Martin served as President of RDMartin, LTD., a financial consulting firm, and from 2000 to 2004, Mr. Martin served as Senior Vice President and Chief Financial Officer of Russell Corporation, when it was a New York Stock Exchange listed company. Mr. Martin also previously served as divisional Chief Financial Officer of Sunbeam and in various finance roles, including group Chief Financial Officer, at Sara Lee Apparel Europe. Mr. Martin earned a Masters of Business Administration from the University of North Carolina, Chapel Hill and a Bachelor’s degree in Industrial Engineering from Georgia Tech. Mr. Martin qualifies for our Board of Directors because of his business expertise, particularly with publicly traded companies.
Debra Peattie, PhD, MBA
, age 68, is a director of our company. Dr. Peattie, who has been a director since October 2019, is a veteran life science entrepreneur who currently serves as a senior employee of Valo Health in Boston and as an advisor to GRO Biosciences, a LabCentral company in Cambridge, MA. From 2013 to 2019, Dr. Peattie served as Senior Director, Future Pipelines, Discovery Partnerships with Academia at GlaxoSmithKline, and from 2011 to 2013, she served as Director of Business Development in the Office of Technology Development at Harvard University. From 2006 to 2013, Dr. Peattie maintained her own biotechnology consulting firm, Pleiades Advisors, and she also held executive scientific, strategy and planning positions at Cubist Pharmaceuticals, Inc. (2009 to 2010) and Valeo Medical, Inc., of which she was a co-founder
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
Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2021, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except that Mayne Pharma, the beneficial owner of more than ten percent of our common stock, filed one Form 4 disclosing one transaction.
Code of Ethics
We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at
http://www.inhibitortx.com/
.

Item 11.	Executive Compensation.
The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2021 and 2020. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2021.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nicholas J. Virca	2021	$718	(2)	—	—	—	—	—	$19,366	(3)	$20,084
President and Chief Executive Officer (1)	2020	$122,677		—	—	$6,225	—	—	$22,007	(3)	$150,909
Garrison J. Hasara, CPA	2021	$27,728	(4)	—	—	—	—	—	—		$27,728
Chief Financial Officer, Secretary, and Treasurer (3)	2020	$114,181		—	—	$6,225	—	—	$23,566	(5)	$143,972

(1)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013.
(2)	$369 paid in cash during 2021 and $349 accrued at December 31, 2021
(3)	Includes: $19,366 ($10,115 paid in cash during 2021 and $9,251 accrued at December 31, 2021) and $22,007 of health insurance premiums in 2021 and 2020, respectively.
(3)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013.
(4)	Includes $13,328 paid in cash during 2021 and $14,400 accrued at December 31, 2021
(5)	Includes: $23,566 of health insurance premiums in 2020.
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
In light of the previously announced funding received in December 2020 from Mayne Pharma, on December 31, 2020 and effective as of January 2021, the Compensation Committee of our Board of Directors approved payments of $1,600 per month for Virca (which is inclusive of his health insurance payments) in consideration of the various legal, compliance and governance requirements he continues to fulfill on behalf of us. Aside from the changes to compensation, there were no changes made to the New Virca Employment Agreement and the employment of Virca remains “at will”.
Garrison J. Hasara,
Chief Financial Officer, Secretary, Treasurer and Chief Compliance Officer
.
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
In light of the previously announced funding received in December 2020 from Mayne Pharma, on December 31, 2020 and effective as of January 2021, the Compensation Committee of our Board of Directors of the Company approved payments of $2,400 per month for Hasara in consideration of the various legal, compliance and governance requirements he continues to fulfill on behalf of us. Aside from the changes to compensation, there were no changes made to the New Hasara Employment Agreement and the employment of Hasara by us remains “at will”.
Outstanding equity awards
The following table summarizes outstanding unexercised options held by each of our named executive officers, as of December 31, 2021. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2021.

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
2014 Equity Incentive Plan
In July 2014, our Board of Directors adopted our EIP. On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. At December 31, 2018, the EIP was comprised of 32,583,475 shares. In December 2018, the Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of March 2022, the EIP is comprised of 43,583,475 shares and there are now 3,492,276 shares available for issuance under the EIP (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified
stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.
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
Option Exercises and Stock Vested
There were no options exercised by the executive officers during the years ended December 31, 2021 or 2020.
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
non-qualified
defined contribution or other
non-qualified
compensation benefits in the future if it determines that doing so is in our company’s best interest.
Compensation of Directors
The following table sets forth all compensation paid to our Board members during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stefan J. Cross	$—	$—	$—	$—	$—	$—	$—
Robert D. Martin	$8,000	—	$—	—	—	—	$8,000
Dr. R. Dana Ono	$8,000	—	$—	—	—	—	$8,000
W. Mark Watson, CPA	$8,000	—	$—	—	—	—	$8,000
Debra Peattie, PhD	$8,000	—	$—	—	—	—	$8,000

(1)	Compensation for the quarter ended March 31, 2021 was paid in cash ($2,000 per Director). Additional quarterly payments were accrued as of December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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

Name and address of beneficial owners	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock (1)
Mayne Pharma Ventures Pty Ltd. (2)	226,804,322	56.9%
Hedgepath, LLC (3)	79,627,069	21.1%
Nicholas J. Virca (4)	9,262,519	2.5%
Garrison J. Hasara, CPA (5)	4,457,544	1.2%
Stefan J. Cross (6)	—	*
Dr. R. Dana Ono (7)	3,533,734	*
W. Mark Watson, CPA (8)	5,281,447	1.4%
Debra Peattie (9)	1,790,646	*
Robert D. Martin (10)	2,990,734	*
All directors and executive officers as a group (7 persons)	27,316,624	7.2%

*	Less than 1%
(1)
Applicable percentages are based on 376,858,323 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)
Includes 205,065,189 shares of our common stock, 17,391,306 shares of common stock upon conversion of Series B Preferred Stock, and warrants to purchase 4,347,827 shares of our common stock. The address for Mayne Pharma Ventures Pty Ltd is Level 14, 474 Flinders Street, Melbourne Vic 3000, Australia.

(3)
Includes 79,627,069 shares of our common stock. Our former Corporate Secretary, James A. McNulty, CPA, has sole voting and dispositive power over the securities held by Hedgepath, LLC. The address for Hedgepath, LLC is 324 S. Hyde Park Avenue, Suite 350, Tampa, FL 33606.

(4)
Mr. Virca is our Chief Executive Officer and President. Includes 8,727,519 shares of our common stock and 535,000 vested stock options. Mr. Virca’s address is c/o Inhibitor Therapeutics, Inc. at 449 South 12 th
St., Unit 1705, Tampa, FL 33602.

(5)
Mr. Hasara is our Chief Financial Officer and Treasurer. Includes 3,972,544 shares of our common stock and 485,000 vested stock options. Mr. Hasara’s address is c/o Inhibitor Therapeutics, Inc. at 449 South 12 th
St., Unit 1705, Tampa, FL 33602.

(6)	Mr. Cross is a director of our company. Mr. Cross’ address is c/o Mayne Pharma at Level 1, 99 King Street, Melbourne, Victoria 3000, Australia.
(7)
Dr. Ono is a director of our company. Includes 453,000 shares of our common stock and 3,080,734 vested stock options. Dr. Ono’s address is c/o Inhibitor Therapeutics, Inc. at 449 S. 12 th
Street, Unit 1705, Tampa, FL 33602.

(8)
Mr. Watson is a director of our company. Includes 1,054,100 shares of our common stock and 4,227,347 vested stock options. Mr. Watson’s address is c/o Inhibitor Therapeutics, Inc. at 449 S. 12 th
Street, Unit 1705, Tampa, FL 33602.

(9)	Dr. Debra Peattie is a director of our company. Includes 1,790,646 vested stock options. Dr. Peattie’s address is c/o Inhibitor Therapeutics, Inc. at 449 Street 12 th St., Unit 1705, Tampa, FL 33602.
(10)
Robert D. Martin is a director of our company. Includes 60,000 shares of our common stock and 2,930,734 vested stock options. Mr. Martin’s address is c/o Inhibitor Therapeutics, Inc. at 449 S. 12 th
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

•	Mayne Pharma has agreed to advance funds to us in an aggregate amount of up to $5 million (each, an “Advance”, and collectively, the “Advances”) on the following terms and conditions:

o	on the Effective Date, Mayne Pharma made an Advance to us of $500,000;

o
within three (3) business days following the completion of the agreed upon activities associated with transferring the SUBA-Itraconazole BCCNS product to Mayne Pharma, Mayne Pharma made an Advance to the Company of $1,000,000 (subsequently received in January 2019);

o
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

o
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

•
Mayne Pharma will continue to provide quantities of SUBA-Itraconazole drug and placebo oral capsules without charge for our SUBA-Itraconazole prostate clinical studies and for future indications as agreed to by the parties.

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
In addition, if, prior to June 30, 2021, we have not fulfilled the Equity Funding Achievement, Mayne Pharma will have the right to satisfy all of its remaining Royalty obligations by making a single lump sum payment to us in an amount equal to seventy percent (70%) of the fair market value of the remaining royalties payable to us as determined by an independent appraisal process. Mayne declined to exercise this right at June 30, 2021.
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
As of the date of this report, the New Sublicense Agreement remains in effect with Mayne Pharma International, but only with respect to U.S. patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014, in the licensed field (namely the use of Itraconazole as a treatment for cancer).
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
The funding of the Third Closing was conditioned upon the acceptance of filing by the FDA of our NDA for SUBA-Itraconazole BCCNS. We entered into the Agreement, Third Amended SLA and Amended and Restated Sublicense Agreement because this milestone was not going to be achieved.
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
Mayne Pharma owns approximately 55.1% of our equity securities on a fully-diluted basis and beneficially owns approximately 56.9% of our outstanding voting securities (including shares of our common stock and Series B Preferred Stock) as of the date of this filing.
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

The Facility was available as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and is outstanding at December 31, 2020) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. Any drawdown must equal or exceed $25,000. We shall have one twelve month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that we pay all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.
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
January 2022 Mayne Debt Facility Amendment
On January 13, 2022, we executed a letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Loan Amendment”). Under the terms of the Loan Amendment: (i) amount of the facility was increased by $50,000 to $281,000, (ii) the maturity date of the Facility was extended to December 31, 2022, (iii) such $50,000 increase will be available for draw down from February 1, 2022 until March 31, 2022 in no less than $25,000 increments, (iv) following March 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the maturity date and (v) the parties acknowledged that the full $231,000 under the original Facility had been drawn down by the Company.
Except as modified by the Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility are being used by us for general working capital purposes, including the payment of a portion of previously deferred employee compensation.
March 2022 Mayne Debt Facility Amendment
On March 9, 2022, we executed an additional letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Second Loan Amendment”). Under the terms of the Second Loan Amendment: (i) amount of the facility was increased by $50,000 to $331,000, (ii) such $50,000 increase will be available for draw down from April 1, 2022 until May 31, 2022 in no less than $25,000 increments, (iv) following May 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the maturity date and (v) the parties acknowledged that the full $281,000 under the original Facility had been drawn down by the Company.
Except as modified by the Second Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility will be used by us for general working capital purposes, including the payment of a portion of previously deferred employee compensation,

Item 14.	Principal Accountant Fees and Services.
Audit Fees.
The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $37,000 and $52,000, respectively.
Audit-Related Fees.
There were no aggregate fees billed by Cherry Bekaert LLP for professional services for the years ended December 31, 2021 and December 31, 2020.
Tax Fees.
The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2021 and 2020 totaled $4,000 and $3,750, respectively.
All Other Fees.
None.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock (2)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (3)

3.4	Second Amended and Restated Bylaws of the Company (4)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation (5)

3.6	Amended and Restated Certificate of Designation of Series B Preferred Stock of the Company, dated February 1, 2019 (6)

3.7	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 20, 2019 (14)

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC (7)

4.2	Form of Warrant issued in the 2016 Private Placement (8)

4.3	Form of Warrant issued in the January 2018 Series B Preferred Stock Financing (9)

10.1	Amended and Restated Equity Holders Agreement, dated May 15, 2015, by and between the Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC, Nicholas J. Virca and Frank O’Donnell, Jr. M.D. (10)+

10.2	Amendment No. 1 to Amended and Restated Equity Holders Agreement, dated December 17, 2015, Company, Mayne Pharma Ventures Pty Ltd., Hedgepath, LLC., Nicholas J. Virca and Frank O’Donnell (11)

10.3	Employment Letter Agreement, dated December 31, 2018, between the Company and Nicholas J. Virca (12)

10.4	Employment Letter Agreement, dated December 31, 2018, between the Company and Garrison J. Hasara (12)

10.5	Third Amended and Restated Supply and License Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15) +

10.6	Amended and Restated Sublicense Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15) +

10.7	Agreement, dated December 17, 2018, by and among Mayne Pharma, Mayne Pharma International and the Company (15)

10.8	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc. (10)+

10.9	Securities Purchase Agreement, dated January 8, 2018, between the Company and Mayne Pharma (9)

Exhibit No.	Description

10.10	Sublicense Agreement, dated August 27, 2019, by and between Mayne Pharma International Pty Ltd and the Company (16) +

10.11	Letter Agreement for Term Debt Facility, dated December 12, 2020, between the Company and Mayne Pharma (17).

10.12	Letter Agreement to Amend Term Debt Facility, dated January 13, 2022, between the Company and Mayne Pharma (18).

10.13	Letter Agreement to Amend Term Debt Facility, dated March 9, 2022, between the Company and Mayne Pharma *.

14	Code of Ethical Conduct (13)

23.1	Consent of Cherry Bekaert LLP *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101. INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101
*	Filed herewith
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.
#
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company
and
furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed with Form 8-K, dated August 16, 2013.
(2)	Previously filed with Form 8-K, dated September 10, 2013.
(3)	Previously filed with Form S-1/A on July 22, 2015.
(4)	Previously filed with Form 8-K, dated May 21, 2015.
(5)	Previously filed with Form 8-K, dated May 26, 2016.
(6)	Previously filed with Definitive Information Statement, filed on January 8, 2019.
(7)	Previously filed with Form 8-K, dated June 30, 2014.
(8)	Previously filed with Form 8-K, dated April 15, 2016.
(9)	Previously filed with Form 8-K, dated January 11, 2018.
(10)	Previously filed with Form 10-Q on August 14, 2015.
(11)	Previously filed with Form 8-K, dated December 22, 2016.
(12)	Previously filed with Form 8-K, dated December 31, 2018.
(13)	Previously filed with Form 10-K on February 13, 2015.
(14)	Previously filed with Form 8-K, dated August 20, 2019.
(15)	Previously filed with Form 10-K on March 7, 2019.
(16)	Previously filed with Form 10-Q on November 7, 2019.
(17)	Previously filed with Form 8-K, dated December 17, 2020.
(18)	Previously filed with Form 8-K, dated January 18, 2022.

Item 16.	Form 10-K Summary.
We have elected not to include a summary pursuant to this Item 16.

INHIBITOR THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Inhibitor Therapeutics, Inc
Tampa, Florida
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Inhibitor Therapeutics, Inc (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Tampa, Florida
March
30
, 2022

INHIBITOR THERAPEUTICS, INC.
BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30,626	$75,059
Prepaid expenses	28,158	32,292

Total current assets	58,784	107,351
Other long-term assets	—	24,408

Total assets	$58,784	$131,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$279,842	$269,416
Dividends payable, related party	100,823	100,822
Note payable, related party	231,000	30,044
Interest payable, related party	14,965	—
Other liabilities	53,000	25,124

Total current liabilities	679,630	425,406
Note payable, long-term	—	11,556
Term debt facility, related party	—	55,000
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,679,630	3,491,962

Commitments and contingencies (Note 9 )
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at both December 31, 2021 and December 31, 2020	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 376,858,323 and 373,635,873 shares issued and outstanding at December 31, 2021 and 2020, respectively	37,686	37,364
Additional paid-in capital	50,051,711	49,814,043
Accumulated deficit	(57,671,109)	(57,172,476)

Total stockholders’ deficit	(3,620,846)	(3,360,203)

Total liabilities and stockholders’ deficit equity	$58,784	$131,759

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Revenues:	$—	$—

Expenses:
Research and development	4,905	185,294
General and administrative	320,490	873,703

Total expenses	325,395	1,058,987

Loss from operations	(325,395)	(1,058,987)
Gain on loan forgiveness	41,600	—
Interest (expense) income	(14,837)	1,058

Net loss	$(298,632)	$(1,057,929)
Preferred stock dividend	(200,001)	(200,548)

Net loss applicable to common shareholders	(498,633)	(1,258,477)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	376,247,777	371,927,734

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock–Series B		Common Stock			Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital
Balances, January 1, 20 20	5,797,102	$3,960,866	370,446,185	$37,045	$49,384,953	$(55,913,999)	$(2,531,135)
Issuance of common stock for payment of dividends on Preferred Stock, related party	—	—	3,189,688	319	200,229	—	200,548
Stock based compensation	—	—	—	—	228,861	—	228,861
Preferred stock dividends, related party	—	—	—	—	—	(200,548)	(200,548)
Net loss	—	—	—	—	—	(1,057,929)	(1,057,929)

Balances, December 31, 2020	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)
Issuance of common stock for payment of dividends on Preferred Stock, related party	—	—	3,222,450	322	199,678	—	200,000
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(200,001)	(200,001)
Net loss	—	—	—	—	—	(298,632)	(298,632)

Balances, December 31, 2021	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(298,632)	$(1,057,929)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	37,990	228,861
Gain on loan forgiveness	(41,600)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	28,542	39,450
Accounts payable and other current liabilities	53,267	(35,739)

Net cash used in operating activities	(220,433)	(825,357)

Financing activities:
Proceeds from notes payable	—	41,600
Proceeds from term debt facility, related party	176,000	55,000

Net cash provided by financing activities	176,000	96,600

Net (decrease) increase in cash and cash equivalents	(44,433)	(728,757)
Cash and cash equivalents at beginning of year	75,059	803,816

Cash and cash equivalents at end of year	$30,626	$75,059

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$200,000	$200,548

Accrued, but unpaid dividends	$100,823	$100,822

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

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
YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	Corporate overview (continued):

As
of the Effective Date and at December 31, 2021, all 5,797,102 outstanding shares the Series B Preferred Stock are held by Mayne Pharma.
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
YEARS ENDED DECEMBER 31, 2021 AND 2020

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
YEARS ENDED DECEMBER 31, 2021 AND 2020

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
The New Sublicense Agreement has a term commencing on August 20, 2019 and continuing until the earlier of: (a) the date of expiration of the last to expire Patent; or (b) notice by Mayne Pharma International with immediate effect promptly after termination or expiry of its rights to license the Patents. Mayne Pharma International and the Company have the right to terminate the New Sublicense Agreement upon the occurrence of certain events, including the bankruptcy of a party or breach of a party’s obligations under the New Sublicense Agreement (subject to a notice and cure period). Mayne Pharma International may also terminate the New Sublicense Agreement upon the expiration or termination of that certain Third Amended SLA. As of December 31, 2021, the New Sublicense Agreement remains in effect with Mayne Pharma International, but only with respect to U.S. patent No 8,653,083 entitled “Hedgehog Pathway Antagonists to Treat Disease”, issued on February 28, 2014, in the licensed field (namely the use of Itraconazole as a treatment for cancer).
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
YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	Corporate overview (continued):

Terms of the Series B Preferred Stock
The Series B Preferred Stock carries the following provisions:
Price Per Share
. The purchase price for each share of Series B Preferred Stock was $0.69 (which is equal to three times (3x) the Conversion Price (as defined below)) (the “Per Share Price”). An applicable number of shares of Series B Preferred Stock was issued at the Initial and Second Closing based on the Per Share Price.
Dividends
. The shares of Series B Preferred Stock accrue dividends at a rate of 5% of the Per Share Price per annum per share. Dividends are paid semi-annually as of June 30 (with a payment date of July 15) and December 31 (with a payment date of January 15) each year. The Company has the option in its discretion to pay dividends in cash or shares of common stock. If the Company elects to pay dividends in shares of common stock, the number of shares to be paid being calculated by dividing (i) the principal value of the dividend to be paid by (ii) the
6-month
volume-weighted average price of the common stock prior to the measurement date (being 31 December, or 30 June) of the applicable year.
Voluntary and Mandatory Conversion
. The shares of Series B Preferred Stock issued with the Initial and Second Closing will be convertible as provided for below into an aggregate of 17,391,306 shares of common stock based on a conversion price per share of $0.23 (the “Conversion Price”). Each share of Series B Preferred Stock is convertible into three (3) shares of common stock at any time at the election of Mayne Pharma at a price per share equal to the Conversion Price. The Conversion Price is subject to customary stock-based, but not price-based, anti-dilution protection. Each share of Series B Preferred Stock automatically converts into three (3) shares of common stock based on the Conversion Price upon the approval by the FDA of an NDA for any SUBA-based therapeutic under the Third Amended SLA, pursuant to the Amended and Restated COD.
Liquidation Preference
. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, Mayne Pharma (with respect to its holdings of Series B Preferred Stock only) will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment will be made to the holders of all other capital stock of the Company (including the common stock) an amount per share of Series B Preferred Stock equal to the Per Share Price plus any dividends accrued but unpaid thereon.
Seniority
. So long as the shares of Series B Preferred Stock are outstanding, the Company shall not, without the prior written approval of from the holders of a majority of the then outstanding shares of Series B Preferred Stock: (i) establish any security nor incur any secured or unsecured indebtedness (other than trade debt in the ordinary course of business) or (ii) establish and security that is pari passu or senior (or reclassify any junior security so as to make it pari passu or senior) in liquidation preference or senior to the Series B Preferred Stock.
Voting
. With respect to its shares of Series B Preferred Stock, Mayne Pharma shall be entitled to vote together with the holders of common stock as a single class the number of votes Mayne Pharma would have if the Series B Preferred Stock were converted into common stock.
Redemption
. On or after the five (5) year anniversary of the Initial Closing, Mayne Pharma had the right to cause the Company to redeem all (but not less than all) of the outstanding shares of Series B Preferred Stock for a price per share equal to the Per Share Price plus any accrued but unpaid dividends on such shares. However, pursuant to the Amended and Restated COD, the redemption rights were removed.
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

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

2.	Liquidity and management’s plans:
At December
31, 2021, the Company had approximately $30,626
in cash and cash equivalents. As such, the Company has very little cash and has been unable for some time to secure substantive additional funding to resume research and development activities, due in significant part to ongoing litigations against the Company (see note 9). Based on the Company’s current operational plan and budget, and taking in consideration Mayne Pharma Term Debt Facility (see note 5) and, the Company expects that it has sufficient cash to manage its business into June 2022, although this estimation assumes the only minimal continuing operations and that the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies (including, without limitation, as a result of the ongoing litigations), any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. The Company intends to finance additional research and development, commercialization and distribution efforts and its working capital needs primarily through:

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
However, there is a risk that none of these plans will be implemented in a manner necessary to sustain the Company for an extended period of time and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 6 – Legal Proceedings). The existence of the Action and the Class Action (as defined in note 6) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the Class Action is uncertain. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action has been proceeding in the course typical for such litigation. The ongoing nature of this litigation creates additional uncertainties which have hampered (and is anticipated to continue to hamper) the Company’s ability to raise capital and has adversely impacted the price and liquidity of the Common Stock.
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
YEARS ENDED DECEMBER 31, 2021 AND 2020

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
Deferred Revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA as of December 31, 202
1
and December 31, 20
20
, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts of $250,000 for substantially all accounts. As of December 31, 2021, the Company had no funds in excess of the amount covered by Federal Deposit Insurance Corporation with two financial institutions.
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
YEARS ENDED DECEMBER 31, 2021 AND 2020

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
Income taxes
Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note
6
for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2021 or 2020.

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
On
December 12, 2020, the Company a
n
d Mayne Pharma entered into a letter agreement for a term debt facility (the “Loan Agreement”) pursuant to which Mayne Pharma provided an aggregate $231,000 credit facility to the Company (the “Facility”). The Facility bears interest at the rate equal to the interest rate tied to the US Bank Prime Rate plus 5.00% (the “Interest Rate”) with a maturity date of twenty four (24) months from the date of the first drawdown (the “Maturity Date”). The Interest Rate shall be adjusted for each drawdown on the Facility in accordance with changes in the monthly average of the US Bank Prime Rate, as reported in the Federal Reserve Statistical Release H .15 for the month preceding the week in which the Company shall make a drawdown against the Facility. Proceeds drawn from the Facility will be used by the Company for general working capital and corporate purposes.
The Facility was available to the Company as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and is outstanding at December 31, 2020) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. Any drawdown by the Company must equal or exceed $25,000. The Company shall have one twelve month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that the Company pays all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

5.	Mayne Term Debt Facility (continued):
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
 The balance at December 31, 2021 was $231,000.
On January 13, 2022, the Company executed a letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Loan Amendment”). Under the terms of the Loan Amendment
: (i) amount of the facility was increased by $50,000 to $281,000, (ii) the maturity date of the Facility was extended to December 31, 2022, (iii) such $50,000 increase will be available for draw down from February 1, 2022 until March 31, 2022 in no less than $25,000 increments, (iv) following March 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the
m
aturity
d
ate and (v) the parties acknowledged that the full $231,000
under the original Facility had been drawn down by the Company. Except as modified by the Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility will be used by the Company for general working capital purposes, including the payment of a portion of previously deferred employee compensation.
On March 9, 2022, the Company executed an additional letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Second Loan Amendment”). Under the terms of the Second Loan Amendment: (i) amount of the Facility was increased by $50,000 to $331,000, (ii) such $50,000 increase will be available for draw down from April 1, 2022 until May 31, 2022 in no less than $25,000 increments, (iv) following May 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the maturity date and (v) the parties acknowledged that the full $281,000 under the original Facility had been drawn down by the Company. Except as modified by the Second Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility will be used by us for general working capital purposes, including the payment of a portion of previously deferred employee compensation.

6.	Income Taxes:
The difference between expected income tax benefits and income tax benefit recorded in the financial statements is explained below:

	December 31,
	2021	2020
Income taxes benefit computed at statutory rate	$(62,713)	$(222,165)
State income tax benefit, net	(12,976)	(45,967)
Other	(905)	(13,668)
Change in valuation allowance	76,594	281,800

Total	$—	$—

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

6.	Income Taxes (continued):
The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2021	2020
In-process research and development	$742,574	$742,574
Net operating loss carry forward	6,685,183	6,608,114
R&D credit	171,884	190,515
Share-based compensation	34,231	34,231
Other	6,061	6,060

	7,639,933	7,581,494

Less: valuation allowance	(7,639,933)	(7,581,494)

Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2021 and 2020, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.
The Company has a federal net operating loss (“NOLs”) of approximately $26.4 million as of December 31, 2021. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. The portion of the NOLs incurred prior to August 12, 2013 is subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $35,000 per year and the Company has written off the deferred tax assets associated with the NOLs limited due to the ownership change that occurred on August 12, 2013. The Company’s State NOLS are approximately $26.4 million as of December 31, 2021. The loss carryforwards began to expire in 20
33
.

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

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

7.	Stockholders’ Equity:
Stock option activity for the years ended December
31
,
2021
and
2020
is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggragate Intrinsic Value

Outstanding at December 31, 2019	5,002,685	$0.19	$1,260
Granted to Directors and Officers in 2020	8,346,776	$0.04
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2020	13,349,461	$0.10	$14,587
Granted	—
Exercise	—
Forfeited	—
Outstanding at December 31, 2021	13,349,461		$1,072,144

Options outstanding (all are exercisable) at December
31
,
2021
are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$ 0.03 - $ 0.10	10,555,461	9.28	$0.05	$1,072,144
$ 0.11 - $ 0.30	2,167,000	6.69	$0.26	$—
$ 0.31 - $ 0.33	627,000	7.46	$0.33	$—

	13,349,461			$1,072,144

The weighted average grant date fair value of options granted during the year ended December 31, 2020 was $0.03. There were no options issued during the year ended December 31, 2021.
Non-vested
stock option activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggragate Intrinsic Value

Non-vested at January 1, 2020	4,500,000
Granted	—
Vested	(4,500,000)
Forfeited	—

	—	n/a	n/a

Incentive awards may be in the form of stock options, restricted stock, restricted stock units and performance and other awards. In the case of incentive stock options, the exercise price will not be less than

% of the fair market value of shares covered at the time of the grant, or

% for incentive stock options granted to persons who own more than
10
% of the Company’s voting stock. Options granted will generally vest over a three-year
period from the date of grant and will be exercisable for
ten years
, except that the term may not exceed
five years
for incentive stock options granted to persons who own more than
10
% of the Company’s outstanding common stock.

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

7.	Stockholders’ Equity (continued):
Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $37,990 and $228,861 in stock-based compensation expense related to stock options for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was no unamortized stock-based compensation.
Preferred Stock Issuances
See Note 1 for discussion of preferred stock issued to Mayne Pharma in 2018.
Warrants
There were
4,347,827
outstanding common stock warrants at December 31, 2021 with a weighted average exercise price of $
0.275
and a weighted average remaining life of
1.22
years.

8.	Related party transactions:
The Company has significant contractual agreements with majority stockholder Mayne Pharma as discussed in Note 1 and Note 5. There were amounts due to Mayne Pharma at December 31, 2021 or December 31, 2020 as discussed in Note 5 – Mayne Term Debt Facility.

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
, Civil Action Number
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
On January 10, 2020, the Individual Defendants and Mayne Pharma each filed a motion to dismiss the Complaint. A hearing on those motions was scheduled on March 26, 2020, but was postponed to June 2020 due to the coronavirus outbreak. On June 4, 2020, the Delaware Court of Chancery held a hearing at which the separate motions of the Individual Defendants and Mayne Pharma to dismiss the Complaint were presented. At the conclusion of the hearing, the Court issued an oral ruling in which it denied the motions and declined to dismiss all counts alleged in the Complaint. Accordingly, the Action has been proceeding in the course typical for such litigation, which could include alternative dispute resolution methods.
The Company believes the Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020

9.	Legal Proceedings (continued):
Additionally, on March
23
,
2020
, a Stockholder Class Action Complaint was filed in the Delaware Court of Chancery by a Company stockholder and purported class representative Samuel P. Sears, commencing litigation captioned Sears v. Magrab et al., C.A. No.
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
10
,
2020
, the Court of Chancery entered an order coordinating the Action and the Putative Class Action for purposes of the litigations.
The Company believes the Class Action is legally and factually baseless, and the Individual Defendants intend to defend themselves vigorously.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: March 30, 2022	By:	/S/ N ICHOLAS J. V IRCA
	Name:	Nicholas J. Virca
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Garrison J. Hasara
Name:	Garrison J. Hasara
Title:	Chief Financial Officer, Secretary, and Treasurer
(Principal Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ W. MARK WATSON, CPA	Chairman and Director	March 30, 2022
W. Mark Watson, CPA

/S/ STEFAN J. CROSS	Director	March 30, 2022
Stefan J. Cross

/S/ DR. R. DANA ONO	Director	March 30, 2022
Dr. R. Dana Ono

/S/ ROBERT MARTIN	Director	March 30, 2022
Robert Martin

/S/ DEBRA PEATTIE, PhD, MBA	Director	March 30, 2022
Debra Peattie