Form 10-Q
period 2022-03-31
Inhibitor Therapeutics, Inc.
filed 2022-05-13
CIK 1042418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2022 there were 376,858,323 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.
Quarterly Report on Form
10-Q

INHIBITOR THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2022 AND DECEMBER
31,
2021

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,438	$30,626
Prepaid expenses	24,705	28,158

Total current assets	61,143	58,784

Total assets	$61,143	$58,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$321,701	$279,842
Dividends payable, related party	150,138	100,823
Notes payable, related party	281,000	231,000
Interest payable, related party	20,375	14,965
Other liabilities	57,000	53,000

Total current liabilities	830,214	679,630
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,830,214	3.679,630

Commitments and contingencies (note 7)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at March 31, 2022 and December 31, 2021	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 376,858,323 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	37,686	37,686
Additional paid-in capital	50,051,711	50,051,711
Accumulated deficit	(57,819,334)	(57,671,109)

Total stockholders’ deficit	(3,769,071)	(3,620,846)

Total liabilities and stockholders’ deficit	$61,143	$58,784

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:	$—	$—

Expenses:
Research and development expenses	—	3,880
General and administrative	93,500	163,873

Total Expenses:	93,500	167,753

Loss from operations	(93,500)	(167,753)
Interest expense, related party	5,410	1,685
Gain on loan forgiveness	—	41,600

Net loss	(98,910)	(127,838)
Preferred stock dividend	(49,315)	(49,315)

Net loss applicable to common stockholders	$(148,225)	$(177,153)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	376,858,323	375,527,841

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2022	5,797,102	$3,960,866	376,858,323	$37,868	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(98,910)	(98,910)

Balances, March 31, 2022	5,797,102	$3,960,866	376,858,323	$37,868	$50,051,711	$(57,819,334)	$(3,769,071)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2021	5,797,102	$3,960,866	376,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	2,240,488	224	100,598	—	100,822
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(127,838)	(127,838)

Balances, March 31, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,349,629)	$(3,398,544)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(98,910)	$(127,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	37,990
Gain on loan forgiveness	—	(41,600)
Changes in assets and liabilities:
Prepaid expense and other assets	3,453	2,823
Accounts payable and other current liabilities	51,269	36,755

Net cash used in operating activities	(44,188)	(91,870)

Financing activities:
Proceeds from note payable, related party	50,000	101,000

Net cash provided by financing activities	50,000	101,000

Net change in cash and cash equivalents	5,812	9,130
Cash and cash equivalents at beginning of period	30,626	75,059

Cash and cash equivalents at end of period	$36,438	$84,189

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$—	$100,822
Accrued, but unpaid dividends	$49,315	$49,315

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

1.	Corporate overview:
Overview
The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2022, and for all periods presented, have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, which was filed with the SEC on March 30, 2022 (the “2020 Annual Report”). The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.
As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.
The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 202
1
Annual Report and the Company’s other filings with the SEC.
Nature of the Business and Background
The Company is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous
proliferation disorders. While the Company is not presently conducting research and development activities with respect to its currently in-licensed technologies and its own intellectual property as a result of pending litigations involving the Company (see Note 7), the Company has explored and expects to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer.
The Company’s current primary focus (assuming normal operations are able to recommence) is expected to be on the development of therapies initially for prostate and lung cancer in the U.S. market utilizing SUBA-Itraconazole, a patented, oral formulation of the drug itraconazole currently approved by the U.S. Food and Drug Administration (“FDA”) and marketed as an anti-fungal, which the Company holds an exclusive U.S. license in the licensed field from the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”). SUBA-Itraconazole is currently licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (prostate and lung cancer) and certain non-cancerous
proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement (“Third Amended SLA”) between the Company and Mayne Pharma, dated December 17, 2018. Previously, the Company conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“SUBA-Itraconazole BCCNS”). Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole BCCNS in December 2018 pursuant to the Third Amended SLA in exchange for (among other consideration)
a 9
% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States.
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
The Company had cash and cash equivalents of
 $36,438
as of March 31, 2022. Based on the Company’s current operational plan and budget, the Company expects that it has sufficient cash to manage its business into June of 2022, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. As such time as the Company is able to recommence its research and development activities, significant additional funding will be required to advance the Company’s business. The Company will consider financing these and other corporate efforts and its working capital needs primarily through:

•	proceeds from public and private financings (including most recently, financing from the Company’s majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain the Company beyond June of 2022, and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 7 – Legal Proceedings). The existence of the Action and the Putative Class Action (as defined in note 7) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and conduct normal operations, and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.
In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (“WHO”) declared the novel coronavirus outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary declared a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. The Company has maintained operations virtually during the period of COVID-19 (including the various outbreaks of variants of COVID-19 which have occurred into 2022). Should the Company be able to recommence normal operations, the impact of COVID-19 on the Company’s research, development, and other activities is uncertain and unpredictable. The progression and related outbreaks of COVID-19 variants has adversely affected the U.S. and global economy, resulting in volatility in the financial markets (particularly for biotechnology companies) and has and may continue to impair the Company’s ability to raise capital.
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
At March 31, 2022 and December 31, 2021, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of March 31, 2022, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.
Research and Development Expenses
Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process
research and development.
Stock-Based Compensation
The Company accounts for stock-based awards to employees and non-employees
using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the quarter ended March 31, 2022.
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

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

4.	Notes Payable:
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

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

5.	Mayne Term Debt Facility (continued):

On January 13, 2022, the Company executed a letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Loan Amendment”). Under the terms of the Loan Amendment: (i) amount of the facility was increased by $50,000 to $281,000, (ii) the maturity date of the Facility was extended to December 31, 2022, (iii) such $50,000 increase will be available for draw down from February 1, 2022 until March 31, 2022 in no less than $25,000 increments, (iv) following March 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the maturity date and (v) the parties acknowledged that the full $231,000 under the original Facility had been drawn down by the Company. Except as modified by the Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility will be used by the Company for general working capital purposes, including the payment of a portion of previously deferred employee compensation. Proceeds of $50,000 related to this letter agreement were received during the quarter ended March 31, 2022.
On March 9, 2022, the Company executed an additional letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Second Loan Amendment”). Under the terms of the Second Loan Amendment: (i) amount of the Facility was increased by $50,000 to $331,000, (ii) such $50,000 increase will be available for draw down from April 1, 2022 until May 31, 2022 in no less than $25,000 increments, (iv) following May 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the maturity date and (v) the parties acknowledged that the full $281,000 under the original Facility had been drawn down by the Company. Except as modified by the Second Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility will be used by us for general working capital purposes, including the payment of a portion of previously deferred employee compensation. Proceeds of $50,000 related to this letter agreement were received in April 2022 and are anticipated to allow the Company to continue its current state of operations into June of 2022 (see Note 2).

6.	Stockholders’ Equity:
Employee Stock Plans
There was no stock-based compensation for the three months ended March 31, 2022. As of March 31, 2022, there were 13,349,461 outstanding common stock options under the EIP of which 100% were vested. There was no unamortized stock-based compensation at March 31, 2022.

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
2020-0215-JTL
(the “Putative Class Action”). The defendants named in the Putative Class Action are identical to those named in the Action, with the exception that the Company is not a party to the litigation. The Putative Class Action asserts two direct breach of fiduciary duty claims-one
against Mayne, the other against the Individual
Defendants-and
the facts underlying those claims almost entirely mirror those alleged in the Action. On December 10, 2020, the Court of Chancery entered an order coordinating the Action and the Putative Class Action for purposes of the litigations.
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
Background and Known Trends and Uncertainties
We are a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. While we are not presently conducting research and development activities with respect to our currently in-licensed technologies and our own intellectual property as a result of pending litigations involving our company (see note 7 to the accompanying financial statements), we have explored and expect to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer.
Our results of operations must be viewed in light of the pending litigations involving our company and our resulting inability to conduct meaningful research, development and other activities as a result. Until such pending litigations are resolved, we will continue to be unable to progress our business. Moreover, the resolution of such litigations is highly uncertain, and therefore even if such litigations are resolved, we cannot currently predict if and how we will be able to recommence full operations.
Critical Accounting Policies
See Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.
Results of Operations
For the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Research and Development Expenses.
We recognized no research and development expenses during the three months ended March 31, 2022 compared to approximately $4,000 for the three months ended March 31, 2021. Research and development expenses for the three months ended March 31, 2021 primarily included patent expenses and minimal expenses related to filing the FDA annual report related to the prostate cancer program.
General and Administrative Expenses.
We recognized approximately $0.1 million in general and administrative expenses during the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021. General and administrative expenses consisted primarily of professional fees, compensation and related costs. The decrease is primarily due to the reduction in stock compensation expense in the three months ended March 31, 2022 compared to the three months ending March 31, 2021 of approximately $0.04 million due to the timing of the vesting of management and Board stock options.
Gain on loan forgiveness.
We recognized $41,600 in gain on loan forgiveness during the three months ended March 31, 2021 when our PPP Loan was forgiven on March 31, 2021. There was no such gain in the three months ended March 31, 2022.
Liquidity and Capital Resources
We had approximately $36,000 in cash on hand at March 31, 2022. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business into June of 2022, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.
We will consider financing for our research and development, and other corporate efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including most recently, financing from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain our operations for beyond June of 2022, and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to shareholder litigations (see Note 7 – Legal Proceedings in the accompanying unaudited financial statements). The existence of the Action and the Putative Class Action (as defined in such note) and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and conduct normal operations, and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.
In addition, on January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (“WHO”) declared the novel coronavirus outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary declared a public health emergency, and subsequently state and local governments have imposed various restrictions on public activity. We have maintained operations virtually during the period of COVID-19 including the various outbreaks of variants of COVID-19 which have occurred into 2022. Should we be able to commence normal operations, the impact of COVID-19 on our research, development and other activities is uncertain and unpredictable. The progression and continued outbreaks of COVID-19 variants has adversely affected the U.S. and global economy, resulting in volatility in the financial markets (particularly for biotechnology companies) and has and may continue to impair our ability to raise capital.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	the uncertainties regarding the impact of the novel coronavirus outbreak and related governmental actions on our business model and our ability to implement our business;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	matters associated with the fact that Mayne Pharma is our majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2019 Annual Report and other factors detailed from time to time in our other filings with the SEC.
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

Item 1A.	Risk Factors.
Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

INHIBITOR THERAPEUTICS, INC.

Date: May 13, 2022	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1