Form 10-Q
period 2022-06-30
Inhibitor Therapeutics, Inc.
filed 2022-08-12
CIK 1042418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2022 there were 376,858,323 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.
Quarterly Report on Form
10-Q

INHIBITOR THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,945	$30,626
Prepaid expenses	13,572	28,158

Total current assets	38,517	58,784

Total assets	$38,517	$58,784

LIABILITIES AND STOC K HOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$311,878	$279,842
Dividends payable, related party	200,002	100,823
Notes payable, related party	331,000	231,000
Interest payable, related party	27,139	14,965
Other liabilities	65,000	53,000

Total current liabilities	935,019	679,630
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	3,935,019	3,679,630

Commitments and contingencies (note 7)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at June 30, 2022 and December 31, 2021	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 376,858,323 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	37,686	37,686
Additional paid-in capital	50,051,711	50,051,711
Accumulated deficit	(57,946,765)	(57,671,109)

Total stockholders’ deficit	(3,896,502)	(3,620,846)

Total liabilities and stockholders’ deficit	$38,517	$58,784

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND
SIX-MONTH
PERIODS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	6,150	950	6,150	4,830
General and administrative	64,654	61,685	158,154	225,558

Total Expenses:	70,804	62,635	164,304	230,388

Loss from operations	(70,804)	(62,635)	(164,304)	(230,388)
Interest expense, related party	(6,763)	(3,547)	(12,173)	(5,232)
Gain on loan forgiveness	—	—	—	41,600

Net loss	(77,567)	(66,182)	(176,477)	(194,020)
Preferred stock dividend	(49,863)	(49,863)	(99,178)	(99,178)

Net loss applicable to common stockholders	$(127,430)	$(116,045)	$(275,655)	$(293,198)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	376,858,323	375,876,361	376,858,323	375,703,064

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(98,910)	(98,910)

Balances, March 31, 2022	5,797,102	$3,960,866	376,858,323	$37,868	$50,051,711	$(57,819,334)	$(3,769,071)
Preferred stock dividends, related party	—	—	—	—	—	(49,864)	(49,864)
Net loss	—	—	—	—	—	(77,567)	(77,567)

Balance, June 30, 2022	5,797,102	$3,960,866	376,858,323	$37,868	$50,051,711	$(57,946,765)	$(3,896,502)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2021	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	2,240,488	224	100,598	—	100,822
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(127,838)	(127,838)

Balances, March 31, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,349,629)	$(3,398,544)
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(66,182)	(66,182)

Balances, June 30, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,465,674)	$(3,514,589)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(176,477)	$(194,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	37,990
Gain on loan forgiveness	—	(41,600)
Changes in assets and liabilities:
Prepaid expense and other assets	14,586	13,896
Accounts payable and other current liabilities	56,210	26,391

Net cash used in operating activities	(105,681)	(157,343)

Financing activities:
Proceeds from note payable, related party	100,000	176,000

Net cash provided by financing activities	100,000	176,000

Net change in cash and cash equivalents	(5,681)	18,657
Cash and cash equivalents at beginning of period	30,626	75,059

Cash and cash equivalents at end of period	$24,945	$93,716

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$—	$100,822
Accrued, but unpaid dividends	$99,178	$99,178

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

1.	Corporate overview:
Overview
The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2022, and for all periods presented, have been made.
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
The results of operations for the three-month and
six-month
period ended June 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2021 Annual Report and the Company’s other filings with the SEC.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

2.	Liquidity and management’s plans:
The Company had cash and cash equivalents of $24,945
as of June 30, 2022. Based on the Company’s current operational plan and budget and additional funds provided by Mayne Pharma in July 2022, the Company expects that it has sufficient cash to manage its business into October of 2022, although this estimation assumes the Company does not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements. Available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. As such time as the Company is able to recommence its research and development activities, significant additional funding will be required to advance the Company’s business. The Company will consider financing these and other corporate efforts and its working capital needs primarily through:

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain the Company beyond October of 2022, and that the Company will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, the Company is presently subject to shareholder litigation (see Note 7 – Legal Proceedings). The existence of the Action and the
P
utative Class Action (
each as defined in Note

7) and the uncertainty surrounding their outcome has impeded the Company’s ability to secure additional funding and may continue to do so for so long as the outcome of the Action and the
P
utative Class Action is uncertain.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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
At June 30, 2022 and December 31, 2021, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of June 30, 2022, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.
Research and Development Expenses
Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process
research and development.
Stock-Based Compensation
The Company accounts for stock-based awards to employees and non-employees
using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the six months ended June 30, 2022.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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
On March 9, 2022, the Company executed an additional letter agreement with Mayne Pharma to amend the Loan Agreement and the Facility (the “Second Loan Amendment”). Under the terms of the Second Loan Amendment: (i) amount of the Facility was increased by $50,000 to $331,000, (ii) such $50,000 increase will be available for draw down from April 1, 2022 until May 31, 2022 in no less than $25,000 increments, (iv) following May 31, 2022, the outstanding amount under the Facility plus interest thereon will be amortized over equal monthly payments through the maturity date and (v) the parties acknowledged that the full $281,000 under the original Facility had been drawn down by the Company. Except as modified by the Second Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remain in full force and effect. The proceeds of the expanded Facility will be used by us for general working capital purposes, including the payment of a portion of previously deferred employee compensation. Proceeds of $50,000 related to this letter agreement were received in April 2022.
On July
13
, 2022, an additional $40,000
was provided by Mayne Pharma under
the Loan Agreement, which proceeds
are anticipated to allow the Company to continue its current state of operations into October 2022.

6.	Stockholders’ Equity:
Employee Stock Plans
There was no stock-based compensation for the six months ended June 30, 2022. As of June 30, 2022, there were 13,349,461 outstanding common stock options under the EIP of which 100% were vested. There was no unamortized stock-based compensation at June 30, 2022.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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
Results of Operations
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Research and Development Expenses.
We recognized less than $0.01 million in research and development expenses during the three months ended June 30, 2022 and for the three months ended June 30, 2021. Research and development expenses for both periods are primarily related to patents.
General and Administrative Expenses.
We recognized approximately $0.1 million in general and administrative expenses during the three months ended June 30, 2022 and for the three months ended June 30, 2021. General and administrative expenses for both periods consisted primarily of professional fees, compensation and related costs for corporate administrative staff and Board members.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Research and Development Expenses.
We recognized less than $0.01 in research and development expenses during the six months ended June 30, 2022 and for the six months ended June 30, 2021. Research and development expenses for both periods are primarily related to patents.
General and Administrative Expenses.
We recognized approximately $0.1 million in general and administrative expenses during the six months ended June 30, 2022 and for the six months ended June 30, 2021. General and administrative expenses for both periods consisted primarily of professional fees, compensation and related costs for corporate administrative staff and Board members.
Gain on loan forgiveness.
We recognized $41,600 in gain on loan forgiveness during the six months ended June 30, 2021 when our PPP Loan was forgiven on March 31, 2021. There was no such gain in the six months ended June 30, 2022.
Liquidity and Capital Resources
We had approximately $25,000 in cash on hand at June 30, 2022. Based on our current operational plan and budget and additional funds from Mayne Pharma, we expect that we will have sufficient cash to manage our business into October of 2022, although this estimation assumes we do not begin any clinical trials, acquire other drug development opportunities or otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Available resources may be consumed more rapidly than anticipated, potentially resulting in the need for additional funding.
We will consider financing for our research and development, and other corporate efforts and our working capital needs primarily through:

•	proceeds from public and private financings (including most recently financing, from our majority shareholder, Mayne Pharma) and, potentially, from other strategic transactions;

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

However, there is a significant risk that none of these plans will be implemented in a manner necessary to sustain our operations for beyond October of 2022, and that we will be unable to obtain additional financing when needed on commercially reasonable terms, if at all. In particular, we are presently subject to shareholder litigations (see Note 7 – Legal Proceedings in the accompanying unaudited financial statements). The existence of the Action and the Putative Class Action (as defined in such note) and the uncertainty surrounding their outcome has impeded our ability to secure additional funding and conduct normal operations, and may continue to do so for so long as the outcome of the Action and the Putative Class Action is uncertain.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our first six months of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

INHIBITOR THERAPEUTICS, INC.

Date: August 12, 2022	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1