Form 10-Q
period 2022-09-30
Inhibitor Therapeutics, Inc.
filed 2022-11-14
CIK 1042418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).    Yes   ☐    No
☒
As of November 14, 2022 there were 376,858,323 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,058	$30,626
Prepaid expenses	10,059	28,158

Total current assets	63,117	58,784

Total assets	$63,117	$58,784

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$326,464	$279,842
Dividends payable, related party	250,413	100,823
Notes payable, related party	411,000	231,000
Interest payable, related party	34,845	14,965
Other liabilities	65,000	53,000

Total current liabilities	1,087,722	679,630
Deferred revenue, related party	3,000,000	3,000,000

Total liabilities	4,087,722	3,679,630

Commitments and contingencies (note 7)	—	—
Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 5,797,102 shares issued and outstanding at September 30, 2022 and December 31, 2021	3,960,866	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 376,858,323 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	37,686	37,686
Additional paid-in capital	50,051,711	50,051,711
Accumulated deficit	(58,074,868)	(57,671,109)

Total stockholders’ deficit	(4,024,605)	(3,620,846)

Total liabilities and stockholders’ deficit	$63,117	$58,784

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:	$—	$—	$—	$—

Expenses:
Research and development	—	—	6,150	4,830
General and administrative	69,987	66,248	228,141	291,806

Total Expenses:	69,987	66,248	234,291	296,636

Loss from operations	(69,987)	(66,248)	(234,291)	(296,636)
Interest expense, related party	(7,705)	(4,803)	(19,878)	(10,035)
Gain on loan forgiveness	—	—	—	41,600

Net loss	(77,692)	(71,051)	(254,169)	(265,071)
Preferred stock dividend	(50,411)	(50,412)	(149,590)	(149,590)

Net loss applicable to common stockholders	$(128,103)	$(121,463)	$(403,759)	$(414,661)

Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock shares outstanding – basic and diluted	376,858,323	376,708,894	376,858,323	376,042,025

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(98,910)	(98,910)

Balances, March 31, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,819,334)	$(3,769,071)
Preferred stock dividends, related party	—	—	—	—	—	(49,864)	(49,864)
Net loss	—	—	—	—	—	(77,567)	(77,567)

Balance, June 30, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,946,765)	$(3,896,502)
Preferred stock dividends, related party	—	—	—	—	—	(50,411)	(50,411)
Net loss	—	—	—	—	—	(77,692)	(77,692)

Balances, September 30, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	(58,074,868)	(4,024,605)

	Preferred Stock – Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances, January 1, 2021	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	2,240,488	224	100,598	—	100,822
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(127,838)	(127,838)

Balances, March 31, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,349,629)	$(3,398,544)
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(66,182)	(66,182)

Balances, June 30, 2021	5,797,102	$3,960,866	375,876,361	$37,588	$49,952,631	$(57,465,674)	$(3,514,589)
Common shares issued in payment of Preferred Stock dividend, related party	—	—	981,962	98	99,080	—	99,178
Preferred stock dividends, related party	—	—	—	—	—	(50,412)	(50,412)
Net loss	—	—	—	—	—	(71,051)	(71,051)

Balances, September 30, 2021	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,587,137)	$(3,536,874)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(254,169)	$(265,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	37,990
Gain on loan forgiveness	—	(41,600)
Changes in assets and liabilities:
Prepaid expense and other assets	18,099	17,469
Accounts payable and other current liabilities	78,502	53,440

Net cash used in operating activities	(157,568)	(197,772)

Financing activities:
Proceeds from note payable, related party	180,000	176,000

Net cash provided by financing activities	180,000	176,000

Net change in cash and cash equivalents	22,432	(21,772)
Cash and cash equivalents at beginning of period	30,626	75,059

Cash and cash equivalents at end of period	$53,058	$53,287

Non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$—	$200,000

Accrued, but unpaid dividends	$250,413	$50,412

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

1.	Corporate overview:
Overview
The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2022, and for all periods presented, have been made.
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
The results of operations for the three-month and nine-month period ended September 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2021 Annual Report and the Company’s other filings with the SEC.
Nature of the Business and Background
The Company is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous
proliferation disorders. While the Company is not presently conducting research and development activities with respect to its currently in-licensed
technologies and its own intellectual property as a result of pending litigations involving the Company (see Note 7), the Company expects to continue to explore acquiring or licensing innovative preclinical and clinical stage therapeutics following the consummation of the transactions (including the proposed change of control of the Company) described in Note 7 related to the settlement of such pending litigations.
The Company’s focus has been on the development of therapies initially for prostate and lung cancer in the U.S. market utilizing SUBA-Itraconazole, a patented, oral formulation of the drug itraconazole currently approved by the U.S. Food and Drug Administration (“FDA”) and marketed as an anti-fungal, to which the Company holds an exclusive U.S. license in the licensed field from the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”). SUBA-Itraconazole is currently licensed to the Company by Mayne Pharma on an exclusive basis in the United States in the field of certain cancers (prostate and lung cancer) and certain non-cancerous
proliferation disorders pursuant to the Third Amended and Restated Supply and License Agreement (“Third Amended SLA”) between the Company and Mayne Pharma, dated December 17, 2018. Previously, the Company conducted a Phase 2b trial studying the use of SUBA-Itraconazole targeting basal cell carcinoma in patients with Basal Cell Carcinoma Nevus Syndrome (“SUBA-Itraconazole BCCNS”). Mayne Pharma assumed control of the clinical and regulatory program for SUBA-Itraconazole BCCNS in December 2018 pursuant to the Third Amended SLA in exchange for (among other consideration) a
 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States.
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

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

1.	Corporate overview(continued):

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
The Company’s business is expected to be modified, perhaps significantly, assuming the consummation of the transactions related to the settlement of pending litigation against the Company as described in Note 7 below

2 .	Liquidity and management’s plans:
The Company had cash and cash equivalents of $53,058
as of September 30, 2022. Based on the Company’s current operational plan, the Company expects that it has sufficient cash to manage its business into December 2022, when the settlement of pending litigations against the Company is expected to occur, which settlement would provide for a change in control of the Company and a substantial amount of working capital to the Company. Even following settlement funding and change of control (should it occur), available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. As such time as the Company is able to recommence its research and development activities, significant additional funding will be required to advance the Company’s business.
Given the current circumstances regarding the Company, there is presently substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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
At September 30, 2022 and December 31, 2021, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts which is $250,000 for substantially all depository accounts. As of September 30, 2022, the Company had no excess of the amount covered by Federal Deposit Insurance Corporation.
Research and Development Expenses
Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process
research and development.
Stock-Based Compensation
The Company accounts for stock-based awards to employees and non-employees
using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the nine months ended September 30, 2022.
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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
The Facility was available to the Company as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 ($55,000 was requested and was outstanding at December 31, 2020) and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. Any drawdown by the Company must equal or exceed $25,000. The Company shall have one twelve-month
repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility will be amortized over twelve equal monthly payments of principal plus interest. No premium is payable in the event that the Company pays all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.
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
The Loan Agreement was negotiated and approved on behalf of the Company by a special committee of disinterested, independent members of the Company’s Board of Directors (the “Board”) which was formed on November 17, 2020 for such purpose. The special Board committee consisted of W. Mark Watson, R. Dana Ono and Debra Peattie, who were at the applicable time each disinterested with respect to Mayne Pharma. Dr. Peattie no longer serves on the Board.

INHIBITOR THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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
On July 13, 2022, an additional
$40,000
was provided by Mayne Pharma under the Loan Agreement. On September 21, 2022, an additional
$40,000
was provided by Mayne Pharma under the Loan Agreement which proceeds are expected to allow the Company to operate until December 2022 at which time the proceeds from the legal settlement relating to the Company’s litigation proceedings described in Note 7 are expected to be received.

6.	Stockholders’ Equity:
Employee Stock Plans
There was no stock-based compensation for the nine months ended September 30, 2022. As of September 30, 2022, there were 13,349,461 outstanding common stock options under the EIP of which 100% were vested. There was no unamortized stock-based compensation at September 30, 2022.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
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
2020-0215-JTL
(the “Putative Class Action”). The defendants named in the Putative Class Action are identical to those named in the Action, with the exception that the Company is not a party to the litigation. The Putative Class Action asserts two direct breach of fiduciary duty claims-one
against Mayne, the other against the Individual
Defendants-and
the facts underlying those claims almost entirely mirror those alleged in the Action. On December 10, 2020, the Court of Chancery entered an order coordinating the Action and the Putative Class Action (together, the “Coordinated Actions”) for purposes of the litigations.
The Defendants have denied, and continue to deny, the allegations of wrongdoing or liability asserted in the Coordinated Actions. Nevertheless, to eliminate the uncertainty, risk, disruption and expense of further litigation, HPLLC, Sears, the Company, the Individual Defendants and Mayne Pharma have entered into a Stipulation and Agreement of Compromise, Settlement, and Release, dated and filed with the Court on September 9, 2022 (together with the exhibits thereto, the “Settlement Stipulation”).
The Settlement Stipulation includes as an exhibit thereto a Notice of Pendency of Derivative and Class Actions, Proposed Settlement and Settlement Hearing (the “Notice”). The material terms of the proposed settlement of the Coordinated Actions are summarized in the Notice and include, without limitation, that (i) the Defendants will cause $14,250,000 in cash (to be funded via Mayne Pharma’s director and officer insurance) to be paid to the Company (the “Cash Consideration”); (ii) Mayne Pharma will surrender all equity securities in the Company for cancellation, and will forgive certain debts it is owed by the Company; (iii) stock options and warrants held by the Individual Defendants will be cancelled; (iv) certain intellectual property licenses to and from the Company, on one hand, and Mayne Pharma, on the other, will be converted or terminated, with only certain obligations remaining in place; (v) each of the Individual Defendants will retire from their positions with the Company, including as members of the Company’s Board of Directors and management; (vi) the previously-disclosed Third Amended and Restated Supply and License Agreement between the Company and Mayne will be cancelled, with the Company retaining a royalty on future net sales of SUBA-Itraconazole BCCNS in the United States subject to certain contingent payment obligations; and (vii) various releases will be exchanged among the parties to the Coordinated
Actions (viii) the $411,000 Mayne Term Debt Facility will be paid by the Company.
Also as described in the Notice, HPLLC and Sears intend to petition the Court for approval of an award of attorneys’ fees and expenses in connection with the Coordinated Actions in an amount not to exceed $2,000,000 in the aggregate, to be paid out of the Cash Consideration.
As set forth in the Notice, the proposed settlement was subject to and conditioned on approval by the Court. As a result of Court approval, the proposed settlement will, among other things: (i) fully resolve the Coordinated Actions by dismissing all asserted claims with prejudice, and (ii) bar all claims released through the settlement.
A hearing date for the Court’s review of the proposed settlement and the applications for an award of attorneys’ fees and expenses was held November 10, 2022. At the conclusion of the hearing, the Court entered a Final Order And Judgment (the “Judgment”) approving in all respects the proposed settlement of the Coordinated Actions (the “Settlement”). Among other things, the Judgment: certified a class including record holders and beneficial owners of Company stock between January 8, 2018 and December 17, 2018 (the “Class”), and appointed Sears as Class representative; found the Settlement to be fair, reasonable, adequate, and in the best interests of the Company, the Class, and the Company stockholders; approved the Settlement in all respects; released certain claims against certain parties, as set forth in each of the Notice and Settlement Stipulation; dismissed the Coordinated Actions; acknowledged that neither the Judgment nor the Settlement constituted an admission of any wrongdoing by any party; and awarded plaintiffs’ counsel certain fees and costs, which the Court deemed fair and reasonable, were not opposed by any party, and are to be paid by the Company from the proceeds of the Settlement.

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

Background and Known Trends and Uncertainties

We are a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. While we are not presently conducting research and development activities with respect to our currently in-licensed technologies and our own intellectual property as a result of pending litigations involving our company (see Note 7 to the accompanying financial statements), we have explored and, due to the settlement of such litigations as described in Note 7, we expect to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics following the consummation of the transactions (including the proposed change of control of the Company) described in Note 7 related to the settlement of such pending litigations. Such settlement received approval on November 10, 2022, and such transactions are expected to become effective on December 10, 2022.

Our results of operations must be viewed in light of the now settled litigations involving our company and our resulting inability (until such settlements are consummated, expected on December 10, 2022) to conduct meaningful research, development and other activities as a result. Until the settlement of such litigations are formally consummated, we will continue to be unable to progress our business. Moreover, if the litigation settlements described in Note 7 to the accompanying financial statements are consummated as approved by the Court we cannot currently predict if and how we will be able to recommence full operations, in part because a change of control in the Company will have taken place and our current officers and directors will be replaced.

Critical Accounting Policies

See Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Research and Development Expenses. There were no research and development expenses during the three months ended September 30, 2022 and for the three months ended September 30, 2021.

General and Administrative Expenses. We recognized approximately $0.1 million in general and administrative expenses during the three months ended September 30, 2022 and for the three months ended September 30, 2021. General and administrative expenses for both periods consisted primarily of professional fees, compensation and related costs for corporate administrative staff and Board members.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Research and Development Expenses. We recognized less than $0.01 in research and development expenses during the nine months ended September 30, 2022 and for the nine months ended September 30, 2021. Research and development expenses for both periods are primarily related to patents.

General and Administrative Expenses. We recognized approximately $0.2 million in general and administrative expenses during the nine months ended September 30, 2022 and $0.3 million for the nine months ended September 30, 2021. General and administrative expenses for both periods consisted primarily of professional fees, compensation and related costs for corporate administrative staff and Board members.

Gain on loan forgiveness. We recognized $41,600 in gain on loan forgiveness during the nine months ended September 30, 2021 when our PPP Loan was forgiven on March 31, 2021. There was no such gain in the nine months ended September 30, 2022.

Liquidity and Capital Resources

We had approximately $53,00 in cash on hand at September 30, 2022. Based on our current operational plan and budget and additional funds from Mayne Pharma, we expect that we will have sufficient cash to manage our business into December 2022, when the settlements as described in Note 7 to the accompanying financial statements are expected to be consummated (including a change of control of our company and the funding of a substantial amount of working capital to our company). This estimate assumes that no party to the litigations appeal the court’s ruling approving the settlement or that will otherwise face unexpected events, costs or contingencies, any of which could affect our cash requirements. Even following the settlement funding and change of control (should it occur), available resources may be consumed more rapidly than anticipated, resulting in the need for additional funding. As such time as we are able to recommence its research and development activities, our company will be under new management and significant additional funding will likely be required to advance our company’s business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15I and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

•	the timing for final resolution of any pending litigation involving our company, and the nature of any such resolution, if achieved;

•	acceptance of our business model by investors and potential commercial collaborators;

•	the uncertainties regarding the impact of the novel coronavirus outbreak and related governmental actions on our business model and our ability to implement our business;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

•	matters associated with the fact that Mayne Pharma has been majority stockholder and key licensor;

•	our ability to secure and maintain key development and commercialization partners for our product candidate;

•	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

•	our ability to internally develop, acquire or license new inventions and intellectual property;

•	our ability to retain key executive members;

•	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

•	those risk factors listed under Item 1A of our 2021 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

The Defendants have denied, and continue to deny, the allegations of wrongdoing or liability asserted in the Coordinated Actions. Nevertheless, to eliminate the uncertainty, risk, disruption and expense of further litigation, HPLLC, Sears, the Company, the Individual Defendants and Mayne Pharma have entered into a Stipulation and Agreement of Compromise, Settlement, and Release, dated and filed with the Court on September 9, 2022 (together with the exhibits thereto, the “Settlement Stipulation”).

The Settlement Stipulation includes as an exhibit thereto a Notice of Pendency of Derivative and Class Actions, Proposed Settlement and Settlement Hearing (the “Notice”). The material terms of the proposed settlement of the Coordinated Actions are summarized in the Notice and include, without limitation, that (i) the Defendants will cause $14,250,000 in cash (to be funded via Mayne Pharma’s director and officer insurance) to be paid to the Company (the “Cash Consideration”); (ii) Mayne Pharma will surrender all equity securities in the Company for cancellation, and will forgive certain debts it is owed by the Company; (iii) stock options and warrants held by the Individual Defendants will be cancelled; (iv) certain intellectual property licenses to and from the Company, on one hand, and Mayne Pharma, on the other, will be converted or terminated, with only certain obligations remaining in place; (v) each of the Individual Defendants will retire from their positions with the Company, including as members of the Company’s Board of Directors and management; (vi) the previously-disclosed Third Amended and Restated Supply and License Agreement between the Company and Mayne will be cancelled, with the Company retaining a royalty on future net sales of SUBA-Itraconazole BCCNS in the United States subject to certain contingent payment obligations; and (vii) various releases will be exchanged among the parties to the Coordinated Actions. (viii) the $411,000 mayne Term Debt Facility will be paid by us.

Also as described in the Notice, HPLLC and Sears intend to petition the Court for approval of an award of attorneys’ fees and expenses in connection with the Coordinated Actions in an amount not to exceed $2,000,000 in the aggregate, to be paid out of the Cash Consideration.

As set forth in the Notice, the proposed settlement was subject to and conditioned on approval by the Court. As a result of Court approval, the proposed settlement will, among other things: (i) fully resolve the Coordinated Actions by dismissing all asserted claims with prejudice, and (ii) bar all claims released through the settlement.

A hearing date for the Court’s review of the proposed settlement and the applications for an award of attorneys’ fees and expenses was held November 10, 2022. At the conclusion of the hearing, the Court entered a Final Order And Judgment (the “Judgment”) approving in all respects the proposed settlement of the Coordinated Actions (the “Settlement”). Among other things, the Judgment: certified a class including record holders and beneficial owners of our stock between January 8, 2018 and December 17, 2018 (the “Class”), and appointed Sears as Class representative; found the Settlement to be fair, reasonable, adequate, and in the best interests of us, the Class, and our stockholders; approved the Settlement in all respects; released certain claims against certain parties, as set forth in each of the Notice and Settlement Stipulation; dismissed the Coordinated Actions; acknowledged that neither the Judgment nor the Settlement constituted an admission of any wrongdoing by any party; and awarded plaintiffs’ counsel certain fees and costs, which the Court deemed fair and reasonable, were not opposed by any party, and are to be paid by us from the proceeds of the Settlement.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

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

INHIBITOR THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Nicholas J. Virca
Nicholas J. Virca President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Garrison J. Hasara
Garrison J. Hasara, CPA Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1