Form 10-K
period 2022-12-31
Inhibitor Therapeutics, Inc.
filed 2023-03-31
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to

Commission file number 001-13467

Inhibitor Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 West Platt St Suite 200 Tampa, FL	33606-2173
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 813-864-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	n/a

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If Securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was approximately $7.8 million based on the closing sale price of the company’s common stock on such date of $0.10 per share, as reported by the OTC Markets Group, Inc.

As of March 31, 2023, there were 171,793,134 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2022

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

●	acceptance of our business model (namely the repurposing of a specialty formulation of the drug itraconazole for the treatment of cancer, and the potential acquisition or license of other pharmaceutical technologies) by investors and potential commercial collaborators;

●	the uncertainties regarding the impact of the COVID-19 pandemic and related governmental actions on our business model and our ability to implement our business (including, should adequate funding be obtained, the conduct of clinical trials);

●	our current lack of funding, our future capital requirements and our ability to satisfy such requirements;

●	our ability to commence and complete required clinical trials of our product candidate and obtain approval from the U.S. Food and Drug Administration or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidate;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members; and

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

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

●	From 2018 through 2022 we conducted only minimal operations due to litigation that was recently settled that was impeding our ability to finance and progress our business. Since closing the litigation on December 13, 2022, our efforts are centered on revising our business plan, including a website overhaul to reflect our 2023 direction to continue development of our intellectual property and acquire additional assets to enhance shareholder value.

●	We are a pre-revenue pharmaceutical development company and are thus subject to the risks associated with early-stage businesses in that industry.

●	Raising additional capital or issuing new securities in connection with strategic transactions may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We are early in our development efforts. Assuming we are able to raise new funding, if we are unable to clinically develop and ultimately commercialize Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

●	Even if any of our product candidates receive marketing approval for any indication, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	If we are unable to obtain and maintain patent protection for our technology and products (particularly itraconazole as an anti-cancer therapy), or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to commercialize our technology and products may be impaired.

●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

●	If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidate, and our ability to generate revenue and the viability of our company will be materially impaired.

●	Special FDA regulatory designations, such as fast track, breakthrough therapy and orphan designation may not be available for our product candidates.

●	An active trading market for our common stock does not exist and may not develop or be sustained.

●	We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

●	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

●	We are in discussions with Johns Hopkins University about the availability of an exclusive license to what we believe are blocking patents covering the method of using itraconazole as an anti-angiogenic and inhibitor of the hedgehog molecular pathway in proliferative disorders such as cancer and certain precancerous conditions. The outcome of these discussions is uncertain.

PART I

Item 1. Description of Business.

Overview

Inhibitor Therapeutics, Inc. is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. We have also explored and expect to continue to explore acquiring or licensing other innovative preclinical and clinical stage therapeutics addressing unmet needs and orphan indications beyond cancer. While the Company is not presently conducting research and development activities with respect to its currently in-licensed technologies and its own intellectual property as a result of recently settled litigations involving the Company, the Company expects to continue to explore acquiring or licensing innovative preclinical and clinical stage therapeutics following the recent litigation settlement.

On September 15, 2022, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of the Company, filed a civil action in the Delaware Court of Chancery (the “Court”) captioned Hedgepath, LLC v. Magrab, et al., C.A. No. 2019-0529-JTL (the “Action”) against certain of the Company’s current and former directors, and its President and Chief Executive Officer (the “Individual Defendants”), as well as the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”, and collectively with the Individual Defendants, the “Defendants”). The Company was named as a nominal defendant given the derivative nature of the claims. On December 3, 2019, HPLLC filed its Verified Amended and Supplemental Complaint (the “Complaint”). The Complaint asserts various claims, either directly on behalf of HPLLC or derivatively on behalf of the Company, for alleged breaches of fiduciary duty, violation of Delaware statute, waste, fraudulent misrepresentation, declaratory judgment, and dilution of stockholder equity arising out of transactions previously entered into between the Company and Mayne Pharma and Mayne Pharma’s relationship with the Company generally. The Complaint seeks unspecified damages and other relief. Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Court by Company stockholder and purported class representative Samuel P. Sears purportedly on behalf of a class of certain holders of the Company’s common stock. That lawsuit, captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”), asserts claims against the same Defendants (with the exception of the Company), and the facts underlying the claims largely mirror those alleged in the Action. On December 10, 2020, the Court entered a stipulated Order coordinating the Action and the Putative Class Action (together, the “Coordinated Actions”).

On September 9, 2022, HPLLC, Sears, the Company, the Individual Defendants and Mayne Pharma entered into a Stipulation and Agreement of Compromise, Settlement, and Release, dated and filed with the Court (together with the exhibits thereto, the “Settlement Agreement”), which the Court approved, and the Settlement Agreement went into effect on December 13, 2022 (the “Effective Date”).

Pursuant to the Settlement Agreement, (i) the Defendants will cause $14,250,000 in cash (to be funded via Mayne Pharma’s director and officer insurance) to be paid to the Company (the “Cash Consideration”); (ii) Mayne Pharma will surrender all equity securities in the Company for cancellation, and will forgive certain debts it is owed by the Company; (iii) stock options and warrants held by the Individual Defendants will be cancelled; (iv) certain intellectual property licenses to and from the Company, on one hand, and Mayne Pharma, on the other, will be converted or terminated, with only certain obligations remaining in place; (v) each of the Individual Defendants will retire from their positions with the Company, including as members of the Company’s Board of Directors and management; (vi) the Third Amended and Restated Supply and License Agreement, dated December 17, 2018, between the Company and Mayne will be cancelled, with the Company retaining a royalty on future net sales of SUBA-Itraconazole BCCNS in the United States subject to certain contingent payment obligations; and (vii) various releases will be exchanged among the parties to the Coordinated Actions. After the Effective Date, Mayne Pharma has also agreed it will remain amenable to discussing with the Company, in good faith, the potential licensing and/or sub- licensing of the JHU Patents (as defined in the Settlement Agreement), for a commercially reasonable licensing fee, to the extent the Company seeks to engage in such discussions and that it will not take the position that the Company or persons affiliated with the Company, including Dr. Francis E. O’Donnell, Jr., are prohibited from developing or commercializing Non-SUBA Formulations of Itraconazole for any cancer or non-cancer indications. Nor shall Mayne Pharma take any action intended to restrict or limit the Company’s ability or efforts to develop or commercialize Non- SUBA Formulations of Itraconazole for any cancer or non-cancer indications.

Upon approval by the Court, the Coordinate Actions were deemed fully resolved and all asserted claims were dismissed with prejudice on the Effective Date.

On December 10, 2022, and in furtherance of the transactions contemplated by the Settlement Agreement, W. Mark Watson, Stefan J. Cross, Dr. R. Dana Ono, and Robert D. Martin (collectively, the “Resigning Directors”) gave notice of the Company of their resignation from the Board to be effective on December 13, 2022. The purpose of resignation of the Resigning Directors is in relation to the Settlement Agreement and not based on any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Pursuant to the Settlement Agreement, the stock options and warrants held by the Resigning Directors were cancelled.

On December 10, 2022, and in furtherance of the transactions contemplated by the Settlement Agreement, Nicholas J. Virca and Garrison J. Hasara (collectively, the “Resigning Officers”) gave notice of the Company of their resignation from their officer positions to be effective on December 13, 2022. The purpose of resignation of the Resigning Officers is in relation to the Settlement Agreement and not based on any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Pursuant to the Settlement Agreement, the stock options and warrants held by the Resigning Officers were cancelled.

The new Board and management of INTI intend to continue the development of itraconazole for BCCNS, and other cancers and non-cancerous proliferative disorders. To that end, the development or acquisition of its own proprietary and patent-protected formulation of itraconazole is anticipated. In addition, the Company is exploring the addition of other product candidates that meet our strict criteria: products that target an unmet medical need of significant clinical value, and are patent protected, and that qualify for the 505(b)2 regulatory pathway.

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

Issuance Date	Name	Issuance Date	Number	Expiration Date
November 24, 2015	Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors	November 24, 2015	9,129,609	February 5, 2034
May 8, 2018	Treatment and Prognostic Monitoring of Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors	May 8, 2018	9,962,381	February 5, 2034
May 15, 2018	Treatment and Prognostic Monitoring of Non-Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors	May 15, 2018	9,968,600	February 5, 2034
June 25, 2019	Treatment of Lung Cancer Using Hedgehog Pathway Inhibitors	June 25, 2019	10,328,072	February 5, 2034
July 30, 2019	Treatment of Prostate Cancer Using Hedgehog Pathway Inhibitors	July 30, 2019	10,363,252	February 5, 2034

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

The Company and Mayne entered into a license agreement (the “License Agreement”) pursuant to which the Company grants Mayne a worldwide, royalty-free, nonexclusive, perpetual, irrevocable license to certain of the Company’s Patents (as defined in the License Agreement) to the extent they relate to or have potential application in connection with the Product (as defined in the License Agreement). Notwithstanding the foregoing, the Company has retained a royalty on future net sales of SUBA-Itraconazole BCCNS in the United States, subject to credit for previously paid advances of $3,000,000 by Mayne, after which any further royalty payments due to the Company will be paid in full.

The Hedgehog Pathway

Based on the results of physician-sponsored studies conducted by others (including in vitro, animal, and human studies), we believe that itraconazole affects the Hedgehog signaling pathway in cells, which in turn impacts the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology between May 2013 and February 2014. Based on these studies, it appears that itraconazole has notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and will continue to be the subject of ongoing research. These studies, and our own work in the clinic, formed the basis of our continued interest in the clinical development of itraconazole for treatment of human cancers.

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

We believe that the targeted inhibition of Hedgehog signaling is or may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, Erivedge®, vismodegib, developed by Curis and sold to Genentech, Inc. (a subsidiary of Roche), was the first Hedgehog inhibitor based therapy and Odomzo®, sonidegib (developed by Novartis and sold to Sun Pharma in 2015 by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of basal cell carcinoma by the FDA. Most recently, in 2018, Daurismo®, glasdegib oral capsules developed by Pfizer, was approved by FDA for use in combination with low dose cytarabine for patients with newly diagnosed acute myeloid leukemia (AML), aged 75 or older who are too frail to be treated with intensive chemotherapy.

Repurposing Itraconazole for Treating Cancer

We are implementing clinical and regulatory plans to enable the repurposing of itraconazole. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States.

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently in human studies over the last several years.

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

Lung Cancer

Physicians treating patients with advanced non-squamous non-small cell lung cancer (“NSCLC”), most often caused by cigarette smoking have a variety of options when considering therapies to extend survival, particularly based upon recent approvals of immunotherapies, known as checkpoint inhibitors for PD-L1 (programmed death ligand 1) such as Keytruda®, pembrolizumab marketed by Merck and approved by FDA in 2017 and potentially useful in about 25% of patients. However, if patients are not candidates for immunotherapy based on genetic marker testing (PD-L1 positive) or do not have mutations for EGFR (epidermal growth factor receptor, 15% of patients), ALK (anaplastic lymphoma kinase, 3-5% of patients), ROS1 (c-ros oncogene 1, 1-2% of patients) or BRAF (proto-oncogene B-Raf, 1-3% of patients) in order to be treated with tyrosine kinase inhibitors, they will be given chemotherapy, in particular platinum based doublet therapy with pemetrexed (Alimta®).With a median survival of only 8-10 months while on these approved chemotherapy regimens, we believe that new therapies for these patients are needed. We believe that the pre-clinical data and reported human data between 2011 and 2018 on the use of itraconazole in conjunction with chemotherapy reflects positively on the use of itraconazole as an anti-cancer therapy for this form of lung cancer in patients who do not present with markers that enable their treatment with the agents mentioned above. If these data prove to be applicable to human treatment by improving survival, while dosing Itraconazole in combination with chemotherapy therapy (the combination of platinum-based chemotherapy drugs in conjunction with pemetrexed), the treatment may qualify for one or more FDA accelerated programs, such as a breakthrough therapy or fast track status.

Our goals for Itraconazole for the treatment of NSCLC are (assuming we obtain adequate funding) to prepare for a pre-IND Meeting Request with FDA, which could lead to the filing of an IND for this indication, which in turn would allow us to undertake a second clinical study in addition to our SUBA-Itraconazole Prostate Program.

Basal Cell Carcinoma

Utilizing SUBA-Itraconazole to treat BCC in patients with Gorlin Syndrome was the first indication that we studied in a Phase 2b trial which was launched in August of 2015. We began recruiting and dosing subjects during the fourth quarter of 2015, and we completed enrollment in the fourth quarter of 2017. Individuals who were enrolled in this trial must have been diagnosed with Gorlin Syndrome and had numerous BCC tumors as well as met well-defined inclusion criteria in order to qualify for enrollment and treatment with SUBA-Itraconazole (the patented formulation of itraconazole owned by Mayne Pharma).

Gorlin Syndrome is caused by a mutation in a gene called PTCH1. This mutation causes PTCH to lose its ability to inhibit SMO (a protein receptor of the Hedgehog pathway) which controls Hedgehog Pathway signaling. With SMO not being inhibited, BCCNS patients develop multiple BCC tumors over weeks, months and years on a continued basis. SUBA-Itraconazole is therefore being tested to study its ability to bind to SMO (itraconazole has demonstrated SMO binding in animal and human studies), thus inhibiting Hedgehog pathway activity which leads to the formation of the BCC tumors in these patients. The key objective of our Phase 2b trial was to demonstrate patient benefit by reducing tumor burden that requires on-going intervention for tumor growth via surgery and/or use of more toxic Hedgehog inhibitor therapies. After the Company completed the phase 2b study on 447 distinct basal cell carcinomas demonstrating an ORR in over 50% of these basal cell carcinomas, Mayne Pharma assumed control of the SUBA-Itraconazole BCCNS program in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. See “Certain Relationships and Related Party Transactions” for further information. To the best of the Company’s knowledge, Mayne Pharma has discontinued its development efforts of SUBA itraconazole for BCCNS and the Company is unaware of any plans for its future development by Mayne. The aforementioned settlement agreement provides INTI with the right to pursue development or licensure of an itraconazole formulation for any indication and the right to pursue a license to the JHU patents.

Our Potential Market

The following table depicts our current estimate of the total available market opportunity for our proposed anti-cancer therapies based upon independent market research, scientific and industry publications, and management’s knowledge of the U.S. oncology market. Our estimates (including estimated product pricing) are based on assumptions and are subject to change.

Inhibitor Therapeutics, Inc. – Summary Estimated U.S. Market Opportunity

Cancer Type	Therapy Indication	Potential for SUBA-Itraconazole	Target Patient Population	U.S. Total Estimated Available Market (*)
Prostate (1)	Patients with metastatic castrate resistant prostate cancer (mCRPC) and rising PSA levels no longer responding to androgen deprivation therapy (ADT) or have discontinued use of newer anti-androgen therapies due to lack of efficacy or toxicity	Delay the progression of metastatic disease	23,000 high-risk men with metastatic prostate cancer who are no longer responding to currently approved therapies due to biochemical resistance or toxicity	$215M at year 5 ($843M cumulative from launch) based on Inhibitor Therapeutics estimates of $4,000 - $5,000 monthly cost of 2nd line therapy

Lung (2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Platinum Doublet/Pemetrexed IV Therapy	Improve the current median 8 - 10 month survival achieved with best supportive care for patients who are not eligible for treatment with tyrosine kinase or checkpoint inhibitors	45,000 men and women with late-stage disease who may be treated with chemotherapy if not eligible for other therapies	$270M at year 5 ($945M cumulative from launch based on Inhibitor Therapeutics estimates of $4,000 - $5,000 monthly cost of 2nd or 3rd line therapy

Skin (3)	Patients with BCC (basal cell carcinoma) lesions First indication: BCC tumors in Gorlin Syndrome Patients requiring surgery.

	Potential for follow-on Indication: Patients with BCC facial lesions pending MOHs or other surgical procedures.	Less toxic therapy than vismodegib or sonidegib for Gorlin Patients to delay surgeries; low toxicity therapy to delay or minimize surgical intervention for head and neck BCC tumors	10,000 Gorlin patients needing chronic BCC therapy; 65,000 BCC patients pending surgical treatment for facial tumors that require excision and potential plastic surgery	$300M for Gorlin patients for which Inhibitor Therapeutics receives a 9% royalty on net sales in the U.S.; and $600M for patients with BCC facial lesions requiring surgery based upon estimates of $4,000 - $5,000 monthly cost of therapy for target populations

(*) estimated pricing subject to adjustment at the time of launch taking into consideration comparable products and required gross-to-net adjustments.

References:

(1)	J. Urology, 2003; Oncology, 2004; American J. Hematologic Oncology, 2014; NIH NCI SEER 2014; Medscape, 2015; Future Oncology 2015; Global Data2015; Pennside Partners 2017
(2)	STATS MGU, 2009; Global Industry Analysts, 2010; World Health Organization, 2015; Cost of Treating Lung Cancer, 2012; LUNGevity Foundation 2017; NEJM 2015; Pennside Partners 2017
(3)	J Am Academy Dermatology, 2006; Skin Cancer Foundation, 2009; International Medicine News, 2011; Seeking Alpha, 2017; BCCNS Life Support Network 2017, Genetics Home Reference 2015; Pennside Partners 2016

Our Strategy

Our goal is to be a leader in the development and commercialization of itraconazole-based therapeutics for the treatment of cancer patients and patients with non-cancerous proliferation disorders, assuming in all cases that we obtain sufficient funding to recommence and thereafter continue our operations. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

●	Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include breakthrough therapy designation, fast track designation, accelerated approval, and priority review. We believe that SUBA-Itraconazole for the treatment of cancer may qualify for one or more of these designations, which could help expedite the regulatory review process.

●	Commercialize and Market with Exclusivity. We are developing specific clinical trial designs to address different forms of cancer and non-cancerous proliferation disorders in order to pursue FDA approvals for multiple indications. Further, we believe SUBA-Itraconazole can be commercialized in a way that maximizes benefits for patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

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

We have and expect to continue to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

●	proceeds from public and private financings and, potentially, from other strategic transactions (including potential royalty-related financing transactions) although our attempts over the last four years to secure such financing have not been successful, due to, among other factors, our prior litigation (finalized in December 2022) and the lack of market liquidity for our common stock;

●	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

●	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and/or

●	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

Notwithstanding the foregoing, our only source of financial liquidity as of the date of this Report is the cash on hand realized from the net proceeds of the payment required pursuant to the Mayne Settlement

Background on Cancer

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society reported that an estimated total of approximately 1.9 million new cancer cases diagnosed and approximately 609,000 deaths occurred in the United States in 2022.

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

Competition

The pharmaceutical industry is highly competitive and subject to rapid and substantial regulatory and technological changes, particularly in the oncology field. Developments by others may render our itraconazole therapies, or any proposed product candidates and formulations under development, non-competitive or obsolete, or we may be unable to keep pace with anti-cancer therapy developments or other market factors. Anti-cancer therapy competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP regulations;

●	submission to the FDA of an IND application which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board (or IRB) at each clinical site before each trial may be initiated;

●	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

●	submission to the FDA of an NDA;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (of cGMP) and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance; and

●	FDA review and approval of the NDA.

Preclinical Studies. Preclinical studies include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

Post-Approval Requirements. Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to collectively as the PPACA), which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments, and other transfers of value to physicians and teaching hospitals.

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

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;

●	the listed patent has expired;

●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

●	the listed patent is invalid, unenforceable, or will not be infringed by the new product.

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

Human Capital Resources

As of the date of this Report, we have three full-time employees and three part-time employees. The full-time employees include our Executive Chairman who is involved in our clinical development program history and status, and vetting additional opportunities and operations and the part-time employees include our Interim CFO, administrative support, and accounting. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We consider the number of our employees, their compensation, and their functions to be appropriate for the current status of our business, and we also consider relations with each of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

Risks Relating to Our Business

We presently conduct only minimal operations. We are also subject to the risks associated with early-stage businesses in the pharmaceutical industry.

We are a pharmaceutical development company with no history of revenue-generating operations. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in an early-stage pharmaceutical development company.

Accordingly, you should consider our prospects in light of the ongoing costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, or that our business plan is sound;

●	maintain our management team or board of directors;

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

●	determine that the processes and technologies that we have developed are commercially viable; and/or

●	attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers.

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

Currently, our primary line of business is the development and potential marketing of our itraconazole anti-cancer therapies, although presently we are only conducting minimal operations due to the recent change in control and reconfiguration of our license/IP relationships as described elsewhere herein. We acquired the assets related to this business opportunity on August 13, 2013 as part of our emergence from bankruptcy. Our pre-bankruptcy historic business operations ceased contemporaneously with our becoming subject to bankruptcy proceedings in 2011, and all assets supporting our earlier lines of business have been disposed of. Accordingly, we only recommenced active operations on August 13, 2013, the date we emerged from bankruptcy.

Our operations presently consist of planning and conducting of pre-clinical testing and clinical trials, evaluating opportunities for the raising of capital, developing our technology or seeking technology licenses or acquisitions, and identifying potential commercial partners. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for product commercialization. Consequently, any predictions you make about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

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

Our operations are dependent upon a very small group of individuals and, in particular, our current officers and directors, including most notably Dr. Francis E. O’Donnell. We believe that our ability to implement our business plans depends on the continued service of these individuals and/or other officers and directors. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

We have no cash generating operations and may consume resources faster than expected.

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

Additionally, we may have difficulty raising needed capital in the near or longer term as a result of, among other factors, the clinical stage nature of our business, as well as the inherent business risks associated with our company and present and future market conditions. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our common stock and the failure of our business.

Raising additional capital or issuing new securities in connection with strategic transactions may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Since we will be unable to generate any revenue from actual sales of products and expect to be in the development stage for the foreseeable future (other than royalties on future sales of SUBA-Itraconazole BCCNS in the U.S. assuming FDA approval), we will need to seek equity or debt financing to provide the capital required to execute our business plan. We will need significant funding for developing, acquiring, or licensing our intellectual property, conducting clinical trials and entering into collaborations with third-party partners as well as for working capital requirements and other operating and general corporate purposes.

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

Risks Related to the Clinical Development of Our Product Candidate

We are early in our development efforts. Although we were able to settle our recent extended litigation and have adequate cash for near-term planned operations, if we are unable to clinically develop and ultimately commercialize SUBA-Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts as of the date of this Report. Therefore, our ability to generate product or royalty revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability prevail in or settle our ongoing litigations, and thereafter to raise new funding and develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

●	our ability to raise funds to progress our business, of which no assurances can be given;

●	positive commencement and completion of clinical trials;

●	successful preparation of regulatory filings and receipt of marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection and potential regulatory exclusivity for our product candidate and protecting our rights in our intellectual property portfolio;

●	launching commercial sales of our product, if and when approved for one or more indications, whether alone or in collaboration with others;

●	acceptance of the product for one or more indications, if and when approved, by patients, the medical community and third-party payors;

●	protection from generic substitution based upon our own or licensed intellectual property rights;

●	effectively competing with other therapies;

●	obtaining and maintaining adequate reimbursement from healthcare payors; and

●	maintaining a continued acceptable safety profile of our product following approval, if any.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to clinically develop and commercialize therapies for cancer and non-cancerous proliferation disorders, which would materially harm our business.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidate, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials of our product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs, which would be time consuming and costly;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials may be greater than we anticipate;

●	the supply or quality of materials necessary to conduct clinical trials of our product candidate may be insufficient or inadequate;

●	our product candidate may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or institutional review boards to suspend or terminate the trials; and

●	interactions with other drugs.

If we are required to conduct additional clinical trials or other testing of our product candidate beyond those that we currently contemplate, if we are unable to complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidate for one or more indications;

●	not obtain marketing approval at all for one or more indications;

●	obtain approval for indications or patient populations that are not as broad as intended or desired (particularly, in our case, for different types of cancer);

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post-marketing testing requirements; or

●	have the product removed from the market after obtaining marketing approval.

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

Patient enrollment is affected by other factors including:

●	the severity of the disease under investigation;

●	the eligibility criteria for the study in question;

●	the perceived risks and benefits of the product candidate under study;

●	the patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

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

If clinical testing of our product candidates results in undesirable side effects or demonstrates characteristics that are unexpected, we may need to abandon such development or limit such development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

Moreover, even if we are able to maintain and/or enter into such collaborations, such collaborations may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of our product candidate, might lead to additional responsibilities for us with respect to such product candidate, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators could independently develop or be associated with products that compete directly or indirectly with our product candidate;

●	collaborators could have significant discretion in determining the efforts and resources that they will apply to our arrangements with them;

●	should our product candidate achieve regulatory approval, a collaborator with marketing and distribution rights to our product candidate may not commit sufficient resources to the marketing and distribution of such product;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to either find alternative collaborators (which we may be unable to do) or raise additional capital to pursue further development or commercialization of our product candidate on our own.

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

Even if product candidates we may acquire or license receive marketing approval for any indication, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments such as chemotherapy, immunotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of product candidates for the treatment of cancer and non-cancerous proliferation disorders, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;

●	our ability to offer our products for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of our product together with other medications.

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

If approved, factors that may inhibit our efforts to commercialize our product on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our product;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs, and we may be unable to effectively compete with these companies for these or other reasons.

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

Our ability to commercialize any product candidate also will depend in part on the extent to which coverage and adequate reimbursement for our product candidate will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to commercialize any product candidate for which we obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of our product candidate in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot defend ourselves against claims that our product candidate or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	damage to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue;

●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize any products that we may develop.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to commercialize our technology and products may be impaired.

Our business plan depends in large part on our ability to obtain and maintain patent protection in the United States with respect to our proprietary technology and products. We will also need to obtain and maintain patent protection for any technologies we may acquire or license in the future.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control (in whole or in part) the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Competitors may infringe on our owned or licensed patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly.

We have licensed or expect to license certain intellectual property from third parties, and such licenses may not continue to be available or may not be available on commercially reasonable terms.

We have and/or expect to enter into licenses with third parties that hold intellectual property, including patent rights, that are important or necessary to the development of itraconazole, and SUBA-Itraconazole in particular, as an anti-cancer therapy, and it may be necessary for us to use the patented or proprietary technology of third parties to commercialize itraconazole as an anti-cancer therapy, in which case we have or would be required to obtain a license from these third parties on commercially reasonable terms, or else our business could be harmed, possibly materially. Even though we have had patents issued for our own inventions in the United States in November 2015, May 2018, June 2019 and July 2019, if we were not able to maintain our current license or obtain additional licenses or were not able to maintain or obtain such licenses on commercially reasonable terms, our business could be harmed, possibly substantially.

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

We are and expect to be party to one or more license or similar agreements that may impose due diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future licenses, our counterparties may have the right to terminate these agreements, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Although we currently do not directly market or promote any products, we may also be subject to several healthcare regulations and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal HIPAA and HITECH laws, which govern the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

●	the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Obtaining orphan drug exclusivity for our product candidates may be important to our commercial strategy. If a competitor obtains orphan drug exclusivity for and approval of a product with the same indication as our product candidates before we do, and if the competitor’s product is the same drug or a similar medicinal product as ours, we could be excluded from the market. Even if we obtain orphan drug exclusivity after FDA approval, we may not be able to maintain it. For example, if a competitive product that is the same drug or a similar medicinal product as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product. In addition, orphan drug exclusivity will not prevent the approval of a product that is the same drug as our product candidates if the FDA finds that we cannot assure the availability of sufficient quantities of the drug to meet the needs of the persons with the disease or condition for which the drug was designated. If one or more of these events occur, it could have a material adverse effect on our company.

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

In addition, later discovery of previously unknown adverse events or other problems with our product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such product, our manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of the product;

●	restrictions of product distribution use;

●	requirements to conduct post-marketing studies or clinical trials;

●	the need to utilize warning letters;

●	suspension or withdrawal of marketing approvals;

●	withdrawal of the product from the market or product recalls;

●	refusal by regulatory authorities to approve pending applications or supplements to approved applications that we submit;

●	fines, restitution or disgorgement of profits or revenues;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

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

An investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCQB marketplace operated by OTC Markets Group, Inc., trading has been very limited, and we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for shares of our common stock may be limited; and

●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

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

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	any delay in or the results of our clinical trials;

●	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

●	the results of clinical trials conducted by others on products that would compete with our product candidate;

●	any litigation in which the Company is a party, including the Action;

●	any delay or failure to receive NDA acceptance and approval by FDA and other regulatory agencies or bodies;

●	our inability to commercially launch our product or market and generate sales of our product;

●	failure of our product, even if approved for marketing, to achieve any level of commercial success;

●	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third-party patents that cover our technologies or product;

●	developments or disputes concerning our product’s intellectual property rights;

●	our competitors’ technological innovations;

●	general and industry-specific economic conditions that may affect our expenditures;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

●	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

●	future sales of our common stock or other securities;

●	period-to-period fluctuations in our financial results; and

●	low trading volume of our common stock.

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

Our management and one significant stockholder collectively own a substantial majority of our common stock and voting power.

Collectively, our officers, our directors and one significant stockholder (HPLLC) own or exercise voting and investment control of approximately 50.76% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

●	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

●	any determinations with respect to mergers or other business combinations;

●	our acquisition or disposition of assets; and

●	our corporate financing activities.

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

Significant blocks of our stock and warrants to purchase our common stock are held by HPLLC. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

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

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time-consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Given the size of our company and the limited number of full-time employees that we have employed, there may be certain limitations on the effectiveness of our internal controls. Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

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

In addition, our certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. In particular, our certificate of incorporation and amended and restated bylaws, among other matters:

●	permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

●	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice; and

●	do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

We have a month-to-month non-binding agreement in place to occupy office space from which our finance and operations staff work.

Item 3. Legal Proceedings.

On July 9, 2019, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of the Company, filed a civil action in the Delaware Court of Chancery (the “Court”) captioned Hedgepath, LLC v. Magrab, et al., C.A. No. 2019-0529-JTL (the “Action”) against certain of the Company’s current and former directors, and its President and Chief Executive Officer (the “Individual Defendants”), as well as the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”, and collectively with the Individual Defendants, the “Defendants”). The Company was named as a nominal defendant given the derivative nature of the claims. On December 3, 2019, HPLLC filed its Verified Amended and Supplemental Complaint (the “Complaint”). As previously disclosed in further detail by the Company, the Complaint asserts various claims, either directly on behalf of HPLLC or derivatively on behalf of the Company, for alleged breaches of fiduciary duty, violation of Delaware statute, waste, fraudulent misrepresentation, declaratory judgment, and dilution of stockholder equity arising out of transactions previously entered into between the Company and Mayne Pharma and Mayne Pharma’s relationship with the Company generally. The Complaint seeks unspecified damages and other relief. Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Court by Company stockholder and purported class representative Samuel P. Sears purportedly on behalf of a class of certain holders of the Company’s common stock. That lawsuit, captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”), asserts claims against the same Defendants (with the exception of the Company), and the facts underlying the claims largely mirror those alleged in the Action. On December 10, 2020, the Court entered a stipulated Order coordinating the Action and the Putative Class Action (together, the “Coordinated Actions”).

On September 9, 2022, HPLLC, Sears, the Company, the Individual Defendants and Mayne Pharma entered into a Stipulation and Agreement of Compromise, Settlement, and Release, dated and filed with the Court (together with the exhibits thereto, the “Settlement Agreement”), which the Court approved, and the Settlement Agreement went into effect on December 13, 2022 (the “Effective Date”).

Pursuant to the Settlement Agreement, (i) the Defendants caused $14,250,000 in cash (to be funded via Mayne Pharma’s director and officer insurance) to be paid to the Company (the “Cash Consideration”); (ii) Mayne Pharma surrendered all equity securities in the Company for cancellation, and will forgive certain debts it is owed by the Company; (iii) stock options and warrants held by the Individual Defendants were cancelled; (iv) certain intellectual property licenses to and from the Company, on one hand, and Mayne Pharma, on the other, were converted or terminated, with only certain obligations remaining in place; (v) each of the Individual Defendants retired from their positions with the Company, including as members of the Company’s Board of Directors and management; (vi) the previously-disclosed Third Amended and Restated Supply and License Agreement, dated December 17, 2018, between the Company and Mayne was cancelled, with the Company retaining a royalty on future net sales of SUBA-Itraconazole BCCNS in the United States subject to certain contingent payment obligations; and (vii) various releases were exchanged among the parties to the Coordinated Actions. After the Effective Date, Mayne Pharma has also agreed it will remain amenable to discussing with the Company, in good faith, the potential licensing and/or sub-licensing of the JHU Patents (as defined in the Settlement Agreement), for a commercially reasonable licensing fee, to the extent the Company seeks to engage in such discussions and that it will not take the position that the Company or persons affiliated with the Company, including Dr. Francis E. O’Donnell, Jr., are prohibited from developing or commercializing Non-SUBA Formulations of Itraconazole for any cancer or non-cancer indications. Nor shall Mayne Pharma take any action intended to restrict or limit the Company’s ability or efforts to develop or commercialize Non-SUBA Formulations of Itraconazole for any cancer or non-cancer indications.

Upon approval by the Court, the Coordinate Actions were deemed fully resolved and all asserted claims were dismissed with prejudice on the Effective Date.

Due to the settlement of the Coordinated Actions, we are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB market under the symbol “INTI”, but an established public trading market for our common stock does not exist. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2022 and 2021, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$0.10	$0.16
June 30, 2022	$0.08	$0.15
September 30, 2022	$0.05	$0.11
December 31, 2022	$0.04	$0.10

Fiscal Year 2021, Quarter Ended:	High	Low
March 31, 2021	$0.16	$0.02
June 30, 2021	$0.35	$0.06
September 30, 2021	$0.32	$0.12
December 31, 2021	$0.20	$0.10

Since our common stock is not listed on a national exchange, any over-the-counter market quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of the date of this Report, we had approximately 64 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Awards under equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Sam Sears	150,000	$0.24
James McNulty	150,000	$0.24
Garrison J. Hasara (2)	260,000	$0.272
Debra Peattie (3)	210,000	$0.05
Debra Peattie (3)	1,000,000	$0.05
Garrison J. Hasara (2)	100,000	$0.054
Garrison J. Hasara (2)	125,000	$0.031
Debra Peattie (3)	580,646	$0.031
Total	2,575,646	$0.09	8,424,354

(1)	The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of December 31, 2022, there are 8,424,354 shares available for issuance under the EIP.
(2)	Garrison J. Hasara is the former Chief Financial Officer and resigned from such position on December 13, 2022.
(3)	Debra Peattie is a former Board member and resigned from the Board on June 1, 2022.

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

Our current primary focus is on the development of therapies initially for BCCNS, prostate and lung cancers in the United States utilizing Itraconazole, in a patent-protected formulation. We previously conducted a positive Phase 2b study of SUBA-Itraconazole for the treatment of Basal Cell Carcinoma Nevus Syndrome, and Mayne Pharma assumed control of the clinical and regulatory development of this formulation for this indication in December 2018 as described elsewhere in this Report.

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

Revenue Recognition

We currently have no ongoing source of revenues. Any miscellaneous income is recognized when earned. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under our revenue recognition policy. Deferred revenue would be classified as current if management believes we will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold, and the royalty is earned. Since all deferred revenue on our balance sheet is related to the BCCNS product, which is yet to be approved by FDA, we have determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current.

Legal Settlement

Legal settlement income includes a legal settlement awarded to and received by the Company in accordance with a Settlement Agreement, along with various other items, including legal costs incurred relating to the litigation and forgiveness of certain balances due to the Defendants.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in bank accounts in excess of Federal Deposit Insurance Corporation insured amounts of $250,000.

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

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. We have evaluated the guidance relating to accounting for uncertainty in income taxes and determined that we had no uncertain income tax positions that could have a significant effect on the consolidated financial statements for the years ended December 31, 2022 or 2021. Deferred tax assets consist primarily of in-process research and development, net operating loss carryforward, and share-based compensation. We recorded a 100% valuation allowance against the deferred tax assets as we have determined such amounts will not be currently realizable.

Results of Operations

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Research and Development Expenses. We recognized $6,150 and $4,905 in research and development expenses during the years ended December 31, 2022 and 2021, respectively. The expenses are primarily patent expenses.

General and Administrative Expenses. We recognized approximately $0.7 million and $0.3 million in general and administrative expenses during the years ended December 31, 2022 and 2021, respectively. The increase of approximately $0.4 million was due primarily to the increase in overhead costs incurred as a result of the governance and management transitions related to litigation that resolved during the year.

Gain on loan forgiveness. We recognized $0.04 million in gain on loan forgiveness during the year ended December 31, 2021 related to the forgiveness of the Paycheck Protection Program loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). There was no such amount recognized during the year ended December 31, 2022.

Gain on legal settlement. We recognized $12.6 million and $0 in gain on legal settlement during the years ended December 31, 2022 and 2021, respectively. The gain in 2022 was related to a legal settlement awarded to the Company as a result of the resolution of litigation, along with various other items stipulated within the Settlement Agreement, including legal costs incurred relating to the litigation and forgiveness of certain balances previously owed to the defendants.

Gain on forgiveness of legal fees. We recognized $0.2 million and $0 in gain on forgiveness of legal fees during the years ended December 31, 2022 and 2021, respectively. The gain in 2022 was related to the forgiveness of accumulated legal fees owed to external legal counsel.

Interest expense. We recognized approximately $23,000 and $15,000 in interest expense during the years ended December 31, 2022 and 2021, respectively. The increase of approximately $8,000 was due to additional interest incurred on the Mayne Term Debt Facility as a result of the increase in the outstanding balance during the year.

Income tax expense. We recognized $0.05 million and $0 in income tax expense during the years ended December 31, 2022 and 2021, respectively. The increase of approximately $0.05 million in 2022 was due to the state and federal income taxes owed as a result of the taxable income generated from the legal settlement awarded to the Company.

Liquidity and Capital Resources

We are presently developing and conducting our business plan and are exploring the potential acquisition or license of additional product candidates. Our current cash on hand, approximately $12 million on December 31, 2022, is insufficient to develop our business plan as currently anticipated or to acquire or license additional product candidates. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business and continue to pursue clinical trials and acquire other drug development opportunities, as needed. As we determine capital requirements for those opportunities, we will consider raising additional capital in the public market.

Contractual Obligations and Commercial Commitments

There are no non-cancellable contractual obligations as of December 31, 2022.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, at December 31, 2022, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, based on their evaluation as of the end of the period covered by this Report, our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2022, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
Francis E. O’Donnell	73	Executive Chairman of the Board and Chief Executive Officer
James A. McNulty	72	Interim Chief Financial Officer, Treasurer and Secretary
Samuel J. Sears	79	Director
Niraj Vasisht	59	Director
Michelle Yanez	51	Director

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

Francis E. O’Donnell, Jr. M.D., age 73, is the founder of several specialty pharmaceutical companies. He is the founder of BioDelivery Sciences Int. Inc (BDSI: NASDAQ) and served in various leadership positions including President, CEO, Executive Chairman, and Chairman at the Company. BDSI was acquired by Collegium Pharmaceuticals in April 2022. He is also the founder of Repurposed Therapeutics, Inc (RPTI dba Defender Pharma). RPTI is a privately-held pharma company which has partnered with the Dept. of Defense and the National Aeronautical and Space Administration (NASA) to develop pharmaceuticals (such as intranasal scopolamine for the prevention of motion sickness) and chemical countermeasures to address unmet medical needs in operational personnel. Since September 2014, he has served as Executive Chairman. Dr. O’Donnell is also the founder of the Company (then called Hedgepath Pharmaceuticals, Inc. with OTCQB stock symbol HPPI) where he served as Executive Chairman until 2016. Dr. O’Donnell is a graduate of the Johns Hopkins university (BS) and the JHU School of Medicine (MD). He received his specialty training at the Wilmer Ophthalmologic Institute. He is the former Professor and Chairman of the Dept. of Ophthalmology, St. Louis University School of Medicine. He served on the Board of Trustees of St. Louis University for over 17 years. He is an inventor or co-inventor on over twenty patents, including patents assigned to the Company.

James A. McNulty, CPA, age 72, was CFO of Mira Pharmaceuticals, a private-held biotech company from September 2020 through March 2023. From January 2016 until it became public in November 2020, Mr. McNulty was the CEO of MYMD Pharmaceuticals, Inc. After leaving public accounting in 1998 after a 26-year career in Tampa as founder of three CPA firms, he served as CFO in the biopharmaceutical industry including 15 years with BioDelivery Sciences International, Inc. (NASDAQ: BDSI). He served five years on the board as Lead Director/Audit Committee Chair of CV Sciences, Inc (OTC: CVSI). He has extensive experience in privately held companies, including five years as a Director of Quantum Technology Sciences, Inc. until its acquisition by a public company, and since 2000 as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, including CFO of Defender Pharmaceuticals, Inc. He is a partner in Perfect Golf Event, LLC, an online organizer of over 4,000 charity golf events. Mr. McNulty’s career in accounting and consulting services includes expert testimony as a Certified Public Accountant, primarily in construction litigation and personal injury cases. He is a 1972 graduate of the University of South Florida.

Samuel J. Sears, Jr., age 79, has been a corporate attorney for over 40 years and is currently Of Counsel to the Boston law firm Cetrulo LLP, a position he has held since 2019; he was Managing Partner of that firm from 2006 through 2018. He was also Managing Partner of the Boston law firm Burns & Levinson from 1981 to 1993. Mr. Sears has extensive experience as a member of the Board of Directors of publicly owned corporations. He was a Director of Hedgepath Pharmaceuticals, Inc. (predecessor of the Company) and its predecessor, Commonwealth Biotechnologies, Inc. from 1998 to 2017, serving as Chairman of its Compensation Committee from 2012 to 2017. He has been a Director of six other publicly owned corporations, including, most recently, BioDelivery Sciences International, Inc. (Chairman of the Compensation Committee) from 2011 to 2017. Mr. Sears is a 1965 graduate of Harvard College and a 1968 graduate of Boston College Law School.

Niraj Vasisht, PhD, age 59, has been the Chairman of Board, President and CEO of Avior Bio Inc. since March 2018. He has over thirty years of experience in the pharmaceutical industry. Under his leadership, he built Avior into a clinical-stage, a manufacturing-integrated pharmaceutical company that is developing a treatment for pruritus and skin inflammation for patients suffering from chronic liver and kidney diseases. Before Avior, Dr. Vasisht was the Chief Technology Officer at BioDelivery Sciences (BDSI). He spent 13 years in multiple roles and oversaw the development, approval, and manufacturing of Belbuca®, Bunavail®, and Onsolis® for the US and ROW market addition. Before BDSI, he was the Director at Southwest Research Institute’, where he ran the pharmaceutical and nanomaterials business unit. At Southwest Research, he developed several drug delivery technologies and assisted the development of third-party commercial products, i.e., Citracal®, Meg-3®, and Probuphine®. Dr. Vasisht received a bachelor degree in Chemical Engineering from the Indian Institute of Technology, India, and a Doctorate in Chemical Engineering from Rensselaer Polytechnic Institute. He has over 25 US patents and numerous publications and authored a book on Microencapsulation and Controlled Release.

Michelle Yanez, age 51, is a senior financial executive with over 25 years of experience in public and privately held biotech, pharmaceuticals, and life science companies. Ms. Yanez’ experience includes a broad range of responsibilities in a highly complex and regulated market. She also brings deep corporate governance experience through her work with corporate boards, including audit and finance committees and is qualified to serve on audit committees as a financial expert. Since May 2022, Ms. Yanez has served as the Corporate Controller/Director at Mira Pharmaceuticals and Telomir Pharmaceuticals, both privately held biotech companies, where she is responsible for all aspects of the Controller’s function, including accounting, budgeting, investor relations and financial reporting. From May 2002 to April 2022, Ms. Yanez held various positions, including the Director of Financial Reporting, of BioDelivery Sciences International, Inc., (NASDAQ:BDSI). In her role, she led financial offerings, managed due diligence for product acquisitions and financings and managed finance documents and filings for the tender offer, leading to the acquisition of BDSI in April 2022 for over $600M. Ms. Yanez is a member of the Institute of Management Accountants and a member of the SEC Professionals Group. Ms. Yanez received her MBA from Rutgers School of Business, Cum Laude.

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Samuel J. Sears, Jr., Niraj Vasisht, Ph.D, and Michelle Yanez are “independent” as defined by NASDAQ Stock Market Rules. Accordingly, a majority of our Board of Directors is “independent”.

Board Committees

Our Board of Directors has established three standing committees – Audit, Compensation, and Nominating and Corporate Governance. All standing committees operate under a charter that has been approved by our Board of Directors.

Audit Committee

Our Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, composed of Samuel J. Sears, Jr., Niraj Vasisht, Ph.D., and Michelle Yanez. All members are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act and the rules of the NASDAQ Stock Market. Ms. Yanez serves as chairman of the committee. The Board of Directors has determined that Ms. Yanez is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent registered public accounting firm;

●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent registered public accounting firm;

●	monitors the independence of the independent registered public accounting firm and the rotation of partners of the independent auditor on our engagement team as required by applicable regulations;

●	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent registered public accounting firm the results of the annual audit and reviews of our quarterly financial statements;

●	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Nominating and Corporate Governance Committee

Our Board of Directors has a Nominating and Corporate Governance Committee composed of Samuel J. Sears, Jr., Niraj Vasisht, Ph.D., and Michelle Yanez. Dr. Vasisht serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The Nominating and Corporate Governance Committee has a charter which is reviewed annually. All members are independent directors in accordance with the rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders.

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Samuel J. Sears, Jr., Niraj Vasisht, Ph.D, and Michelle Yanez. Mr. Sears serves as chairman of this committee. All members are independent in accordance with rules of the NASDAQ Stock Market.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2022, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.inhibitortx.com/.

Item 11. Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2022 and 2021. Individuals we refer to as our “named executive officers” include our Executive Chairman and Chief Executive Officer and our Interim Chief Financial Officer, Secretary and Treasurer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Francis E. O’Donnell	2022	$30,000	-	-	-	-	155,644	(5)		$185,644
Executive Chairman and Chief Executive Officer (1)	2021	$-	-	-	-	-	-			$-

James McNulty	2022	$10,270	-	-	-	-	52,055	(5)		$62,325
Interim Chief Financial Officer, Secretary and Treasurer (2)	2021	$-	-	-	-	-	-			$-

Nicholas J. Virca	2022	$20,685	-	-	-	-				$20,685
Former President and Chief Executive Officer (3)	2021	$718	-	-	-	-	19,366			$20,084

Garrison J. Hasara	2022	$28,934	-	-	-	-	-			$28,934
Former Chief Financial Officer, Secretary, and Treasurer (4)	2021	$27,728	-	-	-	-	-			$27,728

(1)	Francis E. O’Donnell was appointed as Executive Chairman and Chief Executive Officer on December 13, 2022.
(2)	James A. McNulty was appointed as Interim Chief Financial Officer, Secretary and Treasurer on December 13, 2022.
(3)	Nicholas J. Virca was hired as Chief Executive Officer on August 1, 2013 and resigned from such position on December 13, 2022.
(4)	Garrison J. Hasara was hired as Chief Financial Officer on August 1, 2013 and resigned from such position on December 13, 2022.
(5)	Includes compensation for the period between the date of stipulation and date of settlement prior to the appointment as an executive officer of the Company.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Francis E. O’Donnell, Executive Chairman and Chief Executive Officer

On December 13, 2022, pursuant to Dr. O’Donnell’s appointment as Executive Chairman of the Board and Chief Executive Officer, the Company entered into an employment agreement with Dr. O’Donnell (the “FEO Employment Agreement”). In addition to his duties as a director and officer of the Company, Dr. O’Donnell’s duties shall include clinical development, corporate development, intellectual property, and licensing. The FEO Employment Agreement is not for a definite time period, but rather, will continue until terminated in accordance with its terms. Pursuant to the FEO Employment Agreement, Dr. O’Donnell will earn $598,000 per year. This compensation shall be accrued until such time as the Settlement Agreement is filed and approved by the Delaware Chancery Court. Dr. O’Donnell shall also be entitled to a sign-on bonus for his services related to the Change of Control of the Company. In addition, Dr. O’Donnell shall be eligible to receive a discretionary annual bonus based on his achievement of performance objectives as mutually agreed between Dr. O’Donnell and the Board. The FEO Employment Agreement further provides that Dr. O’Donnell is entitled to participate in any employee benefit plans that the Company has adopted or may adopt. Dr. O’Donnell will not receive any equity compensation in connection with his appointment as Executive Chairman and CEO of the Company.

The FEO Employment Agreement is terminable for “Cause” (as defined in the FEO Employment Agreement) or without “Cause” by the Company, and for “Good Reason” (as defined in the FEO Employment Agreement) or voluntarily by Dr. O’Donnell. In the event of Dr. O’Donnell death or disability, or termination for “Cause” by the Company or without “Good Reason” by Dr. O’Donnell, Dr. O’Donnell (or his estate) is entitled to receive any unpaid base salary through the termination date, reimbursement for unreimbursed business expenses, accrued but unused vacation time in accordance with the Company’s policy and any other payments or benefits that Dr. O’Donnell as entitled to in accordance with any Company benefit plans (collectively, the “Accrued Benefits”). Upon termination without “Cause” (other than by reason of death or disability) or resignation for “Good Reason,” Dr. O’Donnell will be entitled to receive an amount equal to two times the sum of his annual base salary and target annual bonus, in addition to all Accrued Benefits. Any outstanding unvested securities owned by Dr. O’Donnell on the termination date will vest (or terminate) in accordance with the terms of such grant.

James A. McNulty, Interim Chief Financial Officer, Treasurer and Secretary

On December 13, 2022, pursuant to Mr. McNulty’s appointment as Interim Chief Financial Officer and Treasurer, the Company entered into an employment agreement with Mr. McNulty (the “JAM Employment Agreement”). The JAM Employment Agreement is not for a definite time period, but rather, will continue until terminated in accordance with its terms. Pursuant to the JAM Employment Agreement, Mr. McNulty will earn $200,000 per year. This compensation shall be accrued until such time as the Settlement Agreement is filed and approved by the Delaware Chancery Court. Mr. McNulty shall also be entitled to a sign-on bonus for his services related to the Change of Control of the Company. In addition, Mr. McNulty shall be eligible to receive a discretionary annual bonus based on his achievement of performance objectives as mutually agreed between Mr. McNulty and the Board. The JAM Employment Agreement further provides that Mr. McNulty is entitled to receive a long-term incentive bonus and participate in any employee benefit plans that the Company has adopted or may adopt. Mr. McNulty will not receive any equity compensation in connection with his appointment as Interim CFO of the Company.

The JAM Employment Agreement is terminable for any or no particular reason or cause, In the event of termination of the JAM Employment Agreement by either party, Mr. McNulty (or his estate) is entitled to receive any unpaid base salary through the termination date, reimbursement for unreimbursed business expenses, accrued but unused vacation time in accordance with the Company’s policy and any other payments or benefits that Mr. McNulty as entitled to in accordance with any Company benefit plans. Any outstanding unvested securities owned by Mr. McNulty on the termination date will vest (or terminate) in accordance with the terms of such grant.

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers, as of December 31, 2022. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2022.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)

Samuel J. Sears Jr.	150,000	—	—	$0.24	July 1, 2026	—	—	—	—
James McNulty	150,000	—	—	$0.24	July 1, 2026	—	—	—	—

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our EIP. On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders. On December 31, 2018, the EIP was comprised of 32,583,475 shares. In December 2018, the Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018, resulting in a total of 43,583,475 shares available for issuance under the EIP (ranking pari passu with our issued and outstanding common stock) to be available in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance awards and other customary equity incentives.

The purpose of our EIP is to attract and retain directors, officers, consultants, advisors, and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The EIP is administered by the Compensation Committee of our Board of Directors or by the full Board of Directors, which may determine, among other things, (a) the persons who are to receive awards, (b) the type or types of awards to be granted to such persons, (c) the number of shares of common stock to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with the awards, (d) the terms and conditions of any awards, (e) whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares of common stock, other securities, other awards or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended, (f) whether, to what extent, and under what circumstances the delivery of cash, shares of common stock, other securities, other awards or other property and other amounts payable with respect to an award, (g) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the EIP and any instrument or agreement relating to, or award granted under, the EIP, (h) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee deems appropriate for the proper administration of the EIP, (i) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and (j) make any other determination and take any other action that the compensation committee deems necessary or desirable for the administration of the EIP.

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

In addition, subject to our Equity Holders Agreement, our Board of Directors may amend our EIP at any time. However, without stockholder approval, our EIP may not be amended in a manner that would:

●	increase the number of shares that may be issued under our EIP;

●	materially modify the requirements for eligibility for participation in our EIP;

●	materially increase the benefits to participants provided by our EIP; or

●	otherwise disqualify our EIP for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our EIP may not be impaired or affected by any amendment of our EIP, without the consent of the affected grantees.

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2022 or 2021.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samuel J. Sears Jr. (1)	$-		-	$-	-	-	-	-
Niraj Vasisht (1)	$-		-	-	-	-	-	-
Michelle Yanez (1)	$-		-	-	-	-	-	-
Stefan J. Cross (2)	$-		-	-	-	-	-
Robert D. Martin(2)	$-		-	-	-	-	-	-
Dr. R. Dana Ono (2)	$-		-	-	-	-	-	-
W. Mark Watson(2)	$-		-	-	-	-	-	-
Debra Peattie(3)	$10,000	(4)	-	-	-	-	-	-	$10,000

(1)	Messrs. Sears Jr. and Vasisht and Ms. Yanez were appointed to the Board on December 13, 2022.
(2)	Messrs. Cross, Martin, Ono and Watson resigned from the Board on December 13, 2022.
(3)	Ms. Peattie resigned from the Board on June 1, 2022.
(4)	Includes $6,000 accrued as of December 31, 2021 and $4,000 relating to 2022.

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

Name and address of beneficial owners(1)	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock(2)
Named Executive Officers and Directors
Francis O’Donnell	0	*
James McNulty (3)	86,325,069	49.51%
Samuel J. Sears, Jr.(7)	1,029,543	*
Michell Yanez	4,402	*
Niraj Vasisht	0	*
All directors and executive officers as a group (5 persons)	87,359,014	50.1%
5% Stockholders	1,790,646	*
Hedgepath, LLC (4)	79,627,069	45.7%
MOAB Investments LP (5)	10.555,000	6.1%
Nicholas Virca (6)	8,727,519	5.0%

*	Less than 1%
(1)	The address of each holder listed below, except as otherwise indicated, is 900 West Platt St., Suite 200, Tampa, FL 33606.
(2)	Applicable percentages are based on 171,793,134 shares outstanding as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(3)	Includes 79,627,069 shares of our common stock held by Hedgepath, LLC, 6,000,000 shares of common stock held by Hopkins Capital Group II, LLC, 528,000 shares owned personally and 150,000 vested stock options. Our Interim Chief Financial Officer, Treasurer and Secretary, James A. McNulty, has sole voting and dispositive power over the securities held by Hedgepath, LLC and Hopkins Capital Group II, LLC. Mr. McNulty disclaims beneficial ownership of the shares held by Hedgepath, LLC and Hopkins Capital Group II, LLC in which he does not have a pecuniary interest, excluding his 0.05% ownership of Hedgepath, LLC.
(4)	James A. McNulty is the Manager of Hedgepath, LLC, with sole voting and dispositive powers over the subject securities. Mr. McNulty disclaims beneficial ownership of the reported securities held by Hedgepath in which he does not have a pecuniary interest, excluding for his 0.05% ownership in Hedgepath, LLC.
(5)	Jim Donovan is the Manager of MOAB Investments LP, with sole voting and dispositive powers over the subject securities. Mr. Donovan disclaims beneficial ownership of the shares held by MOAB Investments LP. MOAB Investments LP address is 12412 Powerscourt Drive, Suite 35, Saint Louis, MO, 63131.
(6)	Nicholas Virca is the former Chief Executive Officer and President of the Company. Mr. Virca’s address is 449 South 12th Street, Unit 1705 Tampa, FL 33602.
(7)	Includes 969,069 common stock held and 60,477 shares held in an IRA

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant  to the Settlement Agreement, which was effective December 13, 2022, Mayne Pharma surrendered all equity securities in the Company for cancellation, forgave certain debts owed by the Company and cancelled, converted or terminated all previous agreements between the Company and Mayne Pharma. Accordingly, as of December 31, 2022 and the date of this report, Mayne Pharma is no longer deemed a related party of the Company and none of the previously disclosed agreements with Mayne Pharma, which were required to be included in this Item 13, are in effect as of the date of this report.

See “Item 10. Directors, Executive Officers and Corporate Governance” regarding the FEO Employment Agreement and JAM Employment Agreement.

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our independent legal counsel. The Board has determined that Samuel J. Sears, Jr. Niraj Vasisht and Michelle Yanez are independent directors as defined under Regulation S-K.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $44,000 and $37,000, respectively.

Audit-Related Fees. There were no aggregate fees billed by Cherry Bekaert LLP for professional services for the years ended December 31, 2022 and December 31, 2021.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2022 and 2021 totaled $4,300 and $4,000, respectively.

All Other Fees. None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated July 30, 2013 as filed on 8-K on August 16, 2013

3.2	Amended and Restated Certificate of Designation for Series A Preferred Stock, dated September 9, 2013, as filed with Form 8-K, dated September 10, 2013

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation, dated July 13, 2015, as filed with Form S-1/A on July 22, 2015

3.4	Second Amended and Restated Bylaws of the Company, dated May 15, 2023, as filed with Form 8-K, dated May 21, 2015

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation, dated May 19, 2016, as filed with Form 8-K, dated May 26, 2016

3.6	Amended and Restated Certificate of Designation of Series B Preferred Stock of the Company, dated February 1, 2019, filed with Definitive Information Statement, filed on January 8, 2019

3.7	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 20, 2019, as filed with Form 8-K dated August 20, 2019

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC, as filed with Form 8-K, dated June 30, 2014

10.1+	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc., as filed with Form 10-Q on August 14, 2015

10.2	Stipulation and Agreement of Compromise, Settlement, and Release, dated September 9, 2022, as filed with Form 8-K, dated December 19, 2022

10.3	License Agreement by and between the Company and Mayne Pharma, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.4	Employment Agreement by and between the Company and Francis E. O’Donnell, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.5	Employment Agreement by and between the Company and James A. McNulty, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

14	Code of Ethical Conduct, as filed with Form 10-K on February 13, 2015

23.1*	Consent of Cherry Bekaert LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

INHIBITOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Inhibitor Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inhibitor Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Note 9 to the financial statements, the ongoing litigation involving shareholders of the Company was resolved via a court approved Settlement Agreement, effective December 13, 2022. Pursuant to the Settlement Agreement, the Company was awarded $14,250,000 in cash consideration and granted forgiveness of certain liabilities. Additionally, the Company’s majority stockholder was required to surrender all equity securities in the Company for cancellation.

We identified the accounting for the shareholder litigation settlement as a critical audit matter due to the material impact of the settlement’s provisions on the Company’s financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over the Shareholder Litigation Settlement. Our audit procedures included the following:

●	Analyzed management’s accounting for the settlement for completeness and conformity with relevant accounting literature, and
●	Evaluated the adequacy of the Company’s disclosures included in the financial statements related to this matter.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditors since 2013.

Tampa, Florida

March 31, 2023

INHIBITOR THERAPEUTICS, INC.
BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,951,224	$30,626
Prepaid expenses	23,900	28,158
Total current assets	11,975,124	58,784
Total assets	$11,975,124	58,784

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$145,161	279,842
Dividends payable, related party	-	100,823
Note payable, related party	411,000	231,000
Interest payable, related party	-	14,965
Accrued expenses and other liabilities	122,621	53,000
Total current liabilities	678,782	679,630

Deferred revenue, related party	3,000,000	3,000,000
Total liabilities	3,678,782	3,679,630

Commitments and contingencies (Note 9)	-	-

Stockholders’ equity (deficit):

Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; 0 and 5,797,102 shares issued and outstanding at December 31, 2022 and December 31, 2021	-	3,960,866
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at December 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 171,793,134 and 376,858,323 shares issued and outstanding at December 31, 2022 and December 31, 2021	17,179	37,686
Additional paid-in capital	54,033,084	50,051,711
Accumulated deficit	(45,753,921)	(57,671,109)
Total stockholders’ equity (deficit)	8,296,342	(3,620,846)
Total liabilities and stockholders’ equity (deficit)	$11,975,124	$58,784

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021

Revenues:	$-	$-

Expenses:
Research and development	6,150	4,905
General and administrative	651,776	320,490
Total expenses	657,926	325,395

Loss from operations	(657,926)	(325,395)
Other income/(expenses):
Gain on loan forgiveness	-	41,600
Gain on legal settlement	12,619,492	-
Gain on forgiveness of legal fees	223,007	-
Interest expense	(23,234)	(14,837)
Income (loss) before income tax expense	12,161,339	(298,632)
Income tax expense	55,109	-
Net income (loss)	$12,106,230	(298,632)
Preferred stock dividend	(189,042)	(200,001)
Net income (loss) applicable to common shareholders	11,917,188	(498,633)

Basic income (loss) per share	$0.03	$(0.00)

Diluted income (loss) per share	$0.03	$(0.00)

Weighted average common shares outstanding – basic	366,183,697	376,247,777

Weighted average common shares outstanding – diluted	367,776,961	376,247,777

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock–Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 1, 2021	5,797,102	$3,960,866	373,635,873	$37,364	$49,814,043	$(57,172,476)	$(3,360,203)
Issuance of common stock for payment of dividends on Preferred Stock, related party	—	—	3,222,450	322	199,678	—	200,000
Stock based compensation	—	—	—	—	37,990	—	37,990
Preferred stock dividends, related party	—	—	—	—	—	(200,001)	(200,001)
Net loss	—	—	—	—	—	(298,632)	(298,632)
Balances, December 31, 2021	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends, related party						(189,042)	(189,042)
Cancellation of preferred and common stock	(5,797,102)	(3,960,866)	(205,065,189)	(20,507)	3,981,373		—
Net income						12,106,230	12,106,230
Balances, December 31, 2022	-	-	171,793,134	17,179	54,033,084	(45,753,921)	8,296,342

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$12,106,230	$(298,632)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Stock based compensation	-	37,990
Gain on loan forgiveness	-	(41,600)
Gain on legal settlement	(330,830)	-
Gain on forgiveness of legal fees	(176,889)	-
Changes in assets and liabilities:
Prepaid expense and other assets	4,258	28,542
Accounts payable and other current liabilities	137,829	53,267
Net cash provided by (used in) operating activities	11,740,598	(220,433)

FINANCING ACTIVITIES
Proceeds from term debt facility, related party	180,000	176,000

Net cash provided by financing activities	180,000	176,000

Net increase (decrease) in cash and cash equivalents	11,920,598	(44,433)
Cash and cash equivalents at beginning of year	30,626	75,059
Cash and cash equivalents at end of year	$11,951,224	$30,626

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for payment of Preferred Stock dividend	$-	$200,000
Cancellation of Mayne Equity	$3,981,373	$-
Accrued, but unpaid dividends	$189,042	$100,823

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Nature of the Business

The Company is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has explored and expects to continue to explore acquiring or licensing other innovative therapeutics addressing unmet needs and orphan indications beyond cancer. While the Company is not presently conducting research and development activities with respect to its currently in-licensed technologies and its own intellectual property as a result of recently settled litigation involving the Company (see Note 9), the Company expects to continue to explore acquiring or licensing innovative preclinical and clinical stage therapeutics.

The Company’s current primary focus is on the development of therapies initially for prostate and lung cancer in the U.S. market utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”) for, and has been extensively used to, treat fungal infections, and has an extensive history of safe and effective use in humans. The Company has developed, optioned, and licensed intellectual property and know-how related to the treatment of cancer patients using itraconazole and certain itraconazole analogues.

2. Liquidity and management’s plans:

Due in significant part to the ongoing litigation in which the Company is involved (see Note 9), the Company has had very little cash and has been unable for some time to secure substantive additional funding to resume research and development activities. As a result, there had been substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 9, a settlement agreement was executed that went into effect on December 13, 2022, which among other stipulations resulted in the payment of approximately $14.3 million to the Company, resulting in the alleviation of the factors that were contributing to the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included herein do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities.

On December 31, 2022, the Company had approximately $12 million in cash and cash equivalents. When considering the Company’s capital obligations, including its obligation to repay the outstanding balance on the Mayne Term Debt Facility in accordance with the settlement agreement, which was repaid in February 2023 (see Note 5), as well as the legal costs incurred relating to the prolonged litigation and the Company’s current operational plans and budget, the Company expects that it has sufficient cash to manage its business and meet its obligations beyond one year of the issuance of these financial statements.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

3. Summary of Significant Accounting Policies – stock-based compensation (continued):

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received by Mayne Pharma should be classified as non-current. As of December 31, 2022 and 2021, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended SLA.

Legal Settlement

Gain on legal settlement includes a legal settlement awarded to and received by the Company in accordance with a Settlement Agreement, along with various other items, including legal costs incurred relating to the litigation and forgiveness of certain balances due to the Defendants.

Forgiveness of Legal Fees

Gain on forgiveness of legal fees includes the forgiveness of legal fees previously incurred and owed to external legal counsel.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in bank accounts in excess of Federal Deposit Insurance Corporation insured amounts of $250,000. As of December 31, 2022, the Company had cash deposits in excess of federally insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company as well as purchased in-process research and development.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the year ended December 31, 2022.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. See Note 6 for details. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2022 or 2021.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

5. Mayne Term Debt Facility

On December 12, 2020, the Company and Mayne Pharma entered into a letter agreement for a term debt facility (the “Loan Agreement”) pursuant to which Mayne Pharma provided an aggregate $231,000 credit facility to the Company (the “Facility”). The Facility would bear interest at the rate equal to the interest rate tied to the US Bank Prime Rate plus 5.00% (the “Interest Rate”) with a maturity date of twenty-four (24) months from the date of the first drawdown (the “Maturity Date”). The Interest Rate would be adjusted for each drawdown on the Facility in accordance with changes in the monthly average of the US Bank Prime Rate, as reported in the Federal Reserve Statistical Release H.15 for the month preceding the week in which the Company shall make a drawdown against the Facility. Proceeds drawn from the Facility were used by the Company for general working capital and corporate purposes.

The Facility was available to the Company as follows: (i) $81,000 may be drawn upon request at any time in the first annual quarter of the Facility starting December 14, 2020 and (ii) so long as there is no event of default and Mayne Pharma does not give notice in its discretion 30 days before the start of a quarter that it is discontinuing the funding, $75,000 may be drawn in the second and third annual quarters of the Facility, respectively. Any drawdown by the Company must equal or exceed $25,000. The Company had one twelve-month repayment free advance period from its first drawdown on the Facility. Each other advance on the Facility would be amortized over twelve equal monthly payments of principal plus interest. No premium was payable in the event that the Company pays all principal, interest and other outstanding amounts due to Mayne Pharma prior to the Maturity Date.

The Facility was unsecured, contained no financial covenants, required no guarantees and was not accompanied by any equity component. The Loan Agreement included certain limited representations and warranties and negative covenants of the Company.

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

During 2022, the Company executed several agreements with Mayne Pharma to amend the Loan Agreement and the Facility (the “Loan Amendments”). Under the terms of the Loan Amendments: (i) the amount of the Facility was increased several times, ultimately to $411,000, (ii) the maturity date of the Facility was extended several times and the outstanding balance was ultimately agreed to be repaid per the settlement relating to the Company’s litigation proceedings described in Note 9. Except as modified by the Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remained in full force and effect. The proceeds of the expanded Facility were used by the Company for general working capital purposes, including the payment of a portion of previously deferred employee compensation to allow the Company to continue to operate until the proceeds from the legal settlement were received. Proceeds of $180,000 related to this letter agreement were received during the year ended December 31, 2022. The balance outstanding at December 31, 2022 was $411,000 and was repaid in February 2023.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

6. Income Taxes:

The components of the income tax expense for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Current:
Federal	$22,850	$-
State	32,259	-
Total current expense	55,109	-
Deferred:
Federal	-	-
State	-	-
Total deferred expense	-	-
Income tax expense	$55,109	$-

The difference between expected income tax expense (benefit) and income tax expense (benefit) recorded in the financial statements is explained below:

	Years Ended December 31,
	2022	2021
Income taxes expense (benefit) computed at statutory rate	$2,514,182	$(62,713)
State income tax expense (benefit), net	520,196	(12,976)
Other	(70,951)	(905)
Change in valuation allowance	(2,908,318)	76,594
Total	$55,109	$—

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2022	2021
In-process research and development	$742,574	$742,574
Net operating loss carry forward	3,870,413	6,685,183
R&D credit	78,336	171,884
Share-based compensation	34,231	34,231
Other	6,061	6,061
	4,731,615	7,639,933
Less: valuation allowance	(4,731,615)	(7,639,933)
Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. At December 31, 2022 and 2021, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

The Company has historically generated federal and state net operating loss (“NOLs”). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. Although the NOLs are available to be used to offset the taxable income generated from the Settlement Agreement, otherwise the NOLs incurred prior to December 13, 2022 are subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $37,000 in 2022 subsequent to the Effective Date of the Settlement Agreement and $0.7 million per year in future periods. As of December 31, 2022 and 2021, the Company’s federal and state NOLs are approximately $15.3 million and $26.4 million.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Pursuant to the Settlement Agreement, Mayne Pharma agreed to surrender for cancellation 205,065,189 shares of common stock and 5,797,102 shares of preferred stock, which were convertible to 17,391,306 shares of common stock. Additionally, 4,347,827 warrants held by Mayne Pharma and 10,773,815 options held by former officers and directors named as Individual Defendants were cancelled pursuant to the Settlement Agreement.

Stock option activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Outstanding at December 31, 2020	13,349,461	$0.10	$14,587
Granted	—
Exercise	—
Forfeited	—
Outstanding at December 31, 2021	13,349,461	$0.10	$1,072,144
Granted	-
Exercise	-
Forfeited	(10,773,815)
Outstanding at December 31, 2022	2,575,646	$0.09	$111,774

Options outstanding (all are exercisable) at December 31, 2022 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.03-$0.10	2,015,646	7.48	$0.04	$111,774

$0.11-$0.30	560,000	4.29	$0.25	$-
	2,575,646			$111,774

There were no options issued during the years ended December 31, 2022 and 2021.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

7. Stockholders’ Equity (continued):

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

Stock-based compensation expense is determined based on the fair value of the stock-based awards and recognized over the vesting period. The Company recognized $0 and $37,990 in stock-based compensation expense related to stock options for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was no unamortized stock-based compensation.

There were no warrants outstanding as of December 31, 2022.

8. Related party transactions:

The Company had significant contractual agreements with Mayne Pharma, a majority stockholder prior to the Settlement Agreement discussed in Note 9. There were amounts due to Mayne Pharma at December 31, 2022 and December 31, 2021 as discussed in Note 5 – Mayne Term Debt Facility.

9. Legal Proceedings:

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is not the subject of any pending legal proceedings.

On September 15, 2022, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of the Company, filed a civil action in the Delaware Court of Chancery (the “Court”) captioned Hedgepath, LLC v. Magrab, et al., C.A. No. 2019-0529-JTL (the “Action”) against certain of the Company’s current and former directors, and its President and Chief Executive Officer (the “Individual Defendants”), as well as the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”, and collectively with the Individual Defendants, the “Defendants”). The Company was named as a nominal defendant given the derivative nature of the claims. On December 3, 2019, HPLLC filed its Verified Amended and Supplemental Complaint (the “Complaint”). The Complaint asserts various claims, either directly on behalf of HPLLC or derivatively on behalf of the Company, for alleged breaches of fiduciary duty, violation of Delaware statute, waste, fraudulent misrepresentation, declaratory judgment, and dilution of stockholder equity arising out of transactions previously entered into between the Company and Mayne Pharma and Mayne Pharma’s relationship with the Company generally. The Complaint seeks unspecified damages and other relief. Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Court by Company stockholder and purported class representative Samuel P. Sears purportedly on behalf of a class of certain holders of the Company’s common stock. That lawsuit, captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”), asserts claims against the same Defendants (with the exception of the Company), and the facts underlying the claims largely mirror those alleged in the Action. On December 10, 2020, the Court entered a stipulated Order coordinating the Action and the Putative Class Action (together, the “Coordinated Actions”).

On September 9, 2022, HPLLC, Sears, the Company, the Individual Defendants and Mayne Pharma entered into a Stipulation and Agreement of Compromise, Settlement, and Release, dated and filed with the Court (together with the exhibits thereto, the “Settlement Agreement”), which the Court approved, and the Settlement Agreement went into effect on December 13, 2022 (the “Effective Date”).

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

9. Legal Proceedings (continued):

Pursuant to the Settlement Agreement, (i) the Defendants will cause $14,250,000 in cash (to be funded via Mayne Pharma’s director and officer insurance) to be paid to the Company (the “Cash Consideration”); (ii) Mayne Pharma will surrender all equity securities in the Company for cancellation, and will forgive certain debts it is owed by the Company; (iii) stock options and warrants held by the Individual Defendants will be cancelled; (iv) certain intellectual property licenses to and from the Company, on one hand, and Mayne Pharma, on the other, will be converted or terminated, with only certain obligations remaining in place; (v) each of the Individual Defendants will retire from their positions with the Company, including as members of the Company’s Board of Directors and management; (vi) the Third Amended and Restated Supply and License Agreement, dated December 17, 2018, between the Company and Mayne will be cancelled, with the Company retaining a royalty on future net sales of SUBA-Itraconazole BCCNS in the United States subject to certain contingent payment obligations; and (vii) various releases will be exchanged among the parties to the Coordinated Actions. After the Effective Date, Mayne Pharma has also agreed it will remain amenable to discussing with the Company, in good faith, the potential licensing and/or sub- licensing of the JHU Patents (as defined in the Settlement Agreement), for a commercially reasonable licensing fee, to the extent the Company seeks to engage in such discussions and that it will not take the position that the Company or persons affiliated with the Company, including Dr. Francis E. O’Donnell, Jr., are prohibited from developing or commercializing Non-SUBA Formulations of Itraconazole for any cancer or non-cancer indications. Nor shall Mayne Pharma take any action intended to restrict or limit the Company’s ability or efforts to develop or commercialize Non- SUBA Formulations of Itraconazole for any cancer or non-cancer indications. Upon approval by the Court, the Coordinate Actions were deemed fully resolved and all asserted claims were dismissed with prejudice on the Effective Date.

The Cash Consideration received by the Company pursuant to the Settlement Agreement in the amount of $14.25 million is reflected as a Gain on legal settlement within the Statement of Operations along with various other items stipulated within the Settlement Agreement, including (i) legal costs incurred by the Company relating to the litigations of $2.0 million, (ii) forgiveness of certain balances due to Mayne Pharma of approximately $0.3 million and (iii) various compensation-related items owed to the Individual Defendants of approximately $0.04 million. As discussed in Note 6, the potential income taxes generated from the taxable income resulting from this settlement is mitigated substantially from the utilization of federal and state NOLs, resulting in a cash tax liability for 2022 of approximately $55,000.

On December 10, 2022, and in furtherance of the transactions contemplated by the Settlement Agreement, W. Mark Watson, Stefan J. Cross, Dr. R. Dana Ono, and Robert D. Martin (collectively, the “Resigning Directors”) gave notice of the Company of their resignation from the Board to be effective on December 13, 2022. The purpose of resignation of the Resigning Directors is in relation to the Settlement Agreement and not based on any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Pursuant to the Settlement Agreement, the stock options and warrants held by the Resigning Directors were cancelled.

On December 10, 2022, and in furtherance of the transactions contemplated by the Settlement Agreement, Nicholas J. Virca and Garrison J. Hasara (collectively, the “Resigning Officers”) gave notice of the Company of their resignation from their officer positions to be effective on December 13, 2022. The purpose of resignation of the Resigning Officers is in relation to the Settlement Agreement and not based on any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Pursuant to the Settlement Agreement, the stock options and warrants held by the Resigning Officers were cancelled.

10. Subsequent Events

In February 2023, the Company repaid the outstanding balance on the Mayne Term Debt Facility, in the amount of approximately $0.4 million.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: March 31, 2023	By:	/s/ Francis E. O’Donnell
	Name:	Francis E. O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. McNulty
	Name:	James A. McNulty
	Title:	Interim Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ Francis E. O’Donnell	Chairman and Director	March 31, 2023
Francis E. O’Donnell

/S/ Samuel J. Sears	Director	March 31, 2023
Samuel J. Sears

/S/ Niraj Vasisht	Director	March 31, 2023
Niraj Vasisht

/S/ Michelle Yanez	Director	March 31, 2023
Michelle Yanez

55