Form 10-Q
period 2023-03-31
Inhibitor Therapeutics, Inc.
filed 2023-05-15
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 001-13467

Inhibitor Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 West Platt St Suite 200 Tampa, FL	33602-2173
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code):

813-864-2562

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

As of May 15, 2023, there were 171,793,134 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,782,941	$11,951,224
Prepaid expenses	52,248	23,900
Total current assets	10,835,189	11,975,124
Total assets	$10,835,189	$11,975,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,007	$145,161
Notes payable, related party	—	411,000
Accrued expenses and other liabilities	73,436	122,621
Total current liabilities	78,443	678,782
Deferred revenue	3,000,000	3,000,000
Total liabilities	3,078,443	3,678,782
Commitments and contingencies (note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 171,793,134 shares issued and outstanding at March 31, 2023 and December 31, 2022	17,179	17,179
Additional paid-in capital	54,033,084	54,033,084
Accumulated deficit	(46,293,517)	(45,753,921)
Total stockholders’ equity	7,756,746	8,296,342
Total liabilities and stockholders’ equity	$10,835,189	$11,975,124

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:	$—	$—
Expenses:
Research and development	201,398	—
General and administrative	428,326	93,500
Total expenses	629,724	93,500
Loss from operations	(629,724)	(93,500)

Other income / (expenses):
Interest expense, related party	—	(5,410)
Interest income	90,128	—
Net loss	(539,596)	(98,910)
Preferred stock dividend	—	(49,315)
Net loss applicable to common stockholders	$(539,596)	$(148,225)
Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)
Weighted average common stock shares outstanding – basic and diluted	171,793,134	376,858,323

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock– Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	-	$-	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Net loss	—	—	—	—	—	(539,596)	(539,596)
Balances, March 31, 2023	—	$—	171,793,134	$17,179	$54,033,084	$(46,293,517)	$7,756,746

	Preferred Stock – Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(98,910)	(98,910)
Balances, March 31, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,819,334)	$(3,769,071)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(539,596)	$(98,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	(28,348)	3,453
Accounts payable and other current liabilities	(189,339)	51,269
Net cash used in operating activities	(757,283)	(44,188)
Financing activities:
Proceeds from notes payable, related party	—	50,000
Payments made on notes payable, related party	(411,000)	—
Net cash (used in) provided by financing activities	(411,000)	50,000
Net change in cash and cash equivalents	(1,168,283)	5,812
Cash and cash equivalents at beginning of period	11,951,224	30,626
Cash and cash equivalents at end of period	$10,782,941	$36,438
Non-cash financing activities:
Accrued, but unpaid dividends	$—	$49,315

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

1. Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2023, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023 (the “2022 Annual Report”). The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date, but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2022 Annual Report and the Company’s other filings with the SEC.

Nature of the Business and Background

The Company is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has explored and expects to continue to explore acquiring or licensing other innovative therapeutics addressing unmet needs beyond cancer based on repurposing active ingredients of already approved drugs. While the Company is not presently conducting clinical research activities as a result of recently settled litigation, the Company expects to resume development of itraconazole for cancer indications and to continue to explore acquiring or licensing innovative clinical stage repurposed therapeutics for non-cancerous indications.

The Company’s current primary focus is on the development of therapies initially for basal cell carcinoma, prostate and lung cancer in the U.S. market utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”)

to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

2. Summary of Significant Accounting Policies:

Estimates

The preparation of condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. All deferred revenue is related to a basal cell carcinoma nevus syndrome (BCCNS) product which is yet to be approved by FDA, and as a result the Company has determined that 100% of the advances of the royalty received should be classified as non-current. At March 31, 2023 and December 31, 2022, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”).

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds and sweep accounts with original maturities of three months or less. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company and purchased in-process research and development.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield. No stock-based awards were issued during the three months ended March 31, 2023 and 2022.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse.

Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements as of March 31, 2023.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

2. Summary of Significant Accounting Policies (continued):

Recent accounting pronouncements:

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that any will have a material impact on the Company’s financial statements.

3. Mayne Term Debt Facility

The balance outstanding on the Mayne Term Debt Facility at December 31, 2022 was $411,000 and was repaid in February 2023.

4. Stockholders’ Equity:

Employee Stock Plans

There was no stock-based compensation for the three months ended March 31, 2023 and March 31, 2022. As of March 31, 2023, there were 2,575,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation at March 31, 2023. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of March 31, 2023 were 6.5 years, $0.09 and approximately $0.03 million, respectively.

5. Legal Proceedings:

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any pending legal proceedings.

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

Background of the Company

We are a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. We also have explored and expect to continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs for the treatment of cancer and other diseases based on repurposing active ingredients of already approved drugs.

Our current primary focus is on the development of therapies initially for basal cell carcinoma, prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”) to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed, intellectual property and know-how related to the treatment of cancer patients using itraconazole.

Following the resolution of the litigation involving the Company in December 2022 and the resulting settlement agreement, the new Board and management of the Company intend to continue the development of itraconazole for BCCNS, and other cancers and non-cancerous proliferative disorders. To that end, the development or acquisition of its own proprietary and patent-protected formulation of itraconazole is anticipated. In addition, the Company is exploring the addition of other product candidates that meet our strict criteria: products that target an unmet medical need of significant clinical value, and are patent protected, and that qualify for the 505(b)2 regulatory pathway.

Critical Accounting Policies

See Note 2 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Research and Development Expenses. We recognized $0.2 million research and development expenses during the three months ended March 31, 2023. The expenses are primarily patent-related expenses and personnel costs relating to research and development activities. There were no such expenses recorded during the same period in 2022.

General and Administrative Expenses. We recognized approximately $0.4 million and $0.1 million in general and administrative expenses during the three months ended March 31, 2023 and March 31, 2022, respectively. General and administrative expenses are composed primarily of compensation, professional fees and other related costs. The increase of approximately $0.3 million is due primarily to the increase in overhead costs incurred as a result of the governance and management transitions related to litigation that resolved in December 2022.

Interest expense. We recognized $0.05 million in interest expense during the three months ended March 31, 2022 associated with the outstanding balance on the Mayne Term Debt Facility during the period. There was no such interest incurred during the same period in 2023.

Interest income. We recognized approximately $0.1 million interest income during the three months ended March 31, 2023. The interest income was generated from the proceeds resulting from the legal settlement received by the Company in December 2022 which earned interest within the Company’s depository accounts during the period. There was no such income recorded during the same period in 2022.

Liquidity and Capital Resources

We are presently developing and conducting our business plan and are exploring the potential acquisition or license of additional product candidates. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business as now contemplated for more than 12 months. As we determine capital requirements for existing and new opportunities, we will consider raising additional capital in the public market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15I and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, or (ii) the application and availability of corporate funds and our need for future funds. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others,

●	acceptance of our business model by investors and potential commercial collaborators;

●	our future capital requirements and our ability to satisfy our capital needs;

●	our ability to commence and complete required clinical trials of product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidate;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members;

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

●	those risk factors listed under Item 1A of our 2022 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ James A. McNulty
James A. McNulty Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

