Form 10-Q
period 2023-06-30
Inhibitor Therapeutics, Inc.
filed 2023-08-11
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 001-13467

Inhibitor Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4905 South West Shore Blvd Tampa, FL	33611-3329
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2023, there were 171,998,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,100,327	$11,951,224
Prepaid expenses	58,007	23,900
Total current assets	10,158,334	11,975,124
Total assets	$10,158,334	$11,975,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,750	$145,161
Notes payable, related party	—	411,000
Accrued expenses and other liabilities	32,109	122,621
Total current liabilities	43,859	678,782
Deferred revenue	3,000,000	3,000,000
Total liabilities	3,043,859	3,678,782
Commitments and contingencies (note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 171,968,134 and 171,793,134 shares issued and outstanding at June 30, 2023 and December 31, 2022	17,197	17,179
Additional paid-in capital	54,045,316	54,033,084
Accumulated deficit	(46,948,038)	(45,753,921)
Total stockholders’ equity	7,114,475	8,296,342
Total liabilities and stockholders’ equity	$10,158,334	$11,975,124

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:	$—	$—	$—	$—
Expenses:
Research and development	233,993	6,150	435,391	6,150
General and administrative	508,468	64,654	936,794	158,154
Total expenses	742,461	70,804	1,372,185	164,304
Loss from operations	(742,461)	(70,804)	(1,372,185)	(164,304)

Other income / (expenses):
Interest expense, related party	—	(6,763)	—	(12,173)
Interest income	87,940	—	178,068	—
Net loss	(654,521)	(77,567)	(1,194,117)	(176,477)
Preferred stock dividend	—	(49,863)	—	(99,178)
Net loss applicable to common stockholders	$(654,521)	$(127,430)	$(1,194,117)	$(275,655)
Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common stock shares outstanding – basic and diluted	171,968,134	376,858,323	171,881,117	376,858,323

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock– Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	—	$—	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Net loss	—	—	—	—	—	(539,596)	(539,596)
Balances, March 31, 2023	—	$—	171,793,134	$17,179	$54,033,084	$(46,293,517)	$7,756,746
Issuance of common stock under equity incentive plan	—	—	175,000	18	12,232	—	12,250
Net loss	—	—	—	—	—	(654,521)	(654,521)
Balances, June 30, 2023	—	$—	171,968,134	$17,197	$54,045,316	$(46,948,038)	$7,114,475

	Preferred Stock– Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(98,910)	(98,910)
Balances, March 31, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,819,334)	$(3,769,071)
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(77,567)	(77,567)
Balances, June 30, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,946,764)	$(3,896,501)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(1,194,117)	$(176,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,250	—
Changes in assets and liabilities:
Prepaid expenses	(34,107)	14,586
Accounts payable and other current liabilities	(223,923)	56,210
Net cash used in operating activities	(1,439,897)	(105,681)
Financing activities:
Proceeds from notes payable, related party	—	100,000
Payments made on notes payable, related party	(411,000)	—
Net cash (used in) provided by financing activities	(411,000)	100,000
Net change in cash and cash equivalents	(1,850,897)	(5,681)
Cash and cash equivalents at beginning of period	11,951,224	30,626
Cash and cash equivalents at end of period	$10,100,327	$24,945
Non-cash financing activities:
Accrued, but unpaid dividends	$—	$99,178

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

1. Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2023, and for all periods presented, have been made.

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

The results of operations for the three-month and six-month period ended June 30, 2023, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2022 Annual Report and the Company’s other filings with the SEC.

Nature of the Business and Background

The Company is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has explored and expects to continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs for the treatment of cancer and other diseases based on repurposing active ingredients of already approved drugs.

The Company’s current primary focus is on the development of therapies initially for basal cell carcinoma, prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”) to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, the Company is negotiating with Johns Hopkins University to license US Patent 8,890,930 B2 which deals with methods of inhibiting angiogenesis, and treating or preventing a disease or disorder (or symptoms thereof) associated with angiogenesis such as cancers like basal cell carcinomas.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Revenue Recognition

The Company currently has no ongoing source of revenues. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. All deferred revenue is related to a basal cell carcinoma nevus syndrome (BCCNS) product which is yet to be approved by FDA, and as a result the Company has determined that 100% of the advances of the royalty received should be classified as non-current. At June 30, 2023 and December 31, 2022, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”).

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the weighted-average vesting term and the contract term. The risk-free rate is based on the U.S. Treasury yield. During the six months ended June 30, 2023, we granted 175,000 shares of restricted common stock that are restricted as to trading for a period of one year from the date of grant. No stock-based awards were issued during the six months ended June 30, 2022.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

2. Summary of Significant Accounting Policies (continued):

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements as of June 30, 2023.

Recent accounting pronouncements:

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that any will have a material impact on the Company’s financial statements.

3. Notes payable, related party

The balance outstanding on the notes payable, related party at December 31, 2022 was $411,000 and was repaid in February 2023.

4. Stockholders’ Equity:

Employee Stock Plans

During the six months ended June 30, 2023, we granted 175,000 restricted common shares with an aggregate grant date fair value of approximately $0.01 million to the members of our Board of Directors under the equity incentive plan. The common shares are fully vested upon issuance and are restricted as to trading for a period of one year from the date of grant.

There was no stock-based compensation for the six months ended June 30, 2022. As of June 30, 2023, there were 2,575,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation at June 30, 2023. The weighted-average remaining contractual life and weighted-average exercise price per share as of June 30, 2023 were 6.3 years and $0.09, respectively. The common stock options had no intrinsic value as of June 30, 2023.

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

Our current primary focus is on the development of therapies initially for basal cell carcinoma, prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”) to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed, intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, the Company is negotiating with Johns Hopkins University to license US Patent 8,890,930 B2 which deals with methods of inhibiting angiogenesis, and treating or preventing a disease or disorder (or symptoms thereof) associated with angiogenesis such as cancers like basal cell carcinomas.

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

Results of Operations

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Research and Development Expenses. We recognized approximately $0.2 million in research and development expenses during the three months ended June 30, 2023. The expenses are primarily patent-related expenses and personnel costs relating to research and development activities. We recognized less than $0.01 million in research and development expenses during the three months ended June 30, 2022, relating to minimal costs incurred relating to patents.

General and Administrative Expenses. We recognized approximately $0.5 million and $0.1 million in general and administrative expenses during the three months ended June 30, 2023 and June 30, 2022, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees and other related costs. The increase of approximately $0.4 million is due primarily to the increase in overhead costs incurred as a result of the governance and management transitions related to litigation that resolved in December 2022.

Interest expense. We recognized approximately $0.01 million in interest expense during the three months ended June 30, 2022 associated with the outstanding balance on the Mayne Term Debt Facility during the period. There was no such interest incurred during the same period in 2023.

Interest income. We recognized approximately $0.1 million interest income during the three months ended June 30, 2023. The interest income was generated from the proceeds resulting from the legal settlement received by the Company in December 2022 which earned interest within the Company’s depository accounts during the period. There was no such income recorded during the same period in 2022.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Research and Development Expenses. We recognized approximately $0.4 million in research and development expenses during the six months ended June 30, 2023. The expenses are primarily patent-related expenses and personnel costs relating to research and development activities. We recognized less than $0.01 million in research and development expenses during the six months ended June 30, 2022, relating to minimal costs incurred relating to patents.

General and Administrative Expenses. We recognized approximately $0.9 million and $0.2 million in general and administrative expenses during the six months ended June 30, 2023 and June 30, 2022, respectively. General and administrative expenses are composed primarily of compensation, insurance, professional fees and other related costs. The increase of approximately $0.7 million is due primarily to the increase in overhead costs incurred as a result of the governance and management transitions related to litigation that resolved in December 2022.

Interest expense. We recognized approximately $0.01 million in interest expense during the six months ended June 30, 2022 associated with the outstanding balance on the Mayne Term Debt Facility during the period. There was no such interest incurred during the same period in 2023.

Interest income. We recognized approximately $0.2 million interest income during the six months ended June 30, 2023. The interest income was generated from the proceeds resulting from the legal settlement received by the Company in December 2022 which earned interest within the Company’s depository accounts during the period. There was no such income recorded during the same period in 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: August 11, 2023	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ James A. McNulty
James A. McNulty Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

