Form 10-Q
period 2023-09-30
Inhibitor Therapeutics, Inc.
filed 2023-11-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 172,023,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,537,618	$11,951,224
Prepaid expenses	70,071	23,900
Total current assets	9,607,689	11,975,124
Total assets	$9,607,689	$11,975,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,147	$145,161
Notes payable, related party	—	411,000
Accrued expenses and other liabilities	63,293	122,621
Total current liabilities	156,440	678,782
Deferred revenue	3,000,000	3,000,000
Total liabilities	3,156,440	3,678,782
Commitments and contingencies (note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,023,545 and 171,793,134 shares issued and outstanding at September 30, 2023 and December 31, 2022	17,202	17,179
Additional paid-in capital	54,046,845	54,033,084
Accumulated deficit	(47,612,798)	(45,753,921)
Total stockholders’ equity	6,451,249	8,296,342
Total liabilities and stockholders’ equity	$9,607,689	$11,975,124

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:	$—	$—	$—	$—
Expenses:
Research and development	260,765	—	696,156	6,150
General and administrative	498,763	69,987	1,435,557	228,141
Total expenses	759,528	69,987	2,131,713	234,291
Loss from operations	(759,528)	(69,987)	(2,131,713)	(234,291)

Other income / (expenses):
Interest expense, related party	—	(7,705)	—	(19,878)
Interest income	94,768	—	272,836	—
Net loss	(664,760)	(77,692)	(1,858,877)	(254,169)
Preferred stock dividend	—	(50,411)	—	(149,590)
Net loss applicable to common stockholders	$(664,760)	$(128,103)	$(1,858,877)	$(403,759)
Basic and diluted net loss applicable to common stockholders per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common stock shares outstanding – basic and diluted	172,012,404	376,858,323	171,925,360	376,858,323

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock– Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	—	$—	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Net loss	—	—	—	—	—	(539,596)	(539,596)
Balances, March 31, 2023	—	$—	171,793,134	$17,179	$54,033,084	$(46,293,517)	$7,756,746
Issuance of common stock under equity incentive plan	—	—	175,000	18	12,232	—	12,250
Net loss	—	—	—	—	—	(654,521)	(654,521)
Balances, June 30, 2023	—	$—	171,968,134	$17,197	$54,045,316	$(46,948,038)	$7,114,475
Issuance of common stock under equity incentive plan	—	—	55,411	5	1,529	—	1,534
Net loss	—	—	—	—	—	(664,760)	(664,760)
Balances, September 30, 2023	—	$—	172,023,545	17,202	54,046,845	(47,612,798)	6,451,249

	Preferred Stock– Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends, related party	—	—	—	—	—	(49,315)	(49,315)
Net loss	—	—	—	—	—	(98,910)	(98,910)
Balances, March 31, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,819,334)	$(3,769,071)
Preferred stock dividends, related party	—	—	—	—	—	(49,863)	(49,863)
Net loss	—	—	—	—	—	(77,567)	(77,567)
Balances, June 30, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,946,764)	$(3,896,501)
Preferred stock dividends, related party	—	—	—	—	—	(50,411)	(50,411)
Net loss	—	—	—	—	—	(77,692)	(77,692)
Balances, September 30, 2022	5,797,102	3,960,866	376,858,323	37,686	50,051,711	(58,074,868)	(4,024,605)

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(1,858,877)	$(254,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	13,784	—
Changes in assets and liabilities:
Prepaid expenses	(46,171)	18,099
Accounts payable and other current liabilities	(111,342)	78,502
Net cash used in operating activities	(2,002,606)	(157,568)
Financing activities:
Proceeds from notes payable, related party	—	180,000
Payments made on notes payable, related party	(411,000)	—
Net cash (used in) provided by financing activities	(411,000)	180,000
Net change in cash and cash equivalents	(2,413,606)	22,432
Cash and cash equivalents at beginning of period	11,951,224	30,626
Cash and cash equivalents at end of period	$9,537,618	$53,058
Non-cash financing activities:
Accrued, but unpaid dividends	$—	$250,413

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

1. Corporate overview:

Overview

The accompanying unaudited condensed financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2023, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023 (the “2022 Annual Report”). The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “Common Stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month and nine-month periods ended September 30, 2023, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2022 Annual Report and the Company’s other filings with the SEC.

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

The Company’s current primary focus is on the development of therapies initially for basal cell carcinoma, prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”) to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, the Company is negotiating with Johns Hopkins University to license US Patent 8,890,930 B2 which deals with methods of inhibiting angiogenesis and treating or preventing a disease or disorder (or symptoms thereof) associated with angiogenesis such as cancers like basal cell carcinomas.

Following the resolution of the litigation involving the Company in December 2022 and the resulting settlement agreement, the new Board and management of the Company intend to continue the development of itraconazole for basal cell carcinoma nevus syndrome (“BCCNS”), and other cancers and non-cancerous proliferative disorders. To that end, the development or acquisition of its own proprietary and patent-protected formulation of itraconazole is anticipated. In addition, the Company is exploring the addition of other product candidates that meet our strict criteria: products that target an unmet medical need of significant clinical value, and are patent protected, and that qualify for the 505(b)2 regulatory pathway.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold, and the royalty is earned. All deferred revenue is related to a BCCNS product, which is yet to be approved by FDA, and as a result the Company has determined that 100% of the advances of the royalty received should be classified as non-current. At September 30, 2023 and December 31, 2022, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”).

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly liquid money market funds and sweep accounts with original maturities of three months or less. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in excess of Federal Deposit Insurance Corporation insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing.

Research and Development Expenses

Research and development costs are expensed in the period in which they are incurred and include the expenses paid to third parties who conduct research and development activities on behalf of the Company.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the weighted-average vesting term and the contract term. The risk-free rate is based on the U.S. Treasury yield. During the nine months ended September 30, 2023, we granted 230,411 shares of restricted common stock that are restricted as to trading for a period of one year from the date of grant. No stock-based awards were issued during the nine months ended September 30, 2022.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements as of September 30, 2023.

Recent accounting pronouncements:

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that any will have a material impact on the Company’s financial statements.

3. Notes payable, related party

The balance outstanding on the notes payable, related party at December 31, 2022 was $411,000 and was repaid in February 2023.

4. Stockholders’ Equity:

Employee Stock Plans

During the nine months ended September 30, 2023, we granted 230,411 restricted common shares with an aggregate grant date fair value of approximately $0.01 million to the members of our Board of Directors under the equity incentive plan. The common shares are fully vested upon issuance but are restricted to trading for a period of one year from the date of grant. There was no stock-based compensation for the nine months ended September 30, 2022.

As of September 30, 2023, there were 2,575,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation at September 30, 2023. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of September 30, 2023 were 6.0 years, $0.09 and approximately $0.01 million, respectively.

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

Our current primary focus is on the development of therapies initially for basal cell carcinoma, prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”) to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, the Company is negotiating with Johns Hopkins University to license US Patent 8,890,930 B2 which deals with methods of inhibiting angiogenesis and treating or preventing a disease or disorder (or symptoms thereof) associated with angiogenesis such as cancers like basal cell carcinomas.

A minority shareholder of the Company was involved in extended litigation for approximately five years with the former majority shareholder of the Company, which through mediation finalized in late 2022 resulting in the forfeiture of all equity securities of the Company for cancellation by the former majority shareholder and resignation of all Directors and Officers. As part of the settlement, the Company received a cash payment of $14.25 million, forgiveness of certain debts owed by the Company to the former majority shareholder, new officers and directors were elected, and the Company continued under new management. Further details have been disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

Following the resolution of the litigation involving the Company in December 2022 and the resulting settlement agreement, the new Board and management of the Company intend to continue the development of itraconazole for BCCNS, and other cancers and non-cancerous proliferative disorders. To that end, the development or acquisition of its own proprietary and patent-protected formulation of itraconazole is anticipated. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, the Company is negotiating with Johns Hopkins University to license US Patent 8,890,930 B2 which deals with methods of inhibiting angiogenesis and treating or preventing a disease or disorder (or symptoms thereof) associated with angiogenesis such as cancers like basal cell carcinomas. In addition, the Company is exploring the addition of other product candidates that meet our strict criteria: products that target an unmet medical need of significant clinical value, and are patent protected, and that qualify for the 505(b)2 regulatory pathway.

Critical Accounting Policies

See Note 2 of the Notes to Condensed Financial Statements included in Item 1 of this Quarterly Report for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022

Research and Development Expenses. We incurred approximately $0.3 million in research and development expenses during the three months ended September 30, 2023. The expenses are primarily patent-related expenses and personnel costs relating to research and development activities. There were no such research and development expenses incurred during the same period in 2022.

General and Administrative Expenses. We incurred approximately $0.5 million and $0.1 million in general and administrative expenses during the three months ended September 30, 2023 and September 30, 2022, respectively. For the three months ended September 30, 2023 general and administrative expenses were composed primarily of compensation costs of $0.2 million, insurance costs of $0.2 million, professional fees of $0.1 million. The increase of approximately $0.4 million is due primarily to the increase in overhead costs incurred as a result of the governance and management transitions related to litigation that resolved in December 2022.

Interest expense. We incurred approximately $0.01 million in interest expense during the three months ended September 30, 2022 associated with the outstanding balance on the Mayne Term Debt Facility during the period. There was no such interest incurred during the same period in 2023.

Interest income. We recognized approximately $0.1 million of interest income during the three months ended September 30, 2023. The interest income was generated from the proceeds resulting from the legal settlement received by the Company in December 2022 which earned interest within the Company’s depository accounts during the period. There was no such income earned during the same period in 2022.

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

Research and Development Expenses. We incurred approximately $0.7 million in research and development expenses during the nine months ended September 30, 2023. The expenses are primarily patent-related expenses and personnel costs relating to research and development activities. We incurred less than $0.01 million in research and development expenses during the nine months ended September 30, 2022, relating to minimal costs incurred relating to patents.

General and Administrative Expenses. We incurred approximately $1.4 million and $0.2 million in general and administrative expenses during the nine months ended September 30, 2023 and September 30, 2022, respectively. For the nine months ended September 30, 2023 general and administrative expenses were composed primarily of compensation costs of $0.6 million, insurance costs of $0.4 million, professional fees of $0.1 million and a variety of other related costs. The increase of approximately $1.2 million is due primarily to the increase in overhead costs incurred as a result of the governance and management transitions related to litigation that resolved in December 2022.

Interest expense. We incurred approximately $0.02 million in interest expense during the nine months ended September 30, 2022, associated with the outstanding balance on the Mayne Term Debt Facility during the period. There was no such interest incurred during the same period in 2023.

Interest income. We recognized approximately $0.3 million of interest income during the nine months ended September 30, 2023. The interest income was generated from the proceeds resulting from the legal settlement received by the Company in December 2022 which earned interest within the Company’s depository accounts during the period. There was no such income earned during the same period in 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: November 13, 2023	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ James A. McNulty
James A. McNulty
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

