Form 10-K
period 2023-12-31
Inhibitor Therapeutics, Inc.
filed 2024-03-29
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was approximately $3.2 million based on the closing sale price of the company’s common stock on such date of $0.04 per share, as reported by the OTC Markets Group, Inc.

As of March 29, 2024, there were 172,023,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2023

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

●	acceptance of our business model by investors and potential commercial collaborators;

●	our future capital requirements and our ability to satisfy our capital needs;

●	our ability to commence and complete required clinical trials of our product candidates and obtain approval from the U.S. Food and Drug Administration (FDA) or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidates;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members; and

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

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

●	From 2018 through 2022 we conducted only minimal operations due to litigation that was recently settled that was impeding our ability to finance and progress our business. Since closing the litigation on December 13, 2022, our efforts are centered on revising our business plan, including a website overhaul to reflect our 2023 direction to continue development of our intellectual property and acquire additional assets to enhance shareholder value.

●	We are a pre-revenue pharmaceutical development company and are thus subject to the risks associated with early-stage businesses in that industry.

●	Raising additional capital or issuing new securities in connection with strategic transactions may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We are early in our development efforts. Assuming we are able to raise new funding, if we are unable to clinically develop and ultimately commercialize Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

●	Even if any of our product candidates receive marketing approval for any indication, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	If we are unable to obtain and maintain patent protection for our technology and products (particularly itraconazole as an anti-cancer therapy), or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to commercialize our technology and products may be impaired.

●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

●	If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidate, and our ability to generate revenue and the viability of our company will be materially impaired.

●	Special FDA regulatory designations, such as fast track, breakthrough therapy and orphan designation may not be available for our product candidates.

●	An active trading market for our common stock does not exist and may not develop or be sustained.

●	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

PART I

Item 1.	Description of Business.

Overview

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

Our current primary focus is on the development of therapies initially for basal cell carcinoma (“BCC”), prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, on December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer.

Pursuant to the Agreement: (i) the Company has received an exclusive worldwide license to the Patent; (ii) the Company paid JHU an upfront license fee in December 2023, (iii) the Company shall be required to make certain Minimum Annual Royalty (“MAR”) payments to JHU no later than January 1st of each calendar year in accordance with an agreed upon schedule, (iv) the Company shall be required to pay to JHU a royalty on cumulative net sales, with an additional supplement due where a licensed product is given exclusivity in the U.S. by patent rights, (v) if the Company enters into any sublicense they will pay to JHU a certain percentage of all consideration received from sublicensee but excluding (i) any consideration received by Licensee for Royalties on Sublicensee Sales (Royalties on Sales by Sublicensees will be treated as if Licensee made the Sale), and (ii) any payment of Past Patent Costs or Patent Costs made by Sublicensee to License), (vi) should the Company receive compensation in the form of a voucher, the Company will pay a certain percentage of the sale to JHU and (vii) the Company shall be required to pay to JHU certain development-related milestone payments upon the Company meeting each of a series of agreed upon milestones. The Agreement contains other customary terms and conditions.

JHU has the right to terminate the Agreement upon the occurrence of certain events, including delinquency in payments, failure to timely reach milestones, noncompliance with audit or insurance obligations, or the Company entering into voluntary bankruptcy or insolvency. The Company may terminate the Agreement without cause upon 90 days advance written notice.

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

Following the resolution of the litigation involving the Company in December 2022 and the resulting settlement agreement, the new Board and management of the Company intend to continue the development of itraconazole for BCCNS, and other cancers and non-cancerous proliferative disorders. To that end, the development or acquisition of its own proprietary and patent-protected formulation of itraconazole is anticipated, such as the Agreement with JHU in December 2023, as well as exploring the addition of other product candidates that meet our strict criteria: products that target an unmet medical need of significant clinical value, and are patent protected, and that qualify for the 505(b)2 regulatory pathway.

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

The following is a summary of intellectual property in the form of issued U.S. patents we own, or for which we have exclusive licenses, regarding the use of itraconazole as an anti-cancer therapy.

Name	Number	Application Date	Issuance Date	Expiration Date
Treatment and Prognostic Monitoring of Proliferation Disorders Using Hedgehog Pathway Inhibitors	9,129,609	February 5, 2014	November 24, 2015	February 5, 2034
Treatment and Prognostic Monitoring of Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors	9,962,381	January 31, 2017	May 8, 2018	February 5, 2034
Treatment and Prognostic Monitoring of Non-Cancerous Proliferation Disorders Using Hedgehog Pathway Inhibitors	9,968,600	January 31, 2017	May 15, 2018	February 5, 2034
Treatment of Lung Cancer Using Hedgehog Pathway Inhibitors	10,328,072	April 30, 2018	June 25, 2019	February 5, 2034
Treatment of Prostate Cancer Using Hedgehog Pathway Inhibitors	10,363,252	April 30, 2018	July 30, 2019	February 5, 2034
Administering Itraconazole to Inhibit Angiogenesis in Undesired Tissue	8,980,930	June 27, 2005	March 17, 2015	February 4, 2029

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

The Company and Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) entered into a license agreement (the “License Agreement”) pursuant to which the Company grants Mayne Pharma a worldwide, royalty-free, nonexclusive, perpetual, irrevocable license to certain of the Company’s Patents (as defined in the License Agreement) to the extent they relate to or have potential application in connection with the Product (as defined in the License Agreement). Notwithstanding the foregoing, the Company has retained a royalty on future net sales of SUBA-Itraconazole BCCNS in the United States, subject to credit for previously paid advances of $3.0 million by Mayne Pharma, after which any further royalty payments due to the Company will be paid in full.

The Hedgehog Pathway

Based on the results of physician-sponsored studies conducted by others (including in vitro, animal, and human studies), we believe that itraconazole affects the Hedgehog signaling pathway in cells and that it is a potent antiangiogenic, which in turn impacts the development and growth of certain cancers. The studies, conducted at prominent medical institutions, primarily in the United States, were published in the Journal of Thoracic Oncology, The Oncologist and the Journal of Clinical Oncology between May 2013 and February 2014. Based on these studies, it appears that itraconazole has notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and will continue to be the subject of ongoing research. These studies, and our own work in the clinic, formed the basis of our continued interest in the clinical development of itraconazole for treatment of human cancers.

The Hedgehog signaling pathway is a major regulator of many fundamental cellular processes in vertebrates, including primarily at the embryonic stage of development but also as it relates to stem cell maintenance, cell differentiation, tissue polarity and cell proliferation. Based on published research and our experience in human testing, we believe that inhibiting the Hedgehog pathway can delay or possibly prevent the development of certain cancers in patients. Research has shown that activation of the Hedgehog pathway can lead to the formation of cancerous tumors (a process known as tumorigenesis) such as the most common form of skin cancer known as BCC. It is apparent, however, that other mutations seem to be required in order for the development of a basal cell carcinoma even in BCCNS. The antiangiogenic effects of itraconazole, therefore, play a key role in its ability to treat cancers. A variety of other human cancers, including brain, gastrointestinal, lung, breast and prostate cancers, also demonstrate inappropriate activation of this pathway. Hedgehog signaling from the tumor to the surrounding cell structures has been shown to sometimes promote further tumorigenesis as well. This pathway has also been shown to regulate proliferation of cancer stem cells and to increase tumor invasiveness.

We believe that the targeted inhibition of Hedgehog signaling is or may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, Erivedge®, vismodegib, developed by Curis and sold to Genentech, Inc. (a subsidiary of Roche), was the first Hedgehog inhibitor based therapy and Odomzo®, sonidegib (developed by Novartis and sold to Sun Pharma in 2015 by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of BCC by the FDA. Most recently, in 2018, Daurismo®, glasdegib oral capsules developed by Pfizer, was approved by FDA for use in combination with low dose cytarabine for patients with newly diagnosed acute myeloid leukemia (AML), aged 75 or older who are too frail to be treated with intensive chemotherapy.

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

Basal Cell Carcinoma

Utilizing SUBA-Itraconazole (a branded formulation of itraconazole) to treat BCC in patients with Gorlin Syndrome was the first indication that we studied in a Phase 2b trial which was launched in August of 2015. We began recruiting and dosing subjects during the fourth quarter of 2015, and we completed enrollment in the fourth quarter of 2017. Individuals who were enrolled in this trial must have been diagnosed with Gorlin Syndrome and had numerous BCC tumors as well as met well-defined inclusion criteria in order to qualify for enrollment and treatment with SUBA-Itraconazole (the patented formulation of itraconazole owned by Mayne).

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

Inhibitor Therapeutics, Inc. – Summary Estimated U.S. Market Opportunity

Cancer Type	Therapy Indication	Potential for Itraconazole	Target Patient Population	U.S. Total Estimated Available Market (*)
Prostate (1)	Patients with metastatic castrate resistant prostate cancer (mCRPC) and rising PSA levels no longer responding to androgen deprivation therapy (ADT) or have discontinued use of newer anti-androgen therapies due to lack of efficacy or toxicity	Delay the progression of metastatic disease	23,000 high-risk men with metastatic prostate cancer who are no longer responding to currently approved therapies due to biochemical resistance or toxicity	$215M at year 5 ($843M cumulative from launch) based on Inhibitor Therapeutics estimates of $4,000 - $5,000 monthly cost of 2nd line therapy

Lung (2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Platinum Doublet/Pemetrexed IV Therapy	Improve the current median 8 - 10 month survival achieved with best supportive care for patients who are not eligible for treatment with tyrosine kinase or checkpoint inhibitors	45,000 men and women with late-stage disease who may be treated with chemotherapy if not eligible for other therapies	$270M at year 5 ($945M cumulative from launch based on Inhibitor Therapeutics estimates of $4,000 - $5,000 monthly cost of 2nd or 3rd line therapy

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

Our Strategy

Our goal is to be a leader in the development and commercialization of itraconazole-based therapeutics for the treatment of cancer patients and patients with non-cancerous proliferation disorders, assuming in all cases that we obtain sufficient funding to recommence and thereafter continue our operations. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

●	Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include breakthrough therapy designation, fast track designation, accelerated approval, and priority review. We believe that Itraconazole for the treatment of cancer may qualify for one or more of these designations, which could help expedite the regulatory review process.

●	Commercialize and Market with Exclusivity. We are developing specific clinical trial designs to address different forms of cancer and non-cancerous proliferation disorders in order to pursue FDA approvals for multiple indications. Further, we believe Itraconazole can be commercialized in a way that maximizes benefits for patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

●	Formation of Scientific Advisory Board. In 2023, we were successful in creating a premier Scientific Advisory Board consisting of five experienced Mohs surgeons to critically review the outcomes of our Phase 2b clinical trial in BCCNS, and to provide continuing guidance to us as we navigate the FDA approval process and corporate strategy.

●	Pursuing Strategic Partnerships. We have partnered with Avior Bio, Inc. for the creation of a new, patentable formulation of Itraconazole. Avior will assist us with FDA proceedings to ensure the best possible opportunity for approval.

●	Exploring potential acquisitions. We continue to review the market for potential acquisitions. We have explored and will continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs and orphan indications for the treatment of cancer and other diseases.

We have and expect to continue to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

●	proceeds from public and private financings and, potentially, from other strategic transactions, including potential royalty-related financing transactions. Our attempts through 2022 to secure such financing were not successful, due to, among other factors, our prior litigation (finalized in December 2022) and the lack of market liquidity for our common stock;

●	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

●	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and/or

●	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

Notwithstanding the foregoing, our only source of financial liquidity as of the date of this Report is the cash on hand realized from the net proceeds of the payment required pursuant to the settlement with the former majority shareholder of the Company.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society reported that an estimated total of approximately 1.9 million new cancer cases diagnosed and approximately 610,000 deaths occurred in the United States in 2023.

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

Special FDA Expedited Review and Approval Programs. The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast-track designation are also likely to be considered appropriate to receive a priority review.

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

Human Capital Resources

As of the date of this Report, we have three full-time employees and six part-time employees. The full-time employees include our Executive Chairman who is involved in our clinical development program history and status, as well as vetting additional opportunities and operations. The part-time employees include our Interim CFO, as well as administrative, legal and accounting functions. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We consider the number of our employees, their compensation, and their functions to be appropriate for the current status of our business, and we also consider relations with each of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

After approximately five years of extended litigation between a minority shareholder and the former majority shareholder of the Company was finalized through mediation in 2022, the former majority shareholder surrendered all equity securities of the Company for cancellation. Certain defendants in the litigation were directors and officers of the Company at the time, and as a result of the legal settlement, resigned from these positions. New officers and directors were then elected and the Company continued under new management.

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

Our operations presently consist of planning and conducting of pre-clinical testing and potential additional clinical trials, evaluating opportunities for the raising of capital, developing our technology or seeking technology licenses or acquisitions, and identifying potential commercial partners. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for product commercialization. Consequently, any predictions you make about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Clinical Development of Our Product Candidate

We are early in our development efforts. Although we were able to settle our recent extended litigation and have adequate cash for near-term planned operations, if we are unable to clinically develop and ultimately commercialize Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts as of the date of this Report. Therefore, our ability to generate product or royalty revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to prevail in or settle our ongoing litigations, and thereafter to raise new funding and develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

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

Moreover, even if we are able to maintain and/or enter into such collaborations, such collaborations may pose a number of risks, including the following:

●	collaborators may not perform their obligations as expected;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of our product candidate, might lead to additional responsibilities for us with respect to such product candidate, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators could independently develop or be associated with products that compete directly or indirectly with our product candidate;

●	collaborators could have significant discretion in determining the efforts and resources that they will apply to our arrangements with them;

●	should our product candidate achieve regulatory approval, a collaborator with marketing and distribution rights to our product candidate may not commit sufficient resources to the marketing and distribution of such product;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to either find alternative collaborators (which we may be unable to do) or raise additional capital to pursue further development or commercialization of our product candidate on our own.

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

Even if our owned and licensed patent applications are issued as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours;

●	general economic or political conditions in the United States or elsewhere; and

●	litigation.

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	any delay in or the results of our clinical trials;

●	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

●	the results of clinical trials conducted by others on products that would compete with our product candidate;

●	any litigation in which the Company is a party, including the Action;

●	any delay or failure to receive NDA acceptance and approval by FDA and other regulatory agencies or bodies;

●	our inability to commercially launch our product or market and generate sales of our product;

●	failure of our product, even if approved for marketing, to achieve any level of commercial success;

●	our failure to obtain or maintain patent protection for any of our technologies and product or the issuance of third-party patents that cover our technologies or product;

●	developments or disputes concerning our product’s intellectual property rights;

●	our competitors’ technological innovations;

●	general and industry-specific economic conditions that may affect our expenditures;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

●	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

●	future sales of our common stock or other securities;

●	period-to-period fluctuations in our financial results;

●	low trading volume of our common stock; and

●	failure to obtain or maintain license agreements.

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

Our management and three significant stockholders collectively own a substantial majority of our common stock and voting power.

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 53% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

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

Significant blocks of our stock and options to purchase our common stock are held by our management and significant shareholders. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or vendor data. In addition to new vendor onboarding, we would perform risk management during potential third-party cybersecurity compromise incidents, should they occur, to identify and mitigate risks to us from third-party incidents. In addition, we maintain cybersecurity insurance coverage (first and third-party) with an insurance carrier that is a leader in the cybersecurity insurance industry.

Item 2.	Description of Property.

We currently lease office space under a short-term lease in Tampa, Florida from which our finance and operations staff work.

Item 3.	Legal Proceedings.

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

Our common stock is listed for quotation on the OTCQB market under the symbol “INTI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2023 and 2022, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.09	$0.06
June 30, 2023	$0.10	$0.02
September 30, 2023	$0.05	$0.02
December 31, 2023	$0.30	$0.04

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$0.16	$0.10
June 30, 2022	$0.15	$0.08
September 30, 2022	$0.11	$0.05
December 31, 2022	$0.10	$0.04

Since our common stock is not listed on a national exchange, any over-the-counter market quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of the date of this Report, we had approximately 86 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Awards under equity compensation plans approved by security holders(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Sam Sears	150,000	$0.24
James McNulty	150,000	$0.24
Garrison J. Hasara (2)	260,000	$0.272
Debra Peattie (3)	210,000	$0.05
Debra Peattie (3)	1,000,000	$0.05
Garrison J. Hasara (2)	100,000	$0.54
Garrison J. Hasara (2)	125,000	$0.31
Debra Peattie (3)	580,646	$0.31
Total	2,575,646	$0.09	8,424,354

(1)	The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of December 31, 2023, there are 8,424,354 shares available for issuance under the EIP.
(2)	Garrison J. Hasara is the former Chief Financial Officer and resigned from such position on December 13, 2022.
(3)	Debra Peattie is a former Board member and resigned from the Board on June 1, 2022.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our current primary focus is on the development of therapies initially for basal cell carcinoma (“BCC”), prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, on December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer.

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

Results of Operations

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Research and Development Expenses. We incurred $1.4 million and $6,150 in research and development expenses during the years ended December 31, 2023 and 2022, respectively. The R&D expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support the Company’s research and development activities. The increase in research and development expenses is the result of the relative significance of R&D activity during the year ended December 31, 2023 compared to the year ended December 31, 2022.

General and Administrative Expenses. We incurred approximately $2.0 million and $0.7 million in general and administrative expenses during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, general and administrative expenses were composed primarily of compensation costs of $0.9 million, insurance costs of $0.5 million, professional services fees of $0.5 million and general corporate overhead costs of $0.1 million. The increase of approximately $1.3 million was due primarily to the increase in the various G&A costs incurred as a result of the governance and management transitions related to litigation that resolved in late 2022 and the subsequent execution of the Company’s operations.

Gain on legal settlement. We recognized a $12.6 million gain on legal settlement during the year ended December 31, 2022 related to a legal settlement awarded to the Company as a result of the resolution of litigation, along with various other items stipulated within the Settlement Agreement, including legal costs incurred relating to the litigation and forgiveness of certain balances previously owed to the defendants. There was no such gain on legal settlement during the year ended December 31, 2023.

Gain on forgiveness of legal fees. We recognized a $0.2 million gain on forgiveness of legal fees during the year ended December 31, 2022 related to the forgiveness of accumulated legal fees owed to external legal counsel. There was no such gain on forgiveness of legal fees during the year ended December 31, 2023.

Interest expense. We incurred approximately $23,000 in interest expense during the year ended December 31, 2022 related to the outstanding notes payable to Mayne Pharma. There was no such interest incurred during the year ended December 31, 2023 due to the legal settlement with Mayne Pharma and repayment of the notes payable.

Interest income. We recognized approximately $0.4 million of interest income during the year ended December 31, 2023. The interest income was generated from the proceeds resulting from the legal settlement received by the Company in December 2022 which earned interest within the Company’s depository accounts during the period. There was no such interest income earned during the year ended December 31, 2022.

Income tax expense. We incurred approximately $55,000 in income tax expense during the year ended December 31, 2022 due to the state and federal income taxes owed as a result of the taxable income generated from the legal settlement awarded to the Company. There was no income tax expense incurred during the year ended December 31, 2023.

Liquidity and Capital Resources

We are presently focused on our business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. We expect to progress with the FDA in 2024 to reach a conclusion on whether any additional clinical trials are required before submitting our New Drug Application (NDA). Our current cash on hand, approximately $8.8 million on December 31, 2023, is sufficient to continue to execute our business plan as currently anticipated, without another required clinical trial. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business and continue to pursue clinical trials and acquire other drug development opportunities, as needed once we determine our requirements for the BCCNS product. As we determine capital requirements for additional opportunities, we will consider raising additional capital in the public market.

Contractual Obligations and Commercial Commitments

In accordance with the Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”), we are contractually obligated to make Minimum Annual Royalty (“MAR”) payments to JHU, as defined within the Agreement. As of December 31, 2023, the remaining MAR payments owed are as follows: By January 1, 2025: $10,000; By January 1, 2026: $15,000; By January 1, 2027 and every year thereafter until the first commercial sale of an associated licensed product: $50,000.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, at December 31, 2023, such disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, based on their evaluation as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2023, management did not identify any material weaknesses but did identify a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2023.

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
Francis E. O’Donnell	74	Executive Chairman of the Board and Chief Executive Officer
James A. McNulty	73	Interim Chief Financial Officer, Treasurer and Secretary
Samuel J. Sears	80	Director
Niraj Vasisht	60	Director
Michelle Yanez	52	Director
Michael Jerman	40	Director and Audit Committee Financial Expert
Ronald E. Osman	77	Director

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

Francis E. O’Donnell, Jr. M.D. is the founder of several specialty pharmaceutical companies. He is the founder of BioDelivery Sciences Int. Inc (BDSI: NASDAQ) and served in various leadership positions including President, CEO, Executive Chairman, and Chairman at the Company. BDSI was acquired by Collegium Pharmaceuticals in April 2022. He is also the founder of Repurposed Therapeutics, Inc (RPTI dba Defender Pharma). RPTI is a privately-held pharma company which has partnered with the Dept. of Defense and the National Aeronautical and Space Administration (NASA) to develop pharmaceuticals (such as intranasal scopolamine for the prevention of motion sickness) and chemical countermeasures to address unmet medical needs in operational personnel. Since September 2014, he has served as Executive Chairman. Dr. O’Donnell is also the founder of the Company (then called Hedgepath Pharmaceuticals, Inc. with OTCQB stock symbol HPPI) where he served as Executive Chairman until 2016. Dr. O’Donnell is a graduate of the Johns Hopkins university (BS) and the JHU School of Medicine (MD). He received his specialty training at the Wilmer Ophthalmologic Institute. He is the former Professor and Chairman of the Dept. of Ophthalmology, St. Louis University School of Medicine. He served on the Board of Trustees of St. Louis University for over 17 years. He is an inventor or co-inventor on over twenty patents, including patents assigned to the Company.

James A. McNulty, CPA, was CFO of Mira Pharmaceuticals, Inc. and Telomir Pharmaceuticals, Inc. prior to the respective initial public offerings of the companies in 2023 and 2024. Mr. McNulty was the CEO of MYMD Pharmaceuticals, Inc. until it became a public company in 2020. After leaving public accounting in 1998 after a 26-year career in Tampa as founder of three CPA firms, he served as CFO in the biopharmaceutical industry including 15 years with BioDelivery Sciences International, Inc. (NASDAQ: BDSI). He served five years on the board as Lead Director/Audit Committee Chair of CV Sciences, Inc (OTC: CVSI). He has extensive experience in privately held companies, including five years as a Director of Quantum Technology Sciences, Inc. until its acquisition by a public company, and since 2000 as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, including CFO of Defender Pharmaceuticals, Inc. He is a partner in Perfect Golf Event, LLC, an online organizer of approximately 5,000 charity golf events annually. Mr. McNulty’s career in accounting and consulting services includes expert testimony as a Certified Public Accountant, primarily in construction litigation and personal injury cases. He is a 1972 graduate of the University of South Florida.

Samuel J. Sears, Jr. has been a corporate attorney for over 40 years and is currently Of Counsel to the Boston law firm Cetrulo LLP, a position he has held since 2019; he was Managing Partner of that firm from 2006 through 2018. He was also Managing Partner of the Boston law firm Burns & Levinson from 1981 to 1993. Mr. Sears has extensive experience as a member of the Board of Directors of publicly owned corporations. He was a Director of Hedgepath Pharmaceuticals, Inc. (predecessor of the Company) and its predecessor, Commonwealth Biotechnologies, Inc. from 1998 to 2017, serving as Chairman of its Compensation Committee from 2012 to 2017. He has been a Director of six other publicly owned corporations, including, most recently, BioDelivery Sciences International, Inc. (Chairman of the Compensation Committee) from 2011 to 2017. Mr. Sears is a 1965 graduate of Harvard College and a 1968 graduate of Boston College Law School.

Niraj Vasisht, PhD, has been the Chairman of Board, President and CEO of Avior Bio Inc. since March 2018. He has over thirty years of experience in the pharmaceutical industry. Under his leadership, he built Avior into a clinical-stage, a manufacturing-integrated pharmaceutical company that is developing a treatment for pruritus and skin inflammation for patients suffering from chronic liver and kidney diseases. Before Avior, Dr. Vasisht was the Chief Technology Officer at BioDelivery Sciences (BDSI). He spent 13 years in multiple roles and oversaw the development, approval, and manufacturing of Belbuca®, Bunavail®, and Onsolis® for the US and ROW market addition. Before BDSI, he was the Director at Southwest Research Institute’, where he ran the pharmaceutical and nanomaterials business unit. At Southwest Research, he developed several drug delivery technologies and assisted the development of third-party commercial products, i.e., Citracal®, Meg-3®, and Probuphine®. Dr. Vasisht received a bachelor degree in Chemical Engineering from the Indian Institute of Technology, India, and a Doctorate in Chemical Engineering from Rensselaer Polytechnic Institute. He has over 25 US patents and numerous publications and authored a book on Microencapsulation and Controlled Release.

Michelle Yanez, MBA, is a senior financial executive with over 25 years of experience in public and privately held biotech, pharmaceuticals, and life science companies. She currently serves as CFO of MIRA Pharmaceuticals, Inc. and Controller of Telomir Pharmaceuticals, Inc. (NASDAQ: MIRA/TELO). Ms. Yanez’ experience includes a broad range of responsibilities in a highly complex and regulated market. She also brings deep corporate governance experience through her work with corporate boards, including audit and finance committees and is qualified to serve on audit committees as a financial expert. Ms. Yanez held various positions, including the Director of Financial Reporting, of BioDelivery Sciences International, Inc., (Nasdaq: BDSI). In her role, she led financial offerings, managed due diligence for product acquisitions and financings and managed finance documents and filings for the tender offer, leading to the acquisition of BDSI in April 2022 for over $600M. Ms. Yanez is a member of the Institute of Management Accountants and a member of the SEC Professionals Group. Ms. Yanez received her MBA from Rutgers School of Business, Cum Laude.

Michael Jerman, CPA, has previously been a chief financial officer of multiple private equity-backed companies in the energy, Software as a Service (SaaS), and manufacturing industries, was a Captain with the United States Air Force and was a Director with PricewaterhouseCoopers (PwC) in the US and UK. He was a member of the PwC national office within the SEC PCAOB quality group supporting Europe and the EMEA regions with complex accounting and audit consultations. He has significant experience in a wide variety of technical accounting and finance matters as well as stakeholder management. He has specialized in rapid project mobilization and deployment of skilled resources for emergency issues, design, and implementation of small to large scale assurance requirements and advisory projects. The Company believes Mr. Jerman is qualified to serve on the Board and as a qualified financial expert on the Company’s Audit Committee due to his substantial experience with the SEC PCAOB quality group at PwC and his experience assisting public reporting companies with their annual and quarterly requirements.

Ronald E. Osman is the founder of Ronald E. Osman & Associates, Ltd. He has been a licensed attorney for over 40 years, representing clients in a variety of issues before both state and federal courts. His practice has concentrated on complex civil litigation, including actions brought under the Federal False Claims Act which resulted in recovery of over $500 Million for Medicare, Medicaid, and other federal health insurance programs. He has provided expert testimony to the United States Senate and numerous federal courts regarding the Federal False Claims Act and has been actively involved in drafting and modifying both federal and state legislation, including the Federal False Claims Act, Liability Standards for Medicare Contractors, and the Illinois Hydraulic Fracturing Regulatory Act. In addition to his law practice, Mr. Osman is Chairman of the Board of Cell Culture, Inc. (C3), one of the founders of Rural Health, Inc., a not-for-profit Illinois corporation that provides medical services to patients in southern Illinois counties, and he supports the efforts of several charitable not-for-profits in Missouri and Illinois. He has been involved in efforts with the United States Department of Health and Human Services and Federal Drug Administration related to standards for use in testing and approving cancer treatment methods. Prior to becoming an attorney, Mr. Osman served in the United States Marine Corp, where he was a Commanding Officer of Artillery Battery and Headquarters Company and received an Officer of the Deck qualification from the U.S. Navy. Additionally, both prior to becoming an attorney and concurrently with his practice of law, Mr. Osman worked in the agriculture industry, starting as a farm laborer on his father’s vegetable farm at age 12 and going on to own and operate an approximate 5,000 acre farming operation with his brother and to own and lease approximately 5,160 acres of farm ground in the State of Bahia, Brazil.

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Samuel J. Sears, Jr., Niraj Vasisht, Michelle Yanez and Michael Jerman are “independent” as defined by NASDAQ Stock Market rules. Accordingly, a majority of our Board of Directors is “independent.”

Board Committees

Our Board of Directors has established four standing committees – Audit, Nominating and Corporate Governance, Compensation and a Scientific Advisory Board. All standing committees operate under a charter that has been approved by our Board of Directors.

Audit Committee

Our Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, composed of Samuel J. Sears, Jr., Niraj Vasisht, Michelle Yanez and Michael Jerman. All members are independent directors as defined in accordance with Rule 10A-3 of the Exchange Act and the rules of the NASDAQ Stock Market. Mr. Jerman serves as chairman of the committee. The Board of Directors has determined that Mr. Jerman is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent registered public accounting firm;

●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent registered public accounting firm;

●	monitors the independence of the independent registered public accounting firm and the rotation of partners of the independent auditor on our engagement team as required by applicable regulations;

●	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent registered public accounting firm the results of the annual audit and reviews of our quarterly financial statements; and

●	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

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

Compensation Committee

Our Board of Directors also has a Compensation Committee, which reviews or recommends the compensation arrangements for our management and employees and assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and is composed of three members: Samuel J. Sears, Jr., Niraj Vasisht, Ph.D., and Michelle Yanez. Mr. Sears serves as chairman of this committee. All members are independent in accordance with rules of the NASDAQ Stock Market.

Scientific Advisory Board

On October 13, 2023, the Board of Directors created a Scientific Advisory Board (“SAB”) to provide input and advice to the Company’s management and to the Board on various aspects of the Company’s clinical development activities and strategies. The duties of the SAB will include but are not limited to advising the Board regarding endorsement to current and planned research and development programs, validating timelines, budget and key milestones; advising the Board about the progress on the approved research and development activities; advising the Board regarding the scientific merit of compounds for licensing and acquisition opportunities; providing strategic advice regarding emerging science, therapeutic trends and foreseeable opportunities; and providing advice to the Company’s scientific team on aspects of the programs as requested.

The Board has entered into a form of consulting agreement with Dr. Elizabeth Billingsley for provision of consulting services related to the Company’s clinical development activities. The Board has appointed Dr. Billingsley as the initial member and Chairperson of the SAB, to be compensated for her time and efforts on behalf of the Company’s SAB pursuant to the terms of the consulting agreement.

Dr. Elizabeth M. Billingsley, MD, is a Professor of Dermatology with Penn State Health Hershey Medical Center, and Penn State College of Medicine. She received her undergraduate degree from Cornell University and her medical degree from Penn State University College of Medicine. She is a Mohs micrographic surgeon with more than 30 years’ experience in Mohs Surgery and skin cancer management. She also has performed numerous clinical trials related to skin cancer. Dr Billingsley is a past president of the American College of Mohs Surgery. She is affiliated with the Gorlin Syndrome Alliance and is a member of their Medical and Scientific Advisory Committee.

Dr. Marc D. Brown, MD, completed a dermatology residency at the University of Michigan in 1987. Following this came a two-year fellowship training for Mohs Surgery and Cutaneous Oncology. He joined the faculty at the University of Rochester Medical Center in 1989 and is a tenured professor of Dermatology and Oncology and is a member of the Wilmot Cancer Center. He served as the director of the Dermatology Residency Program and the Mohs Surgery Fellowship Program at the Rochester Medical Center. He has been included in the Best Doctors in America directory and has published a lengthy list of literature. Dr. Brown performs Mohs surgery on over 2,000 patients per year and has performed a total of more than 50,000 Mohs procedures.

Dr. Allison Vidimos, RPH, MD, was appointed Chairman of the Department of Dermatology at Cleveland Clinic 2005 and Vice Chairman of the Dermatology and Plastic Surgery Institute in 2006. She was appointed Professor of Dermatology, Cleveland Clinic Lerner College of Medicine, Case Western Reserve University in 2011. She became the program director of the Micrographic Surgery and Dermatologic Oncology fellowship in 2013. She was a member of the Scientific Assembly Committee and Membership Committee for the American Academy of Dermatology (AAD) 2012-17. She was elected to the Board of Directors of the AAD in 2022. She served as President of the American College of Mohs Surgery (ACMS) in 2017-2018. Dr. Vidimos received the Frederic Mohs Lifetime Achievement Award in 2021. She was appointed to the Board of Directors for the American Board of Dermatology for 2019-2027 and is a member and Chairman of the board question writing committee for dermatologic surgery. She was elected to the Board of Directors of the Ohio Dermatological Association (ODA) in 2019-21 and is President of ODA 2022-23. Her clinical practice and research encompass skin cancer prevention, diagnosis and treatment, and patient safety.

Dr. Sean R. Christensen, MD, PhD, is an Associate Professor of Dermatology; Director of Resident Education in Dermatologic Surgery; Director of Dermatologic Surgery at Yale Dermatology-Branford. Dr. Christensen has been practicing dermatologic surgery since completing training in 2013. His surgical specialization includes Mohs surgery, treatment of early-stage melanoma, and surgical reconstruction. Additionally, Dr. Christensen focuses on complex skin cancer issues such as field characterization, preventative strategies in high-risk patients and management of advanced or aggressive skin cancer. Dr. Christensen has published extensively on skin cancer pathogenesis and treatment and has experience in clinical trials for basal cell carcinoma. He is a frequent lecturer at national meetings for organizations such as the American Academy of Dermatology and the American College of Mohs surgery, and currently serves as the Treasurer for the International Transplant Skin Cancer Collaborative.

Dr. Iam Maher, MD, is a Professor of Dermatology and Director of Dermatologic Surgery at University of Minnesota. He is board certified in Mohs surgery, specializing in the treatment of a broad range of common and rare skin cancers as well as post-skin cancer reconstruction. Dr. Maher has served on the Boards of multiple national Dermatologic organizations. He has published over 100 peer-reviewed articles.

Following the formation of the SAB, the members were tasked with reviewing the clinical study report SCORING Trial: Phase 2(b) Open-Label Trial of SUBATM-Itraconazole in Subjects with Basal Cell Carcinoma Nevus Syndrome and answering a series of three questions, as detailed in the Q&A below:

1) Question: Do you agree that multiple BCC tumors in each patient represent distinct tumors and not metastatic lesions?

Answers:

Dr. Ian Maher: Yes. Absolutely.

Dr. Allison Vidimos: Yes.

Dr. Elizabeth Billingsley: Yes.

Dr. Marc Brown: Correct, multiple BCC tumors are NOT metastatic lesions. Mets with highly aggressive BCCs is extremely rare. Certainly, BCC tumors can be locally recurrent, but that is different than metastatic spread.

Dr. Sean Christensen: Yes. I agree that the multiple tumors in each patient in this trial were all independent, primary tumors. They were not metastatic. Each of these tumors within a single patient likely has a slightly different mutational profile and may respond different to therapy.

2) Question: As such, should an efficacy assessment be based on the effects on each tumor rather than be limited to aggregate effects on each patient (so called RECIST criteria)?

Answers:

Dr. Ian Maher: The development of some new tumors in BCCNS is expected. Maintaining stability of disease alone, even if in a subset of tumors, is a valid and valuable outcome for Gorlin patients. Tumors that are prevented from growing are less likely to require surgery or further disfigurement/disability thus decreasing the burden of disease on the patient in terms of syndrome associated costs and QOL.

Dr. Allison Vidimos: Each tumor.

Dr. Elizabeth Billingsley: Yes.

Dr. Marc Brown: Efficacy assessment is best done on distinct tumors. An aggregate assessment could also be performed, but not at the exclusion of measuring distinct BCC tumors, which should be the primary measurement.

Dr. Sean Christensen: Yes, I believe it is reasonable to perform an analysis of response of individual tumors, rather than individual patients. In such an analysis based on individual tumors, 57.7% of 477 tumors had a partial response, defined as at least a 30% reduction in diameter, and 27.3% of individual tumors had a complete response.

3) Question: Do you believe that this clinical study supports the proposition that Itraconazole is a clinically useful option as part of therapeutic management of BCC’s in Gorlin Syndrome (BCCNS)?

Answers:

Dr. Ian Maher: Yes. While the efficacy as rated in this study may be slightly lower than vismo, the tolerability seems to be better. In my mind that makes it a viable and valuable alternative.

Dr. Allison Vidimos: Yes.

Dr. Elizabeth Billingsley: Management of Gorlin patients requires multiple modalities and approaches – surgical, medical, laser, topical treatments. Any approach that can decrease the tumor burden through limiting growth of current lesions, or the prevention of development of new lesions is of significant benefit to these patients. The surgical fatigue and disfigurement can be lessened by decreasing the absolute number of tumors that need surgery, even if by 25%.

Dr. Marc Brown: Yes, based on these results, itraconazole is a clinically useful option. Given the fact that Gorlin syndrome is a long-term chronic condition, any drug that even shows a modest benefit clinically would be a welcome addition. Surgical fatigue is a real problem in this patient population; thus, medical interventions are beneficial. If the drug is affordable and with minimal side effects, all the better. As an example, look at the popularity of nicotinamide to decrease new SCCs; despite showing less than a 25% decrease, it has been widely embraced. Even if there is a modest benefit to itraconazole to decrease the tumor size or the development of new BCC tumors, it would be advantageous and beneficial to Gorlin patients.

Dr. Sean Christensen: Yes, I believe that this clinical study (particularly when analyzed by response of individual tumors) supports the use of itraconazole as a therapy in Gorlin syndrome. However, I do not know that the FDA will respond to a tumor-based analysis such as this when it was not a primary endpoint of the trial. I’m sure this is worth some additional discussion.

Board Meetings and Attendance

The Board of Directors held three meetings in 2023. The Audit, Nominating and Corporate Governance, and Compensation Committees met three times in 2023, convening each time there was a meeting of the Board of Directors. The Scientific Advisory Board, which was created on October 13, 2023, convened once for a formal meeting in 2023. All directors attended the meetings of the Board for the periods in which they were directors.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2023, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.inhibitortx.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2023 and 2022. Individuals we refer to as our “named executive officers” include our Executive Chairman and Chief Executive Officer and our Interim Chief Financial Officer, Secretary and Treasurer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Francis E. O’Donnell	2023	$598,000	$408,002	-	-	-	-		$83,335	$1,089,337
Executive Chairman and Chief Executive Officer (1)	2022	$30,000	-	-	-	-	$155,644	(3)	-	$185,644

James A. McNulty	2023	$200,000	$113,717	-	-	-	-		$24,241	$337,958
Interim Chief Financial Officer, Secretary and Treasurer (2)	2022	$10,270	-	-	-	-	$52,055	(3)	-	$62,325

(1)	Francis E. O’Donnell was appointed as Executive Chairman and Chief Executive Officer on December 13, 2022.
(2)	James A. McNulty was appointed as Interim Chief Financial Officer, Secretary and Treasurer on December 13, 2022.
(3)	Includes compensation for the period between the date of stipulation and date of settlement prior to the appointment as an executive officer of the Company.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Francis E. O’Donnell, Executive Chairman and Chief Executive Officer

On December 13, 2022, pursuant to Dr. O’Donnell’s appointment as Executive Chairman of the Board and Chief Executive Officer, the Company entered into an employment agreement with Dr. O’Donnell (the “FEO Employment Agreement”). In addition to his duties as a director and officer of the Company, Dr. O’Donnell’s duties shall include clinical development, corporate development, intellectual property, and licensing. The FEO Employment Agreement is not for a definite time period, but rather, will continue until terminated in accordance with its terms. Pursuant to the FEO Employment Agreement, Dr. O’Donnell will earn $598,000 per year. Dr. O’Donnell shall also be entitled to a sign-on bonus for his services related to the change of control of the Company. In addition, Dr. O’Donnell shall be eligible to receive a discretionary annual bonus based on his achievement of performance objectives as mutually agreed between Dr. O’Donnell and the Board. The FEO Employment Agreement further provides that Dr. O’Donnell is entitled to participate in any employee benefit plans that the Company has adopted or may adopt. Dr. O’Donnell did not receive any equity compensation in connection with his appointment as Executive Chairman and CEO of the Company.

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

James A. McNulty, Interim Chief Financial Officer, Treasurer and Secretary

On December 13, 2022, pursuant to Mr. McNulty’s appointment as Interim Chief Financial Officer and Treasurer, the Company entered into an employment agreement with Mr. McNulty (the “JAM Employment Agreement”). The JAM Employment Agreement is not for a definite time period, but rather, will continue until terminated in accordance with its terms. Pursuant to the JAM Employment Agreement, Mr. McNulty will earn $200,000 per year. Mr. McNulty shall also be entitled to a sign-on bonus for his services related to the change of control of the Company. In addition, Mr. McNulty shall be eligible to receive a discretionary annual bonus based on his achievement of performance objectives as mutually agreed between Mr. McNulty and the Board. The JAM Employment Agreement further provides that Mr. McNulty is entitled to receive a long-term incentive bonus and participate in any employee benefit plans that the Company has adopted or may adopt. Mr. McNulty did not receive any equity compensation in connection with his appointment as Interim CFO of the Company.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers and directors, as of December 31, 2023. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2023.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)

Samuel J. Sears Jr.	150,000	—	—	$0.24	July 1, 2026	—	—	—	—
James A. McNulty	150,000	—	—	$0.24	July 1, 2026	—	—	—	—

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

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2023 or 2022.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samuel J. Sears Jr. (1)	$20,000	$3,500	-	-	-	-	$23,500
Niraj Vasisht (1)	$20,000	$3,500	-	-	-	-	$23,500
Michelle Yanez (2)	$15,000	$1,750	-	-	-	-	$16,750
Michael Jerman (3)	$10,000	$1,034	-	-	-	-	$11,034
Ronald E. Osman (4)	$5,000	$500	-	-	-	-	$5,500

(1)	Samuel J. Sears Jr. and Niraj Vasisht were appointed to the Board on December 13, 2022.
(2)	Michelle Yanez was appointed to the Board on December 13, 2022; resigned from the Board on May 24, 2023; appointed to the Board again on October 13, 2023.
(3)	Michael Jerman was appointed to the Board on May 24, 2023.
(4)	Ronald E. Osman was appointed to the Board on August 23, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and address of beneficial owners(1)	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock(2)
Named Executive Officers and Directors
Francis O’Donnell	50,000	*
James McNulty (3)	27,347,192	16%
Samuel J. Sears, Jr. (4)	1,229,543	*
Michelle Yanez	846,271	*
Niraj Vasisht	50,000	*
Michael Jerman	30,411	*
Ronald E. Osman (5)	23,514,985	13%
All directors and executive officers as a group (7 persons)	53,068,402	30%
5% Stockholders
TPB 2012 LLC (6)	27,917,250	16%
MOAB Investments LP (6)	10.555,000	6%
Nicholas Virca (7)	8,727,519	5%

*	Less than 1%
(1)	The address of each holder listed below, except as otherwise indicated, is 4905 South West Shore Blvd, Tampa, FL 33611.
(2)	Applicable percentages are based on 172,023,545 common shares outstanding, and 2,575,646 shares to be issued upon the exercise of vested outstanding options, as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(3)	Includes 20,101,057 shares of common stock held by Black Robe Capital LLC, 6,000,000 shares of common stock held by Hopkins Capital Group II, LLC, as well as 150,000 shares to be issued upon the exercise of vested stock options. Our Interim Chief Financial Officer, Treasurer and Secretary, James A. McNulty, has sole voting and dispositive power over the securities held by Black Robe Capital LLC and Hopkins Capital Group II, LLC. Mr. McNulty disclaims beneficial ownership of the shares held by Black Robe Capital LLC and Hopkins Capital Group II, LLC in which he does not have a pecuniary interest.
(4)	Includes 150,000 shares to be issued upon the exercise of vested stock options.
(5)	Includes 23,489,985 shares of common stock held by Ronald E. Osman Irrevocable Trust III.
(6)	Jim Donovan is the Manager of TPB 2012 LLC and MOAB Investments LP, with sole voting and dispositive powers over the subject securities. Mr. Donovan disclaims beneficial ownership of the shares held by TPB 2012 LLC and MOAB Investments LP. The address of TPB 2012 LLC and MOAB Investments LP is 12412 Powerscourt Drive, Suite 35, Saint Louis, MO, 63131.
(7)	Nicholas Virca is the former Chief Executive Officer and President of the Company. Mr. Virca’s address is 449 South 12th Street, Unit 1705 Tampa, FL 33602.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to the Settlement Agreement, which was effective December 13, 2022, Mayne Pharma surrendered all equity securities in the Company for cancellation, forgave certain debts owed by the Company and cancelled, converted or terminated all previous agreements between the Company and Mayne Pharma. Accordingly, as of December 31, 2023 and the date of this report, Mayne Pharma is no longer deemed a related party of the Company and none of the previously disclosed agreements with Mayne Pharma, which were required to be included in this Item 13, are in effect as of the date of this report.

See “Item 10. Directors, Executive Officers and Corporate Governance” regarding the FEO Employment Agreement and JAM Employment Agreement.

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our independent legal counsel. The Board has determined that Samuel J. Sears, Jr. Niraj Vasisht, Michelle Yanez and Michael Jerman are independent directors as defined under Regulation S-K.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $68,250 and $44,000, respectively.

Audit-Related Fees. There were no aggregate fees billed by Cherry Bekaert LLP for professional services for the years ended December 31, 2023 and December 31, 2022.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2023 and 2022 totaled $13,902 and $4,300, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated July 30, 2013 as filed on 8-K on August 16, 2013

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated May 19, 2016, as filed with Form 8-K, dated May 26, 2016

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation, dated July 13, 2015, as filed with Form S-1/A on July 22, 2015

3.4	Second Amended and Restated Bylaws of the Company, adopted July 12, 2023, as filed with Form 8-K, dated August 29, 2023

3.5	Amended and Restated Certificate of Designation of Series B Preferred Stock of the Company, dated February 1, 2019, filed with Definitive Information Statement, filed on January 8, 2019

3.6	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 20, 2019, as filed with Form 8-K dated August 20, 2019

3.7	Charter of the Scientific Advisory Board, dated October 13, 2023, filed with Form 8-K dated October 13, 2023

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC, as filed with Form 8-K, dated June 30, 2014

10.1+	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc., as filed with Form 10-Q on August 14, 2015

10.2	Stipulation and Agreement of Compromise, Settlement, and Release, dated September 9, 2022, as filed with Form 8-K, dated December 19, 2022

10.3	License Agreement by and between the Company and Mayne Pharma, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.4	Employment Agreement by and between the Company and Francis E. O’Donnell, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.5	Employment Agreement by and between the Company and James A. McNulty, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.6	License Agreement by and between the Company and Johns Hopkins University, Dated December 12, 2023 (Portions of this exhibit have been redacted pursuant to a request for confidential treatment.)

14	Code of Ethical Conduct, as filed with Form 10-K on February 13, 2015

23.1*	Consent of Cherry Bekaert LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XRL Taxonomy Presentation Linkbase Document

*	Filed herewith

+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16.	Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

INHIBITOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inhibitor Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inhibitor Therapeutics, Inc. (the “Company”) as of December 31, 2023, and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditors since 2013.

Tampa, Florida

March 29, 2024

INHIBITOR THERAPEUTICS, INC.

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,839,912	$11,951,224
Prepaid expenses and other assets	109,243	23,900
Total current assets	8,949,155	11,975,124
Total assets	$8,949,155	11,975,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,731	145,161
Notes payable	-	411,000
Accrued expenses and other liabilities	631,433	122,621
Total current liabilities	665,164	678,782

Deferred revenue	3,000,000	3,000,000
Total liabilities	3,665,164	3,678,782

Commitments and contingencies (Note 8)	-	-

Stockholders’ equity:

Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at December 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,023,545 and 171,793,134 shares issued and outstanding at December 31, 2023 and December 31, 2022	17,202	17,179
Additional paid-in capital	54,046,845	54,033,084
Accumulated deficit	(48,780,056)	(45,753,921)
Total stockholders’ equity	5,283,991	8,296,342
Total liabilities and stockholders’ equity	$8,949,155	$11,975,124

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022

Revenues:	$-	$-

Expenses:
Research and development	1,381,066	6,150
General and administrative	2,023,913	651,776
Total expenses	3,404,979	657,926

Loss from operations	(3,404,979)	(657,926)
Other income/(expenses):
Gain on legal settlement	-	12,619,492
Gain on forgiveness of legal fees	-	223,007
Interest expense	-	(23,234)
Interest income	378,844	-
(Loss) income before income tax expense	(3,026,135)	12,161,339
Income tax expense	-	55,109
Net (loss) income	$(3,026,135)	12,106,230
Preferred stock dividend	-	(189,042)
Net (loss) income applicable to common shareholders	(3,026,135)	11,917,188

Basic and diluted (loss) income per share	$(0.02)	$0.03

Weighted average common shares outstanding – basic and diluted	171,950,108	366,183,697

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock–Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 1, 2022	5,797,102	$3,960,866	376,858,323	$37,686	$50,051,711	$(57,671,109)	$(3,620,846)
Preferred stock dividends	—	—	—	—	—	(189,042)	(189,042)
Cancellation of preferred and common stock	(5,797,102)	(3,960,866)	(205,065,189)	(20,507)	3,981,373		—
Net income	—	—	—	—	—	12,106,230	12,106,230
Balances, December 31, 2022	—	$—	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Issuance of common stock under equity incentive plan	—	—	230,411	23	13,761	—	13,784
Net loss						(3,026,135)	(3,026,135)
Balances, December 31, 2023	—	$—	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(3,026,135)	$12,106,230
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities
Stock based compensation	13,784	-
Gain on legal settlement	-	(330,830)
Gain on forgiveness of legal fees	-	(176,889)
Changes in assets and liabilities:
Prepaid expense and other assets	(85,343)	4,258
Accounts payable and other current liabilities	397,382	137,829
Net cash (used in) provided by operating activities	(2,700,312)	11,740,598

FINANCING ACTIVITIES
Proceeds from notes payable	-	180,000
Payments made on notes payable	(411,000)	-
Net cash (used in) provided by financing activities	(411,000)	180,000

Net (decrease) increase in cash and cash equivalents	(3,111,312)	11,920,598
Cash and cash equivalents at beginning of year	11,951,224	30,626
Cash and cash equivalents at end of year	$8,839,912	$11,951,224

Supplemental disclosure of non-cash financing activities:
Cancellation of Mayne equity	$-	$3,981,373
Accrued, but unpaid dividends	$-	$189,042

Supplemental disclosures of cash flow information:
Cash paid for taxes	$53,088	$-

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

1. Corporate Overview

Overview

The accompanying audited financial statements of Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology) have been prepared by the Company as a going concern, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As used herein, the term “common stock” means the Company’s common stock, $0.0001 par value per share.

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

Our current primary focus is on the development of therapies initially for basal cell carcinoma (“BCC”), prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, on December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer.

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. The Company expects to progress with the FDA in 2024 to reach a conclusion on whether any additional clinical trials are required before submitting a New Drug Application (NDA). The current cash on hand, approximately $8.8 million on December 31, 2023, is sufficient to continue to execute the Company’s business plan as currently anticipated, without another required clinical trial. Based on the current operational plan and budget, the Company expects to have sufficient cash to manage its business and continue to pursue clinical trials and acquire other drug development opportunities, as needed. As capital requirements for additional opportunities are determined, the Company will consider raising additional capital in the public market.

3. Summary of Significant Accounting Policies

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma should be classified as non-current. As of December 31, 2023 and 2022, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

3.	Summary of Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in bank accounts in excess of Federal Deposit Insurance Corporation insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing.

Research and Development Expenses

Research and development (“R&D”) costs are expensed in the period in which they are incurred and include salaries, benefits and other related costs to support the Company’s R&D operations, amounts paid to third parties who conduct research and development activities on behalf of the Company, as well as the costs of discovery research, preclinical and clinical development, drug formulation and licensing payments. Upfront and advanced licensing payments for future use in R&D activities are recorded as prepaid expenses and are expensed as the related services are performed.

General and Administrative Expenses

General and administrative (“G&A”) expenses are expensed in the period in which they are incurred and include operating expenses not classified as R&D expenses, such as salaries, benefits, insurance, board of directors’ fees, travel costs, as well as fees for professional services related to accounting, tax and legal matters. Penalties and interest assessed as a result of unresolved tax liabilities are also classified as G&A expenses.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. Fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the weighted-average vesting term and the contract term. The risk-free rate is based on the U.S. Treasury yield. During the year ended December 31, 2023, we granted 230,411 shares of restricted common stock that are restricted as to trading for a period of one year from the date of grant. No stock-based awards were issued during the year ended December 31, 2022.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2023 or 2022.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

4. Notes Payable

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

The Loan Agreement was negotiated and approved on behalf of the Company by a special committee of disinterested, independent members of the Company’s Board of Directors which was formed on November 17, 2020 for such purpose. The special Board committee consisted of W. Mark Watson, R. Dana Ono and Debra Peattie, who were each disinterested with respect to Mayne Pharma. The balance at December 31, 2021 was $231,000.

During 2022, the Company executed several agreements with Mayne Pharma to amend the Loan Agreement and the Facility (the “Loan Amendments”). Under the terms of the Loan Amendments: (i) the amount of the Facility was increased several times, ultimately to $411,000, (ii) the maturity date of the Facility was extended several times and the outstanding balance was ultimately agreed to be repaid per the settlement relating to the Company’s litigation proceedings described in Note 8. Except as modified by the Loan Amendment, the terms and conditions of the Loan Agreement and the Facility remained in full force and effect. The proceeds of the expanded Facility were used by the Company for general working capital purposes, including the payment of a portion of previously deferred employee compensation to allow the Company to continue to operate until the proceeds from the legal settlement were received. Proceeds of $180,000 related to this letter agreement were received during the year ended December 31, 2022. The balance outstanding at December 31, 2022 was $411,000 and was repaid in February 2023.

5. Income Taxes

The components of the income tax expense for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Current:
Federal	$-	$22,850
State	-	32,259
Total current expense	-	55,109
Deferred:
Federal	-	-
State	-	-
Total deferred expense	-	-
Income tax expense	$-	$55,109

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

5.	Income Taxes (continued)

The difference between expected income tax expense (benefit) and income tax expense (benefit) recorded in the financial statements is explained below:

	Years Ended December 31,
	2023	2022
Income taxes (benefit) expense computed at statutory rate	$(635,488)	$2,514,182
State income tax (benefit) expense, net	(131,486)	520,196
Other	45,096	(70,951)
Change in valuation allowance	721,878	(2,908,318)
Total	$—	$55,109

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
Deferred tax assets (liabilities)	2023	2022
In-process research and development	$742,574	$742,574
Net operating loss carry forward	3,516,913	3,870,413
Capitalized research expense	315,028	—
Deferred income	760,350	—
R&D credit	78,336	78,336
Share-based compensation	34,231	34,231
Other	6,061	6,061
	5,453,493	4,731,615
Less: valuation allowance	(5,453,493)	(4,731,615)
Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. At December 31, 2023 and 2022, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

The Company has historically generated federal and state net operating loss (“NOLs”). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. Although the NOLs are available to be used to offset the taxable income generated from the Settlement Agreement, otherwise the NOLs incurred prior to December 13, 2022 are subject to this limitation. As such, the use of these NOLs to offset taxable income was limited to approximately $37,000 in 2022 subsequent to the Effective Date of the Settlement Agreement and approximately $0.7 million per year in 2023 and future periods. As of December 31, 2023 and 2022, the Company’s federal and state NOLs are approximately $14 million and $15 million, respectively.

Penalties and interest incurred by the Company as a result of unresolved tax liabilities during the year ended December 31, 2023 totaled approximately $17,000. These costs are included in General and administrative expenses within the Statement of Operations and are accrued within Accrued expenses and other liabilities on the balance sheet as of December 31, 2023.

The Company follows the provisions of ASC 740-10 “Uncertainty in Income Taxes” wherein certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2023 and 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

6. Stockholders’ Equity

Employee Stock Plans

A 2009 Stock Incentive Plan was adopted by the Board of Directors and approved by the shareholders of CBI, the Company’s predecessor company. There are no options outstanding under this plan. On July 18, 2014, the Equity Incentive Plan (“EIP”) was adopted by the Company’s Board of Directors. On September 30, 2014, the EIP was approved by the majority of stockholders. The 2014 EIP initially authorized the issuance of up to 32,583,475 shares of the Company’s common stock. An additional 11 million shares were added to the 2014 EIP for a total of 43,583,475 shares pursuant to the agreement entered into by the Company and Mayne Pharma in December 2018.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

6.	Stockholders’ Equity (continued)

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

Stock option activity for the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Outstanding at December 31, 2021	13,349,461	$0.10	$1,072,144
Granted	-
Exercise	-
Forfeited	(10,773,815)
Outstanding at December 31, 2022	2,575,646	$0.09	$111,774
Granted	-
Exercise	-
Forfeited	-
Outstanding at December 31, 2023	2,575,646	$0.09	$93,633

Options outstanding (all are exercisable) at December 31, 2023 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.03 - $0.10	2,015,646	6.5	$0.04	$93,633

$0.11 - $0.30	560,000	3.3	$0.25	$-
	2,575,646			$93,633

There were no options issued during the years ended December 31, 2023 and 2022. As of December 31, 2023, there was no unamortized stock-based compensation.

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

During the year ended December 31, 2023, the Company granted 230,411 restricted common shares with an aggregate grant date fair value of approximately $0.01 million to the members of our Board of Directors under the equity incentive plan. The common shares are fully vested upon issuance but are restricted to trading for a period of one year from the date of grant. There was no stock-based compensation for the year ended December 31, 2022.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

7. Related Party Transactions

The Company had significant contractual agreements with Mayne Pharma, a majority stockholder prior to the Settlement Agreement discussed in Note 8. There were amounts due to Mayne Pharma at December 31, 2022 as discussed in Note 4, which were repaid in February 2023. Following the resolution of the litigation in December 2022 and the resulting Settlement Agreement that resulted in Mayne Pharma surrendering all equity securities in the Company for cancellation, Mayne Pharma is no longer considered a related party of the Company.

8. Commitments and Contingencies

Exclusive License Agreement with Johns Hopkins University

On December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, basal cell carcinoma including basal cell carcinoma nevus syndrome, and lung cancer.

Pursuant to the Agreement: (i) the Company has received an exclusive worldwide license to the Patent; (ii) the Company paid JHU an upfront license fee in December 2023, (iii) the Company shall be required to make certain Minimum Annual Royalty (“MAR”) payments to JHU no later than January 1st of each calendar year in accordance with an agreed upon schedule, (iv) the Company shall be required to pay to JHU a royalty on cumulative net sales, with an additional supplement due where a licensed product is given exclusivity in the U.S. by patent rights, (v) if the Company enters into any sublicense they will pay to JHU a certain percentage of all consideration received from sublicensee but excluding (i) any consideration received by Licensee for Royalties on Sublicensee Sales (Royalties on Sales by Sublicensees will be treated as if Licensee made the Sale), and (ii) any payment of Past Patent Costs or Patent Costs made by Sublicensee to License), (vi) should the Company receive compensation in the form of a voucher, the Company will pay a certain percentage of the sale to JHU and (vii) the Company shall be required to pay to JHU certain development-related milestone payments upon the Company meeting each of a series of agreed upon milestones. The Agreement contains other customary terms and conditions.

JHU has the right to terminate the Agreement upon the occurrence of certain events, including delinquency in payments, failure to timely reach milestones, noncompliance with audit or insurance obligations, or the Company entering into voluntary bankruptcy or insolvency. The Company may terminate the Agreement without cause upon 90 days advance written notice.

In compliance with the agreement, the Company paid in December 2023 (i) the upfront license fee of $40,000, which has been recorded as a prepaid expense and will be expensed over the term of the Agreement and (ii) the first MAR of $10,000. The remaining MAR payments required to be paid by the Company no later than January 1st of each calendar year are as follows:

By January 1, 2025: $10,000

By January 1, 2026: $15,000

By January 1, 2027 and every year thereafter until the first commercial sale of an associated licensed product: $50,000

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is not the subject of any pending legal proceedings.

On September 15, 2022, Hedgepath, LLC (“HPLLC”), a significant minority stockholder of the Company at the time, filed a civil action in the Delaware Court of Chancery (the “Court”) captioned Hedgepath, LLC v. Magrab, et al., C.A. No. 2019-0529-JTL (the “Action”) against certain of the Company’s current and former directors, and its President and Chief Executive Officer (the “Individual Defendants”), as well as the Company’s majority stockholder, Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”, and collectively with the Individual Defendants, the “Defendants”). The Company was named as a nominal defendant given the derivative nature of the claims. On December 3, 2019, HPLLC filed its Verified Amended and Supplemental Complaint (the “Complaint”). The Complaint asserts various claims, either directly on behalf of HPLLC or derivatively on behalf of the Company, for alleged breaches of fiduciary duty, violation of Delaware statute, waste, fraudulent misrepresentation, declaratory judgment, and dilution of stockholder equity arising out of transactions previously entered into between the Company and Mayne Pharma and Mayne Pharma’s relationship with the Company generally. The Complaint seeks unspecified damages and other relief. Additionally, on March 23, 2020, a Stockholder Class Action Complaint was filed in the Court by Company stockholder and purported class representative Samuel P. Sears purportedly on behalf of a class of certain holders of the Company’s common stock. That lawsuit, captioned Sears v. Magrab et al., C.A. No. 2020-0215-JTL (the “Putative Class Action”), asserts claims against the same Defendants (with the exception of the Company), and the facts underlying the claims largely mirror those alleged in the Action. On December 10, 2020, the Court entered a stipulated Order coordinating the Action and the Putative Class Action (together, the “Coordinated Actions”).

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Cash Consideration received by the Company pursuant to the Settlement Agreement in the amount of $14.25 million is reflected as a Gain on legal settlement within the Statement of Operations along with various other items stipulated within the Settlement Agreement, including (i) legal costs incurred by the Company relating to the litigations of $2.0 million, (ii) forgiveness of certain balances due to Mayne Pharma of approximately $0.3 million and (iii) various compensation-related items owed to the Individual Defendants of approximately $0.04 million. As discussed in Note 5, the potential income taxes generated from the taxable income resulting from this settlement is mitigated substantially from the utilization of federal and state NOLs, resulting in a cash tax liability for 2022 of approximately $55,000.

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

Office Lease

The company leases office space under a non-cancelable operating lease with an expiration date of May 31, 2024. Due to the short-term nature of the agreement, the Company has elected not to apply the recognition requirements of ASC Topic 842 - Leases for this lease agreement in accordance with ASC 842-20-25-2. The rent expense associated with the lease agreement is recognized on a straight-line basis over the lease term within General and administrative expenses within the Statement of Operations. Rent expense for the years ended December 31, 2023 and 2022 totaled approximately $25,000 and $0, respectively.

9. Subsequent Events

In February 2024, the Company approved a proposal with Avior Bio, Inc. (“Avior”) for the creation of a new patentable formulation of itraconazole. Avior will develop, manufacture and release the formulation and assist with the regulatory process. The Company expects to pay fees of approximately $0.3 million for these services, all of which are expected to be incurred in 2024. The Chief Executive Officer of Avior is a member of the Company’s Board of Directors, and as a result Avior is deemed to be a related party of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: March 29, 2024	By:	/S/ Francis E. O’Donnell
	Name:	Francis E. O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. McNulty
	Name:	James A. McNulty
	Title:	Interim Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ Francis E. O’Donnell	Chairman and Director	March 29, 2024
Francis E. O’Donnell

/S/ Samuel J. Sears	Director	March 29, 2024
Samuel J. Sears

/S/ Niraj Vasisht	Director	March 29, 2024
Niraj Vasisht

/S/ Michelle Yanez	Director	March 29, 2024
Michelle Yanez

/S/ Michael Jerman	Director	March 29, 2024
Michael Jerman

/S/ Ronald E. Osman	Director	March 29, 2024
Ronald E. Osman

53