Form 10-Q
period 2024-03-31
Inhibitor Therapeutics, Inc.
filed 2024-05-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 172,323,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,681,821	$8,839,912
Prepaid expenses and other assets	112,399	109,243
Total current assets	7,794,220	8,949,155
Total assets	$7,794,220	$8,949,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,916	$33,731
Accrued expenses and other liabilities	43,934	631,433
Total current liabilities	155,850	665,164
Deferred revenue	3,000,000	3,000,000
Total liabilities	3,155,850	3,665,164
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,323,545 and 172,023,545 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	17,232	17,202
Additional paid-in capital	54,085,905	54,046,845
Accumulated deficit	(49,464,767)	(48,780,056)
Total stockholders’ equity	4,638,370	5,283,991
Total liabilities and stockholders’ equity	$7,794,220	$8,949,155

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:	$—	$—
Expenses:
Research and development	235,359	201,398
General and administrative	539,458	428,326
Total expenses	774,817	629,724
Loss from operations	(774,817)	(629,724)

Other income:
Interest income	90,106	90,128
Net loss	$(684,711)	$(539,596)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average common stock shares outstanding – basic and diluted	172,079,589	171,793,134

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred Stock– Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	—	—	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	—	—	18,090	—	18,090
Net loss	—	—	—	—	—	(684,711)	(684,711)
Balances, March 31, 2024	—	$—	172,323,545	$17,232	$54,085,905	$(49,464,767)	$4,638,370

	Preferred Stock– Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	—	$—	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Net loss	—	—	—	—	—	(539,596)	(539,596)
Balances, March 31, 2023	—	$—	171,793,134	$17,179	$54,033,084	$(46,293,517)	$7,756,746

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(684,711)	$(539,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	39,090	-
Changes in assets and liabilities:
Prepaid expenses	(3,156)	(28,348)
Accounts payable and other current liabilities	(509,314)	(189,339)
Net cash used in operating activities	(1,158,091)	(757,283)
Financing activities:
Payments made on notes payable	—	(411,000)
Net cash used in financing activities	—	(411,000)
Net change in cash and cash equivalents	(1,158,091)	(1,168,283)
Cash and cash equivalents at beginning of period	8,839,912	11,951,224
Cash and cash equivalents at end of period	$7,681,821	$10,782,941

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

1. Corporate Overview

Overview

Inhibitor Therapeutics, Inc., a Delaware corporation (the “Company”, “INTI”, “we”, “us” or similar terminology), is a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. The Company also has explored and expects to continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs for the treatment of cancer and other diseases based on repurposing active ingredients of already approved drugs.

The accompanying unaudited condensed financial statements of the Company have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2024, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 29, 2024 (the “2023 Annual Report”). The accompanying condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “common stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2023 Annual Report and the Company’s other filings with the SEC.

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

On December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer. The Company has formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which the Company has engaged the services of external experts in the field to assist with the process.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. The Company expects to progress with the FDA during 2024 to reach a conclusion on whether any additional clinical trials are required before submitting a New Drug Application (“NDA”). The current cash on hand, approximately $7.7 million as of March 31, 2024, is sufficient to continue to execute the Company’s business plan as currently anticipated, without another required clinical trial. Based on the current operational plan and budget, the Company expects to have sufficient cash over the next 12 months to manage its business and continue to pursue clinical trials and acquire other drug development opportunities, as needed. As capital requirements for additional opportunities are determined, the Company will consider raising additional capital in the public market.

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) should be classified as non-current. At March 31, 2024 and December 31, 2023, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, the Company may maintain cash balances in bank accounts in excess of Federal Deposit Insurance Corporation insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

General and Administrative Expenses

General and administrative (“G&A”) expenses are expensed in the period in which they are incurred and include operating expenses not classified as R&D expenses, such as salaries, benefits, insurance, board of directors fees, travel costs, as well as fees for professional services related to accounting, tax and legal matters. Penalties and interest assessed as a result of unresolved tax liabilities are also classified as G&A expenses.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Accounting for Share-Based Payments, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. The fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the weighted-average vesting term and the contract term. The risk-free rate is based on the U.S. Treasury yield.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse.

Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements as of March 31, 2024.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that any will have a material impact on the Company’s results of operations or financial position.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

4. Stockholders’ Equity

Employee Stock Plans

During the three months ended March 31, 2024, the Company granted 300,000 restricted common shares with an aggregate grant date fair value of approximately $0.02 million to the members of our Board of Directors under the equity incentive plan. The common shares are fully vested upon issuance but are restricted from trading for a period of one year from the date of grant. There were no grants of restricted common stock during the three months ended March 31, 2023.

During the three months ended March 31, 2024, the Company issued 270,000 common stock options with an exercise price of $0.08 per share and a grant date fair value of $0.07 per share. The aggregate fair value of the options issued was approximately $0.02 million, as determined by using the Black-Scholes valuation model. The assumptions used to estimate the fair value of the options issued during the period were as follows: risk-free interest rate: 4.33%; expected term: 5 years; expected volatility: 129.86%; and no dividend yield. The options are fully vested upon issuance and the contractual terms expire in 2034.

As of March 31, 2024, there were 2,845,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation as of March 31, 2024. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of March 31, 2024 were 6.0 years, $0.09 and approximately $0.05 million, respectively.

There was approximately $0.04 million of stock-based compensation for the three months ended March 31, 2024 associated with the grants of restricted common shares and issuance of stock options. There was no stock-based compensation for the three months ended March 31, 2023.

5. Legal Proceedings

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

Background of Our Company

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

Our current primary focus is on the development of therapies initially for BCC, prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

On December 12, 2023, we entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted our Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer. We have formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which we have engaged the services of external experts in the field to assist with the process.

Critical Accounting Policies

Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimates and actual amounts have not had a significant impact on our financial statements. Critical accounting policies and estimates used to prepare the financial statements are discussed with the Audit Committee of our Board of Directors as they are implemented and on an annual basis.

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2023 Annual Report.

Results of Operations

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Research and Development Expenses. We incurred $0.2 million of research and development expenses during each of the three months ended March 31, 2024 and March 31, 2023. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities and remained consistent year-over-year. Research and development expenses will increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $0.5 million and $0.4 million in general and administrative expenses during the three months ended March 31, 2024 and March 31, 2023, respectively. General and administrative expenses are composed primarily of compensation costs of $0.3 million, insurance costs of $0.1 million and professional services fees of $0.1 million. The increase of approximately $0.1 million is primarily due to variables in other normal operating expenses.

Interest income. We recognized approximately $0.1 million interest income during each of the three months ended March 31, 2024 and March 31, 2023. The interest income is generated from deposits held in our depository accounts.

Liquidity and Capital Resources

We are presently focused on our business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. We expect to progress with the FDA during 2024 to reach a conclusion on whether any additional clinical trials are required before submitting our New Drug Application (NDA). Our current cash on hand, approximately $7.7 million as of March 31, 2024, is sufficient to continue to execute our business plan as currently anticipated, for the next 12 months without another required clinical trial. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business and continue to pursue clinical trials and acquire other drug development opportunities, as needed once we determine our requirements for the BCCNS product. As we determine capital requirements for additional opportunities, we will consider raising additional capital in the public market.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, (ii) results from discussions with the FDA, or (iii) the application and availability of corporate funds and our need for future funds. Such forward-looking statements also involve other factors, some of which are outside of our control, which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to fluctuate significantly. Such factors include, among others:

●	acceptance of our business model by investors and potential commercial collaborators;

●	our future capital requirements and our ability to satisfy our capital needs;

●	our ability to commence and complete required clinical trials of our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidates;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members;

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

●	those risk factors listed under Item 1A of our 2023 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: May 13, 2024	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ James A. McNulty
James A. McNulty Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

