Form 10-Q
period 2024-06-30
Inhibitor Therapeutics, Inc.
filed 2024-08-06
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, there were 172,323,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,098,742	$8,839,912
Prepaid expenses and other assets	74,625	109,243
Total current assets	7,173,367	8,949,155
Total assets	$7,173,367	$8,949,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,803	$33,731
Accrued expenses and other liabilities	16,724	631,433
Total current liabilities	35,527	665,164
Deferred revenue	3,000,000	3,000,000
Total liabilities	3,035,527	3,665,164
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series B Convertible, Redeemable, Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,323,545 and 172,023,545 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	17,232	17,202
Additional paid-in capital	54,087,065	54,046,845
Accumulated deficit	(49,966,457)	(48,780,056)
Total stockholders’ equity	4,137,840	5,283,991
Total liabilities and stockholders’ equity	$7,173,367	$8,949,155

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:	$—	$—	$—	$—
Expenses:
Research and development	239,776	233,993	475,135	435,391
General and administrative	345,371	508,468	884,829	936,794
Total expenses	585,147	742,461	1,359,964	1,372,185
Loss from operations	(585,147)	(742,461)	(1,359,964)	(1,372,185)

Other income:
Interest income	83,457	87,940	173,563	178,068
Net loss	$(501,690)	$(654,521)	$(1,186,401)	$(1,194,117)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common stock shares outstanding – basic and diluted	172,323,545	171,968,134	172,201,567	171,881,117

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	18,090	—	18,090
Net loss	—	—	—	(684,711)	(684,711)
Balances, March 31, 2024	172,323,545	$17,232	$54,085,905	$(49,464,767)	$4,638,370
Stock-based compensation	—	—	1,160	—	1,160
Net loss	—	—	—	(501,690)	(501,690)
Balances, June 30, 2024	172,323,545	$17,232	$54,087,065	$(49,966,457)	$4,137,840

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2023	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Net loss	—	—	—	(539,596)	(539,596)
Balances, March 31, 2023	171,793,134	$17,179	$54,033,084	$(46,293,517)	$7,756,746
Issuance of common stock under equity incentive plan	175,000	18	12,232	—	12,250
Net loss	—	—	—	(654,521)	(654,521)
Balances, June 30, 2023	171,968,134	$17,197	$54,045,316	$(46,948,038)	$7,114,475

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(1,186,401)	$(1,194,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,250	12,250
Changes in assets and liabilities:
Prepaid expenses	34,618	(34,107)
Accounts payable and other current liabilities	(629,637)	(223,923)
Net cash used in operating activities	(1,741,170)	(1,439,897)
Financing activities:
Payments made on notes payable	—	(411,000)
Net cash used in financing activities	—	(411,000)
Net change in cash and cash equivalents	(1,741,170)	(1,850,897)
Cash and cash equivalents at beginning of period	8,839,912	11,951,224
Cash and cash equivalents at end of period	$7,098,742	$10,100,327

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The accompanying unaudited condensed financial statements of the Company have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2024, and for all periods presented, have been made.

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

The results of operations for the three-month and six-month period ended June 30, 2024, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2023 Annual Report and the Company’s other filings with the SEC.

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

During the six months ended June 30, 2024, the Company formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which the Company has engaged the services of external experts in the field to assist with the process. The Company’s Phase 2b clinical study (HP2001) uses a novel formulation of itraconazole, which is referenced in the pre-IND submission. The Company was granted a meeting with the Dermatology Division of the FDA, which the Company subsequently cancelled (with acknowledgment from the FDA), as the Company believes the pre-IND meeting is more ideally suited for the Oncology Division of the FDA. As such, the Company is currently pursuing an in-person meeting with the Oncology Division of the FDA.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. The Company expects to progress with the FDA during 2024 to reach a conclusion on whether any additional clinical trials are required before submitting a New Drug Application (“NDA”). The current cash on hand, approximately $7.1 million as of June 30, 2024, is sufficient to continue to execute the Company’s business plan as currently anticipated, assuming the receipt of favorable guidance from the FDA such that additional clinical trials will not be required. Based on the current operational plan and budget, the Company expects to have sufficient cash over the next 12 months to manage its business and continue to pursue other drug development opportunities, as needed. As capital requirements for additional opportunities are determined, or additional clinical trials, the Company will consider raising additional capital in the public market.

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) should be classified as non-current. As of June 30, 2024 and December 31, 2023, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees and non-employees using a fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. The fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the weighted-average vesting term and the contract term. The risk-free rate is based on the U.S. Treasury yield.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse.

Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements as of June 30, 2024.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that any will have a material impact on the Company’s results of operations or financial position.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

4. Stockholders’ Equity

Employee Stock Plans

During the six months ended June 30, 2024, the Company granted 300,000 restricted shares of common stock with an aggregate grant date fair value of approximately $0.02 million to the members of our Board of Directors under the equity incentive plan. During the six months ended June 30, 2023, the Company granted 175,000 restricted shares of common stock with an aggregate grant date fair value of approximately $0.01 million to the members of our Board of Directors under the equity incentive plan. The shares of common stock were fully vested upon issuance but are restricted from trading for a period of one year from the date of grant.

During the six months ended June 30, 2024, the Company issued 290,000 common stock options with an exercise price of $0.08 per share and a weighted-average grant date fair value of $0.07 per share. The aggregate fair value of the options issued was approximately $0.02 million, as determined by using the Black-Scholes valuation model. The weighted-average assumptions used to estimate the fair value of the options issued during the period were as follows: risk-free interest rate: 4.33%; expected term: 5 years; expected volatility: 129.18%; and no dividend yield. The options are fully vested upon issuance and the contractual terms expire in 2034.

As of June 30, 2024, there were 2,865,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation as of June 30, 2024. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of June 30, 2024 were 5.7 years, $0.09 and approximately $0.07 million, respectively.

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

During the six months ended June 30, 2024, we formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which we have engaged the services of external experts in the field to assist with the process. Our Phase 2b clinical study (HP2001) uses a novel formulation of itraconazole, which we reference in our pre-IND submission. We were granted a meeting with the Dermatology Division of the FDA, which we subsequently cancelled (with acknowledgment from the FDA), as we believe the pre-IND meeting is more ideally suited for the Oncology Division of the FDA. As such, we are currently pursuing an in-person meeting with the Oncology Division of the FDA.

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

Results of Operations

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Research and Development Expenses. We incurred $0.2 million of research and development expenses during each of the three months ended June 30, 2024 and June 30, 2023. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities and remained consistent quarter-over-quarter. We expect research and development expenses to increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $0.3 million and $0.5 million in general and administrative expenses during the three months ended June 30, 2024 and June 30, 2023, respectively. During the three months ended June 30, 2024, general and administrative expenses were composed primarily of compensation costs of $0.2 million and insurance costs of $0.1 million. The decrease in general and administrative expenses of approximately $0.2 million is primarily due to reductions in the fees incurred for professional services.

Interest income. We earned approximately $0.1 million of interest income during each of the three months ended June 30, 2024 and June 30, 2023. The interest income is generated from deposits held in our depository accounts.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research and Development Expenses. We incurred $0.5 million and $0.4 million of research and development expenses during the six months ended June 30, 2024 and June 30, 2023, respectively. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities and remained consistent with the prior year-to-date period. The increase in research and development expenses is the result of the necessary costs to support the incremental R&D activity during the current year. We expect research and development expenses will continue to increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $0.9 million in general and administrative expenses during each of the six months ended June 30, 2024 and June 30, 2023. During the six months ended June 30, 2024, general and administrative expenses are composed primarily of compensation costs of $0.5 million, insurance costs of $0.2 million and professional services fees of $0.2 million. The slight decrease in general and administrative expenses is primarily due to variables in other operating expenses categories.

Interest income. We earned approximately $0.2 million of interest income during each of the six months ended June 30, 2024 and June 30, 2023. The interest income is generated from deposits held in our depository accounts.

Liquidity and Capital Resources

We are presently focused on our business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. We expect to progress with the FDA during 2024 to reach a conclusion on whether any additional clinical trials are required before submitting our New Drug Application (NDA). Our current cash on hand, approximately $7.1 million as of June 30, 2024, is sufficient to continue to execute our business plan as currently anticipated, assuming we get favorable guidance from the FDA such that we do not require additional clinical trials. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business and continue to pursue other drug development opportunities, as needed. As capital requirements for additional opportunities are determined, or additional clinical trials, we will consider raising additional capital in the public market.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: August 6, 2024	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ James A. McNulty
James A. McNulty Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

