Form 10-Q
period 2024-09-30
Inhibitor Therapeutics, Inc.
filed 2024-11-12
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 172,323,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,378,304	$8,839,912
Prepaid expenses and other assets	73,138	109,243
Total current assets	6,451,442	8,949,155
Total assets	$6,451,442	$8,949,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$33,731
Accrued expenses and other liabilities	42,853	631,433
Total current liabilities	44,559	665,164
Deferred revenue	3,000,000	3,000,000
Total liabilities	3,044,559	3,665,164
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Series A preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series B convertible, redeemable, preferred stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Undesignated preferred stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,323,545 and 172,023,545 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	17,232	17,202
Additional paid-in capital	54,087,065	54,046,845
Accumulated deficit	(50,697,414)	(48,780,056)
Total stockholders’ equity	3,406,883	5,283,991
Total liabilities and stockholders’ equity	$6,451,442	$8,949,155

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:	$—	$—	$—	$—
Expenses:
Research and development	319,621	260,765	794,756	696,156
General and administrative	493,575	498,763	1,378,404	1,435,557
Total expenses	813,196	759,528	2,173,160	2,131,713
Loss from operations	(813,196)	(759,528)	(2,173,160)	(2,131,713)

Other income:
Interest income	82,239	94,768	255,802	272,836
Net loss	$(730,957)	$(664,760)	$(1,917,358)	$(1,858,877)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common stock shares outstanding – basic and diluted	172,323,545	172,012,404	172,242,523	171,925,360

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	18,090	—	18,090
Net loss	—	—	—	(684,711)	(684,711)
Balances, March 31, 2024	172,323,545	$17,232	$54,085,905	$(49,464,767)	$4,638,370
Stock-based compensation	—	—	1,160	—	1,160
Net loss	—	—	—	(501,690)	(501,690)
Balances, June 30, 2024	172,323,545	$17,232	$54,087,065	$(49,966,457)	$4,137,840
Net loss	—	—	—	(730,957)	(730,957)
Balances, September 30, 2024	172,323,545	$17,232	$54,087,065	$(50,697,414)	$3,406,883

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Net loss	—	—	—	(539,596)	(539,596)
Balances, March 31, 2023	171,793,134	$17,179	$54,033,084	$(46,293,517)	$7,756,746
Issuance of common stock under equity incentive plan	175,000	18	12,232	—	12,250
Net loss	—	—	—	(654,521)	(654,521)
Balances, June 30, 2023	171,968,134	$17,197	$54,045,316	$(46,948,038)	$7,114,475
Issuance of common stock under equity incentive plan	55,411	5	1,529	—	1,534
Net loss	—	—	—	(664,760)	(664,760)
Balances, September 30, 2023	172,023,545	$17,202	$54,046,845	$(47,612,798)	$6,451,249

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(1,917,358)	$(1,858,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,250	13,784
Changes in assets and liabilities:
Prepaid expenses	36,105	(46,171)
Accounts payable and other current liabilities	(620,605)	(111,342)
Net cash used in operating activities	(2,461,608)	(2,002,606)
Financing activities:
Payments made on notes payable	—	(411,000)
Net cash used in financing activities	—	(411,000)
Net change in cash and cash equivalents	(2,461,608)	(2,413,606)
Cash and cash equivalents at beginning of period	8,839,912	11,951,224
Cash and cash equivalents at end of period	$6,378,304	$9,537,618

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The accompanying condensed financial statements of the Company have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2024, and for all periods presented, have been made.

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

The results of operations for the three-month and nine-month periods ended September 30, 2024, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2023 Annual Report and the Company’s other filings with the SEC.

Nature of the Business

The Company’s primary focus is on the development of therapies initially for basal cell carcinoma nevus syndrome (“BCCNS”), prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the U.S. Food and Drug Administration (“FDA”) to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

On December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, basal cell carcinoma (“BCC”) including BCCNS, and lung cancer.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

In May 2024, the Company formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which the Company has engaged the services of external experts in the field to assist with the process. The Company’s Phase 2b clinical study (HP2001) uses a novel formulation of itraconazole, which is referenced in the pre-IND submission.

The Company was granted a meeting in late June 2024 with the Dermatology Division of the FDA, which the Company subsequently cancelled (with acknowledgement from the FDA), as the Company believed it required input from the FDA’s Division of Oncology. Additionally, the FDA required further understanding of the right of use to the HP2001 study to further discuss some of the Pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary and the Company believes it has provided sufficient information around the right of use to proceed with the Pre-IND.

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. The Company continues to progress with the FDA during 2024 to reach a conclusion on whether any additional clinical trials are required before submitting a New Drug Application (“NDA”). Management believes that the current cash on hand, approximately $6.4 million as of September 30, 2024, is sufficient to continue to execute the Company’s business plan as currently anticipated, assuming the receipt of favorable guidance from the FDA such that additional clinical trials will not be required, however there can be no assurances of this outcome in the near term. Based on the current operational plan and budget, the Company expects to have sufficient cash over the next 12 months to manage its business and continue to pursue other drug development opportunities, as needed. As capital requirements for additional opportunities are determined, or additional clinical trials, the Company will consider raising additional capital in the public market, if necessary and on commercially reasonable terms.

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) should be classified as non-current. As of September 30, 2024 and December 31, 2023, deferred revenue consisted of $3.0 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

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

4. Related Party Transactions

The Company has engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole from which results are expected in the next several months. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study to the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

5. Stockholders’ Equity

Employee Stock Plans

During the nine months ended September 30, 2024, the Company granted 300,000 restricted shares of common stock with an aggregate grant date fair value of approximately $0.02 million to the members of the Board of Directors under the equity incentive plan. During the nine months ended September 30, 2023, the Company granted 230,411 restricted shares of common stock with an aggregate grant date fair value of approximately $0.01 million to the members of the Board of Directors under the equity incentive plan. The shares of common stock were fully vested upon issuance but are restricted from trading for a period of one year from the date of grant.

During the nine months ended September 30, 2024, the Company issued 290,000 common stock options with an exercise price of $0.08 per share and a weighted-average grant date fair value of $0.07 per share. The aggregate fair value of the options issued was approximately $0.02 million, as determined by using the Black-Scholes valuation model. The weighted-average assumptions used to estimate the fair value of the options issued during the period were as follows: risk-free interest rate: 4.33%; expected term: 5 years; expected volatility: 129.18%; and no dividend yield. The options are fully vested upon issuance and the contractual terms expire in 2034. There were no stock options issued during the nine months ended September 30, 2023.

As of September 30, 2024, there were 2,865,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation as of September 30, 2024. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of September 30, 2024 were 5.5 years, $0.09 and approximately $0.1 million, respectively.

6. Legal Proceedings

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

Our current primary focus is on the development of therapies initially for BCCNS, prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. We have developed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

On December 12, 2023, we entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted our Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including BCCNS, and lung cancer.

In May 2024, we formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which we have engaged the services of external experts in the field to assist with the process. Our Phase 2b clinical study (HP2001) uses a novel formulation of itraconazole, which we reference in our pre-IND submission.

The Company was granted a meeting in late June 2024 with the Dermatology Division of the FDA, which the we subsequently cancelled (with acknowledgement from the FDA), as we believed it required input from the FDA’s Division of Oncology. Additionally, the FDA required further understanding of the right of use to the HP2001 study to further discuss some of the Pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary and we believe we have provided sufficient information around the right of use to proceed with our Pre-IND.

Further, we have engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole from which results are expected in the next several months. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study to the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study.

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

Results of Operations

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Research and Development Expenses. We incurred $0.3 million of research and development expenses during each of the three months ended September 30, 2024 and September 30, 2023. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities and remained consistent quarter-over-quarter. We expect research and development expenses to increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $0.5 million in general and administrative expenses during each of the three months ended September 30, 2024 and September 30, 2023, respectively. During the three months ended September 30, 2024, general and administrative expenses were composed primarily of compensation costs of $0.2 million, professional services fees of $0.2 million and insurance costs of $0.1 million and remained consistent quarter-over-quarter.

Interest income. We earned approximately $0.1 million of interest income during each of the three months ended September 30, 2024 and September 30, 2023. The interest income is generated from deposits held in our depository accounts.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Research and Development Expenses. We incurred $0.8 million and $0.7 million of research and development expenses during the nine months ended September 30, 2024 and September 30, 2023, respectively. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities and remained consistent with the prior year-to-date period. The increase in research and development expenses is the result of the necessary costs to support the incremental R&D activity during the current year. We expect research and development expenses will continue to increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $1.4 million in general and administrative expenses during each of the nine months ended September 30, 2024 and September 30, 2023. During the nine months ended September 30, 2024, general and administrative expenses are composed primarily of compensation costs of $0.7 million, professional services fees of $0.4 million and insurance costs of $0.3 million and remained consistent quarter-over-quarter.

Interest income. We earned approximately $0.3 million of interest income during each of the nine months ended September 30, 2024 and September 30, 2023. The interest income is generated from deposits held in our depository accounts.

Liquidity and Capital Resources

We are presently focused on our business plan of developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. We continue to progress with the FDA during 2024 to reach a conclusion on whether any additional clinical trials are required before submitting our New Drug Application (NDA). We believe that our current cash on hand, approximately $6.4 million as of September 30, 2024, is sufficient to continue to execute our business plan as currently anticipated, assuming we get favorable guidance from the FDA such that we do not require additional clinical trials, however there can be no assurances of this outcome in the near term. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business and continue to pursue other drug development opportunities, as needed. As capital requirements for additional opportunities are determined, or additional clinical trials, we will consider raising additional capital in the public market, if necessary and on commercially reasonable terms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ James A. McNulty
James A. McNulty
Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

