Form 10-K
period 2024-12-31
Inhibitor Therapeutics, Inc.
filed 2025-03-28
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to

Commission file number 001-13467

Inhibitor Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0793665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3014 W. Palmira Avenue Suite 302 Tampa, FL	33629-7264
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 813-864-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	n/a

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 was approximately $6.6 million based on the closing sale price of the company’s common stock on such date of $0.08 per share, as reported by the OTC Markets Group, Inc.

As of March 28, 2025, there were 172,323,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2024

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

●	From 2018 through 2022 we conducted only minimal operations due to litigation that was settled in late 2022 and was impeding our ability to finance and progress our business. Since closing the litigation on December 13, 2022, our efforts are centered on progressing a revised business plan, including a website overhaul to reflect our ongoing direction to continue development of our intellectual property and acquire additional assets to enhance shareholder value.

●	We are a pre-revenue pharmaceutical development company and are thus subject to the risks associated with early-stage businesses in that industry.

●	Raising additional capital or issuing new securities in connection with strategic transactions may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We are early in our development efforts. Assuming we are able to raise new funding, if we are unable to clinically develop and ultimately commercialize Itraconazole or other product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidate.

●	Even if any of our product candidates receive marketing approval for any indication, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	If we are unable to obtain and maintain patent protection for our technology and products (particularly itraconazole as an anti-cancer therapy), or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to commercialize our technology and products may be impaired.

●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

●	If we fail to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidate, and our ability to generate revenue and the viability of our company will be materially impaired.

●	Special FDA regulatory designations, such as fast track, breakthrough therapy and orphan designation may not be available for our product candidates.

●	An active trading market for our common stock does not exist and may not develop or be sustained.

●	Even if a market for our common stock develops, the market price of our common stock may be significantly volatile, which could result in substantial losses for purchasers.

PART I

Item 1.	Description of Business.

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

Our current primary focus is on the development of therapies initially for basal cell carcinoma nevus syndrome (“BCCNS”), prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. We have developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. On December 12, 2023, we entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to our Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, basal cell carcinoma (“BCC”) including BCCNS, and lung cancer.

Pursuant to the Agreement: (i) we received an exclusive worldwide license to the Patent; (ii) we paid JHU an upfront license fee, (iii) we are required to make certain Minimum Annual Royalty (“MAR”) payments to JHU, (iv) we are required to pay to JHU a royalty on cumulative net sales, with an additional supplement due where a licensed product is given exclusivity in the U.S. by patent rights, (v) if we enter into any sublicense we will pay to JHU a certain percentage of all consideration received from sublicensee, (vi) should we receive compensation in the form of a voucher, we will pay a certain percentage of the sale to JHU and (vii) we are required to pay to JHU certain development-related milestone payments upon the achieving each of a series of agreed upon milestones. The Agreement contains other customary terms and conditions.

JHU has the right to terminate the Agreement upon the occurrence of certain events, including delinquency in payments, failure to timely reach milestones, noncompliance with audit or insurance obligations, or the Company entering into voluntary bankruptcy or insolvency. We may terminate the Agreement without cause upon 90 days advance written notice.

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

The Company was granted a meeting in June 2024 with the Dermatology Division of the FDA, which we subsequently cancelled (with acknowledgement from the FDA), as we believed it required input from the FDA’s Division of Oncology. Additionally, the FDA required further understanding of the right of use to the HP2001 study to further discuss some of the Pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary and we believe we have provided sufficient information around the right of use to proceed with our Pre-IND.

We have engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole from which results are expected in the first half of 2025. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study to the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study.

The development of itraconazole capsules is progressing through preclinical and formulation stages, with a strong focus on intellectual property positioning and bioavailability optimization. Key milestones include micronized particle formulation, analytical testing, and upcoming dissolution studies to compare with reference drugs. A recommended nonclinical PK, safety, and tolerability study will extend the timeline by 1.5–2 months and add $225,000–$275,000 in costs but will strengthen regulatory filings for an investigational medicinal product dossier (“IMPD”)/IND submission. The project remains on track, with a clear path toward human pharmacokinetic studies and further clinical development.

We have entered into a new agreement with BCS Stats to develop a comprehensive statistical analysis plan (SAP). This collaboration aims to enhance the robustness of clinical data interpretation, ensuring regulatory compliance and optimizing study outcomes. BCS Stats will provide advanced biostatistical expertise to support key analyses, including efficacy and safety assessments for our HP2001 study. The partnership reflects a strategic commitment to strengthening our clinical development efforts and highlighting key points when assessing the study on a per lesion basis, consistent with our Avior contract. We believe this strategy will simplify and accelerate the processes with the FDA.

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

The Hedgehog signaling pathway is a major regulator of many fundamental cellular processes in vertebrates, including primarily at the embryonic stage of development but also as it relates to stem cell maintenance, cell differentiation, tissue polarity and cell proliferation. Based on published research and our experience in human testing, we believe that inhibiting the Hedgehog pathway can delay or possibly prevent the development of certain cancers in patients. Research has shown that activation of the Hedgehog pathway can lead to the formation of cancerous tumors (a process known as tumorigenesis) such as the most common form of skin cancer known as BCC. It is apparent, however, that other mutations seem to be required for the development of a basal cell carcinoma even in BCCNS. The antiangiogenic effects of itraconazole, therefore, play a key role in its ability to treat cancers. A variety of other human cancers, including brain, gastrointestinal, lung, breast and prostate cancers, also demonstrate inappropriate activation of this pathway. Hedgehog signaling from the tumor to the surrounding cell structures has been shown to sometimes promote further tumorigenesis as well. This pathway has also been shown to regulate proliferation of cancer stem cells and to increase tumor invasiveness.

We believe that the targeted inhibition of Hedgehog signaling is or may be effective in the treatment and prevention of many types of human cancers. We also believe that the discovery and synthesis of specific Hedgehog pathway inhibitors may have significant clinical implications regarding the development of novel cancer therapies. Several synthetic Hedgehog antagonists are now being studied, some of which are undergoing clinical evaluation. The orally available compound, Erivedge®, vismodegib, developed by Curis and sold to Genentech, Inc. (a subsidiary of Roche), was the first Hedgehog inhibitor-based therapy and Odomzo®, sonidegib (developed by Novartis and sold to Sun Pharma in 2015 by Novartis) is the second orally available compound, that has been approved for treatment of advanced stages of BCC by the FDA. Most recently, in 2018, Daurismo®, glasdegib oral capsules developed by Pfizer, was approved by FDA for use in combination with low dose cytarabine for patients with newly diagnosed acute myeloid leukemia (AML), aged 75 or older who are too frail to be treated with intensive chemotherapy.

Repurposing Itraconazole for Treating Cancer

We are implementing clinical and regulatory plans to enable the repurposing of itraconazole. This strategy is intended to significantly reduce the risk and time to potential FDA approvals for marketing in the United States.

Itraconazole appears to have notable anti-cancer effects by one or more independent or synergistic mechanisms, some of which are not clearly understood and continue to be the subject of ongoing research. These anti-cancer effects have been demonstrated in various animal models and, subsequently, in human studies over the last several years.

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

BCCs in individuals with Gorlin Syndrome also known as BCCNS are primarily driven by genetic mutations that lead to the abnormal activation of the Hedgehog signaling pathway. Most commonly, mutations occur in the PTCH1 gene, a key regulator that normally inhibits the pathway by controlling the activity of the Smoothened (SMO) protein. When PTCH1 is mutated, this inhibition is lifted, resulting in unchecked SMO activity and subsequent overactivation of the Hedgehog pathway. This deregulation promotes continuous cell growth and proliferation, leading to the development of multiple BCCs over time.

Additionally, because BCCNS is an inherited autosomal dominant disorder, affected individuals already have one mutated copy of the PTCH1 gene from birth, predisposing them to further genetic hits in skin cells. Environmental factors such as ultraviolet radiation can act as secondary triggers, exacerbating the risk by inducing additional mutations. The combination of an inherent genetic defect with potential environmental influences results in the frequent and often early onset of BCCs seen in patients with BCCNS, along with other associated abnormalities like jaw cysts and skeletal anomalies

The key objective of our Phase 2b trial was to demonstrate patient benefit by reducing tumor burden that requires on-going intervention for tumor growth via surgery and/or use of more toxic Hedgehog inhibitor therapies. After the Company completed the phase 2b study on 477 distinct basal cell carcinomas demonstrating an ORR in over 50% of these basal cell carcinomas, Mayne Pharma assumed control of the SUBA-Itraconazole BCCNS program in December 2018 in exchange for (among other consideration) a 9% quarterly cash royalty on future net sales, if any, of SUBA-Itraconazole BCCNS in the United States. To the best of the Company’s knowledge, Mayne Pharma has discontinued its development efforts of SUBA itraconazole for BCCNS and the Company is unaware of any plans for its future development by Mayne. The aforementioned settlement agreement provides INTI with the right to pursue development or licensure of an itraconazole formulation for any indication and the right to pursue a license to the JHU patents.

Our Potential Market

The following table depicts our current estimate of the total available market opportunity for our proposed anti-cancer therapies based upon independent market research, scientific and industry publications, and management’s knowledge of the U.S. oncology market. Our estimates (including estimated product pricing) are based on assumptions and are subject to change.

Inhibitor Therapeutics, Inc. – Summary Estimated U.S. Market Opportunity

Cancer Type	Therapy Indication	Potential for Itraconazole	Target Patient Population	U.S. Total Estimated Available Market (*)
Prostate (1)	Patients with metastatic castrate resistant prostate cancer (mCRPC) and rising PSA levels no longer responding to androgen deprivation therapy (ADT) or have discontinued use of newer anti-androgen therapies due to lack of efficacy or toxicity	Delay the progression of metastatic disease	23,000 high-risk men with metastatic prostate cancer who are no longer responding to currently approved therapies due to biochemical resistance or toxicity	$215M at year 5 ($843M cumulative from launch) based on estimates of $4,000 - $5,000 monthly cost of 2nd line therapy

Lung (2)	Patients with advanced non-squamous cell, non-small cell lung cancer (NSCLC) who will be placed on Platinum Doublet/Pemetrexed IV Therapy	Improve the current median 8 - 10 month survival achieved with best supportive care for patients who are not eligible for treatment with tyrosine kinase or checkpoint inhibitors	45,000 men and women with late-stage disease who may be treated with chemotherapy if not eligible for other therapies	$270M at year 5 ($945M cumulative from launch based on estimates of $4,000 - $5,000 monthly cost of 2nd or 3rd line therapy

Skin (3)

Patients with BCC lesions

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

Our Strategy

Our goal is to be a leader in the development and commercialization of itraconazole-based therapeutics for the treatment of cancer patients and patients with non-cancerous proliferation disorders, assuming in all cases that we obtain sufficient funding to recommence and thereafter continue our operations. We believe that we can accomplish this goal by implementing the following key elements of our business strategy:

●	Seek FDA Programs to Expedite Drug Approvals. The FDA has various programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. These expedited programs help ensure that therapies for serious conditions are available as soon as it can be concluded that the therapies’ benefits justify their risks, taking into account the seriousness of the condition and the availability of alternative treatments. These programs include breakthrough therapy designation, fast track designation, accelerated approval, and priority review. We believe that Itraconazole for the treatment of cancer may qualify for one or more of these designations, which could help expedite the regulatory review process.

●	Commercialize and Market with Exclusivity. We are developing specific clinical trial designs to address different forms of cancer and non-cancerous proliferation disorders in order to pursue FDA approvals for multiple indications. Further, we believe Itraconazole can be commercialized in a way that maximizes benefits for patients, based on our specific therapy regimens, while eliminating generic substitution and providing us with market exclusivity protections through our intellectual property rights.

●	Formation of Scientific Advisory Board. We have a premier Scientific Advisory Board consisting of five experienced Mohs surgeons to critically review the outcomes of our Phase 2b clinical trial in BCCNS, and to provide continuing guidance to us as we navigate the FDA approval process and corporate strategy.

●	Pursuing Strategic Partnerships. We have partnered with Avior Bio, Inc. for the creation of a new, patentable formulation of Itraconazole. Avior will assist us with FDA proceedings to ensure the best possible opportunity for approval. Additionally, we have partnered with an industry experienced AI consultant to expedite further research in current data and opinions from recently published studies.

●	Exploring potential acquisitions. We continue to review the market for potential acquisitions. We have explored and will continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs and orphan indications for the treatment of cancer and other diseases.

We have and expect to continue to finance our research and development, commercialization and distribution efforts and our working capital needs primarily through:

●	proceeds from public and private financings and, potentially, from other strategic transactions, including potential royalty-related financing transactions;

●	potential partnerships with other pharmaceutical companies to assist in the supply, manufacturing and distribution of our products for which we would expect to receive milestone and royalty payments;

●	potential licensing and joint venture arrangements with third parties, including other pharmaceutical companies where we would receive funding based on out-licensing our product; and/or

●	government or private foundation grants or loans which would be awarded to us to further develop our current and future anti-cancer therapies.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society reported that an estimated total of approximately 2 million new cancer cases diagnosed and approximately 612,000 deaths occurred in the United States in 2024.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. Surgery and radiation therapy are particularly effective in patients in whom the disease is localized (not spread beyond the initial site of disease). Physicians generally use systemic drug therapies in situations in which cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of cancer cells or tumors. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that damage both healthy and cancerous cells, to drugs that target specific molecular pathways involved in cancer and more recently to therapeutics that target the specific oncogenic “drivers” of cancer.

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

Immunotherapies. Immunotherapy is the use of medicines to stimulate a person’s own immune system to recognize and destroy cancer cells more effectively. Immunotherapy can be used to treat many different types of cancer, including lung cancer, melanoma, renal, liver, cervical and gastric cancers. An important part of the immune system is its ability to keep itself from attacking normal cells in the body. To do this, it uses “checkpoints” – molecules on immune cells that need to be turned on (or off) to start an immune response. Cancer cells sometimes use these checkpoints to avoid being attacked by the immune system. But newer drugs that target these checkpoints are demonstrating a lot of promise as cancer treatments. These drugs target PD-1, a protein on immune system T cells that normally helps keep these cells from attacking other cells in the body. By blocking PD-1, these drugs boost the immune response against cancer cells. This can shrink many types of tumors or slow their growth. The new drugs can also target PD-L1, a protein related to PD-1 that is found on some tumor cells and immune cells. Blocking this protein can also help boost the immune response to cancer cells. These drugs can be used in people with certain types of cancer which starts growing again after chemotherapy or other drug treatments. They are also used as a first treatment (instead of chemo) in some people and are given as an intravenous (IV) infusion every 2 or 3 weeks.

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

Genentech (Roche) was the first to achieve FDA approval for a Hedgehog pathway inhibitor with the development of vismodegib (Erivedge). Approved in 2012, Erivedge is indicated for the treatment of advanced BCCs, including cases in BCCNS patients where surgery is not a viable option.

Similarly, Novartis introduced sonidegib (Odomzo), another Hedgehog pathway inhibitor approved for treating locally advanced BCCs in adult patients who are not candidates for surgery or radiation. Odomzo provides an alternative targeted therapy for patients with BCCNS who require systemic treatment to manage tumor burden.

PellePharm, a company focused on rare dermatological conditions, has developed topical patidegib, a Hedgehog pathway inhibitor designed to reduce BCC formation in BCCNS patients. Patidegib has received FDA Breakthrough Therapy and Orphan Drug Designations.

Kintara Therapeutics has also made strides in BCCNS treatment with its REM-001 Therapy, which has received FDA Orphan Drug Designation. This therapy aims to provide an innovative photodynamic treatment option for patients suffering from multiple BCCs.

Itraconazole offers several advantages as a treatment option for BCCNS. Acting as a Hedgehog pathway inhibitor, it targets the underlying mechanism of basal cell carcinoma growth, and its well-established safety profile from years of use as an FDA-approved antifungal supports its repurposing for cancer therapy. Its oral administration allows for systemic treatment, which is particularly beneficial for patients with multiple or recurrent tumors. Additionally, itraconazole may present a more tolerable side effect profile compared to other Hedgehog inhibitors, making it a promising alternative for patients who experience significant adverse effects with current treatments.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

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

Special FDA Expedited Review and Approval Programs. The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it provides a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-NDA analyses, such as overall survival (OS) or post-marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before implementation. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labelling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA strictly regulates marketing, labelling, advertising, and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA) created new federal criminal statutes that prohibit knowingly and wilfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicants challenge a listed drug. A certification that the proposed product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Human Capital Resources

As of the date of this Report, we have three full-time employees and six part-time employees. The full-time employees include our Executive Chairman who is involved in our clinical development program history and status, as well as vetting additional opportunities and operations, as well as our Vice President of Operations. The part-time employees include our Interim CFO, as well as administrative, legal and accounting functions. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We consider the number of our employees, their compensation, and their functions to be appropriate for the current status of our business, and we also consider relations with each of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

Investing in our common stock is highly speculative and involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as all other information contained in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

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

Accordingly, you should consider our prospects in light of the ongoing costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the pharmaceutical field. Potential investors should carefully consider the risks and uncertainties that a company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, or that our business plan is sound;

●	maintain our management team or board of directors;

●	raise sufficient funds in capital markets or otherwise to effectuate our business plan but may require additional information to expand it;

●	determine that the processes and technologies that we have developed are commercially viable; and/or

●	attract, enter into or maintain contracts with potential commercial partners such as licensors of technology and suppliers.

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

Currently, our primary focus is the development of therapies initially for BCCNS, prostate and lung cancers in the United States utilizing itraconazole, although we are limited in the extent of our operations until there are further developments in the FDA approval process.

Our operations presently consist of planning and conducting of pre-clinical testing and potential additional clinical trials, should they be required, evaluating opportunities for the raising of capital, developing our technology or seeking technology licenses or acquisitions, and at some point, identifying potential commercial partners. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for product commercialization. Consequently, any predictions you make about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

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

Our internal computer systems and those of our current and any future partners, contractors, and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. This is particularly true in the case of collecting and analyzing clinical data, which is a key component of our business. System failures, accidents, or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercialization activities, development programs and our business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and the commercialization of any potential product candidate could be delayed.

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

Debt financing, if obtained, may involve agreements that include liens on our assets, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, increases in our expenses and requirements that our assets be provided as security for such debt. Debt financing would also be required to be repaid regardless of our operating results.

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

We are early in our development efforts as of the date of this Report. Therefore, our ability to generate product or royalty revenues, which we do not expect will occur for several years, if ever, will depend heavily on our ability to raise new funding and develop and eventually commercialize our product candidate. The positive development of our product candidate will depend on several factors, including the following:

●	our ability to raise funds to progress our business, of which no assurances can be given;

●	FDA agrees that our proposed regulatory strategy of using a per-tumor analysis of the 477 surgically eligible distinct non-metastatic tumors from baseline is acceptable;

●	positive commencement and completion of clinical trials;

●	successful preparation of regulatory filings and receipt of marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection and potential regulatory exclusivity for our product candidate and protecting our rights in our intellectual property portfolio;

●	launching commercial sales of our product, if and when approved for one or more indications, whether alone or in collaboration with others;

●	acceptance of the product for one or more indications, if and when approved, by patients, the medical community and third-party payors;

●	protection from generic substitution based upon our own or licensed intellectual property rights;

●	effectively competing with other therapies;

●	obtaining and maintaining adequate reimbursement from healthcare payors; and

●	maintaining a continued acceptable safety profile of our product following approval, if any.

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

If we are required to conduct additional clinical trials or other testing of our product candidate, if we are unable to complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

If we experience delays or difficulties in enrollment of patients in any future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue future clinical trials for our present or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidate, and patients who would otherwise be eligible for our future clinical trials may enroll in clinical trials of our competitors’ product candidates.

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

We expect to rely on collaborations with third parties for key aspects of our business. If we are unable to secure or maintain any of these collaborations, or if these collaborations do not achieve their goals, our business could be adversely affected.

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

There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If approved, factors that may inhibit our efforts to commercialize our product on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our product;

●	the lack of complementary products offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate and will face competition with respect to any product candidate that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of cancer. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have wilfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially damage our business. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose rights that are important to our business.

We are and expect to be party to one or more licenses or similar agreements that may impose due diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under current or future licenses, our counterparties may have the right to terminate these agreements, in which case we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

The process of obtaining marketing approvals in the United States is very expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies.

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

In particular, the market prices for securities of biotechnology companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	any delay in or the results of our clinical trials;

●	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

●	the results of clinical trials conducted by others on products that would compete with our product candidate;

●	any litigation in which the Company is a party, including the Action;

●	any delay or failure to receive NDA acceptance and approval by FDA and other regulatory agencies or bodies;

●	our inability to commercially launch our product or market and generate sales of our product;

●	failure of our product, even if approved for marketing, to achieve any level of commercial success;

●	our failure to obtain or maintain patent protection for any of our technologies and products or the issuance of third-party patents that cover our technologies or product;

●	developments or disputes concerning our product’s intellectual property rights;

●	our competitors’ technological innovations;

●	general and industry-specific economic conditions that may affect our expenditures;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

●	failure to adequately manufacture our product through third parties for purposes of clinical trials or actual sales;

●	future sales of our common stock or other securities;

●	period-to-period fluctuations in our financial results;

●	low trading volume of our common stock; and

●	failure to obtain or maintain license agreements.

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

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 56% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

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

There may be limitations on the effectiveness of our internal controls, and failure of our control systems to prevent error or fraud may materially harm our company.

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

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our Chief Financial Officer manages our risk management program to assess third party risk exposure to identify and mitigate risks from vendors, suppliers, and other business partners. We have not had any cybersecurity issues in the past. We maintain cybersecurity insurance coverage (first and third-party) with an insurance carrier that is a leader in the cybersecurity insurance industry.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. We are cognizant of cybersecurity risks related to our business, technical operations, privacy and compliance issues, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we are proactive in privacy and cybersecurity issues with vendors and conduct employee training as needed, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

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

Item 2.	Description of Property.

Effective March 1, 2025, we entered into a new three-year lease at 3014 West Palmira Ave in Tampa, Florida.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB market under the symbol “INTI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2024 and 2023, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2024, Quarter Ended:	High	Low
March 31, 2024	$0.12	$0.03
June 30, 2024	$0.13	$0.06
September 30, 2024	$0.10	$0.05
December 31, 2024	$0.10	$0.04

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.09	$0.06
June 30, 2023	$0.10	$0.02
September 30, 2023	$0.05	$0.02
December 31, 2023	$0.30	$0.04

Since our common stock is not listed on a national exchange, any over-the-counter market quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of the date of this Report, we had approximately 84 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Awards under equity compensation plans approved by security holders (1)	2,865,646	$0.09	8,134,354
Awards under equity compensation plans not approved by security holders	-	-	-
Total	2,865,646	$0.09	8,134,354

(1)	The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. As of December 31, 2024, there are 8,134,354 shares available for issuance under the EIP.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

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

On December 12, 2023, we entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to our Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including BCCNS, and lung cancer.

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

The Company was granted a meeting in June 2024 with the Dermatology Division of the FDA, which we subsequently cancelled (with acknowledgement from the FDA), as we believed it required input from the FDA’s Division of Oncology. Additionally, the FDA required further understanding of the right of use to the HP2001 study to further discuss some of the Pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary and we believe we have provided sufficient information around the right of use to proceed with our Pre-IND.

We have engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole from which results are expected in the next several months. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study of the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study.

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

Stock-Based Compensation

We account for stock-based awards to employees and non-employees using a fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of restricted stock units issued are determined by the Company based predominantly on the trading price of the common stock on the date of grant. The fair value of each common stock option is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of a peer group’s common stock and other factors estimated over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes the expected term as the average of the weighted-average vesting term and the contract term. The risk-free rate is based on the U.S. Treasury yield.

Results of Operations

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Research and Development Expenses. We incurred $1.7 million and $1.4 million in research and development expenses during the years ended December 31, 2024 and 2023, respectively. These expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support the Company’s research and development activities. The $0.3 million increase is primarily the result of an increase in internal personnel costs associated with the Company’s R&D activities as a result of the relative significance of R&D activity and developments during the year ended December 31, 2024 compared to the year ended December 31, 2023.

General and Administrative Expenses. We incurred approximately $2.0 million in general and administrative expenses during each of the years ended December 31, 2024, and 2023. During the year ended December 31, 2024, general and administrative expenses were composed primarily of compensation costs of $1.1 million, professional services fees of $0.5 million and insurance costs of $0.4 million, which represented an increase of $0.2 million in compensation costs and a decrease of $0.2 million in insurance costs, year-over-year.

Interest income. We earned approximately $0.3 million and $0.4 million of interest income during the years ended December 31, 2024 and December 31, 2023, respectively. The interest income is generated from deposits held in our depository accounts and will continue to fluctuate consistent with the level of deposits held in our accounts.

Liquidity and Capital Resources

We are presently focused on our business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. We expect to progress with the FDA to reach a conclusion on whether any additional clinical trials are required before submitting our New Drug Application (NDA). Our current cash on hand, approximately $5.6 million on December 31, 2024, is sufficient to continue to execute our business plan as currently anticipated, without another required clinical trial. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business and continue to pursue the FDA process for the BCCNS product (without further clinical trials) and explore other drug development opportunities. Once we determine our requirements for the BCCNS NDA, we will assess capital requirements for additional opportunities, at which time we will consider raising additional capital in the public market.

Contractual Obligations and Commercial Commitments

In accordance with the Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”), we are contractually obligated to make Minimum Annual Royalty (“MAR”) payments to JHU, as defined within the Agreement. As of December 31, 2024, the remaining MAR payments owed are as follows: By January 1, 2025: $10,000; By January 1, 2026: $15,000; By January 1, 2027 and every year thereafter until the first commercial sale of an associated licensed product: $50,000.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, at December 31, 2024, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2024, management did not identify any material weaknesses but does acknowledge a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2024.

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
Francis E. O’Donnell	75	Executive Chairman of the Board and Chief Executive Officer
James A. McNulty	74	Interim Chief Financial Officer, Treasurer and Secretary
Samuel J. Sears	81	Director
Niraj Vasisht	61	Director
Michelle Yanez	53	Director
Michael Jerman	41	Director and Audit Committee Financial Expert
Ronald E. Osman	78	Director

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

Francis E. O’Donnell, Jr. M.D. is the founder of several specialty pharmaceutical companies. He is the founder of BioDelivery Sciences Int. Inc (BDSI: NASDAQ) and served in various leadership positions including President, CEO, Executive Chairman, and Chairman at the Company. BDSI was acquired by Collegium Pharmaceuticals in April 2022. He is also the founder of Repurposed Therapeutics, Inc (RPTI dba Defender Pharma). RPTI is a privately-held pharma company which has partnered with the Dept. of Defense and the National Aeronautical and Space Administration (NASA) to develop pharmaceuticals (such as intranasal scopolamine for the prevention of motion sickness) and chemical countermeasures to address unmet medical needs in operational personnel. Since September 2014, he has served as Executive Chairman. Dr. O’Donnell is also the founder of Inhibitor Therapeutics, Inc. (then called Hedgepath Pharmaceuticals, Inc. with OTCQB stock symbol HPPI) where he served as Executive Chairman until 2016. Dr. O’Donnell is a graduate of the Johns Hopkins university (BS) and the JHU School of Medicine (MD). He received his specialty training at the Wilmer Ophthalmologic Institute. He is the former Professor and Chairman of the Dept. of Ophthalmology, St. Louis University School of Medicine. He served on the Board of Trustees of St. Louis University for over 17 years. He is an inventor or co-inventor on over twenty patents, including patents assigned to the Company.

James A. McNulty, CPA, was CFO of Mira Pharmaceuticals, Inc. and Telomir Pharmaceuticals, Inc. prior to the respective initial public offerings of the companies in 2023 and 2024. Mr. McNulty was the CEO of MYMD Pharmaceuticals, Inc. until it became a public company in 2020. He serves on the Board of Directors of Renovaro Inc. (NASDAQ: RENB). After leaving public accounting in 1998 after a 26-year career in Tampa as founder of three CPA firms, he served as CFO in the biopharmaceutical industry including 15 years with BioDelivery Sciences International, Inc. (NASDAQ: BDSI). He served five years on the board as Lead Director/Audit Committee Chair of CV Sciences, Inc (OTC: CVSI). He has extensive experience in privately held companies, including five years as a Director of Quantum Technology Sciences, Inc. until its acquisition by a public company, and since 2000 as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, including as CFO of Defender Pharmaceuticals, Inc. He is a partner in Perfect Golf Event, LLC, an online organizer of approximately 5,000 charity golf events annually. Mr. McNulty’s career in accounting and consulting services includes expert testimony as a Certified Public Accountant, primarily in construction litigation and personal injury cases. He is a 1972 graduate of the University of South Florida.

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

Niraj Vasisht, PhD, has been the Chairman of the Board, President and CEO of Avior Bio Inc. since March 2018. He has over thirty years of experience in the pharmaceutical industry. Under his leadership, he built Avior into a clinical-stage, a manufacturing-integrated pharmaceutical company that is developing a treatment for pruritus and skin inflammation for patients suffering from chronic liver and kidney diseases. Before Avior, Dr. Vasisht was the Chief Technology Officer at BioDelivery Sciences (BDSI). He spent 13 years in multiple roles and oversaw the development, approval, and manufacturing of Belbuca®, Bunavail®, and Onsolis® for the US and ROW market addition. Before BDSI, he was the Director at Southwest Research Institute’, where he ran the pharmaceutical and nanomaterials business unit. At Southwest Research, he developed several drug delivery technologies and assisted the development of third-party commercial products, i.e., Citracal®, Meg-3®, and Probuphine®. Dr. Vasisht received a bachelor’s degree in chemical engineering from the Indian Institute of Technology, India, and a Doctorate in Chemical Engineering from Rensselaer Polytechnic Institute. He has over 25 US patents and numerous publications and authored a book on Microencapsulation and Controlled Release.

Michelle Yanez, MBA, is a senior financial executive with over 25 years of experience in public and privately held biotech, pharmaceuticals, and life science companies. She currently serves as CFO of MIRA Pharmaceuticals, Inc. and Telomir Pharmaceuticals, Inc. (NASDAQ: MIRA/TELO). Ms. Yanez’ experience includes a broad range of responsibilities in a highly complex and regulated market. She also brings deep corporate governance experience through her work with corporate boards, including audit and finance committees and is qualified to serve on audit committees as a financial expert. Ms. Yanez held various positions, including the Director of Financial Reporting, of BioDelivery Sciences International, Inc., (Nasdaq: BDSI). In her role, she led financial offerings, managed due diligence for product acquisitions and financings and managed finance documents and filings for the tender offer, leading to the acquisition of BDSI in April 2022 for over $600M. Ms. Yanez is also Co-Founder and Chief Financial Officer of Santander Pharma Consulting, a privately held life sciences consulting firm that provides business development and commercial strategy services to pharmaceutical, medical device, and life science companies offering guidance throughout all stages of commercial development, from inception to product launch, since February 2024. Ms. Yanez is a member of the Institute of Management Accountants and a member of the SEC Professionals Group. Ms. Yanez received her MBA from Rutgers School of Business, Cum Laude.

Michael Jerman, CPA, has previously been a chief financial officer of multiple private equity-backed companies in the energy, Software as a Service (SaaS), and manufacturing industries, was a Captain with the United States Air Force and was a Director with PricewaterhouseCoopers (PwC) in the US and UK. He was a member of the PwC national office within the SEC PCAOB quality group supporting Europe and the EMEA regions with complex accounting and audit consultations. He has significant experience in a wide variety of technical accounting and finance matters as well as stakeholder management. He specialized in rapid project mobilization and deployment of skilled resources for emergency issues, design, and implementation of small to large scale assurance requirements and advisory projects. The Company believes Mr. Jerman is qualified to serve on the Board and as a qualified financial expert on the Company’s Audit Committee due to his substantial experience with the SEC PCAOB quality group at PwC and his experience assisting public reporting companies with their annual and quarterly requirements.

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

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent registered public accounting firm;

●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees to be provided by the independent registered public accounting firm;

●	monitors the independence of the independent registered public accounting firm and the rotation of partners of the independent auditor on our engagement team as required by applicable regulations;

●	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent registered public accounting firm the results of the annual audit and reviews of our quarterly financial statements; and

●	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

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

Dr. Sean R. Christensen, MD, PhD, is an Associate Professor of Dermatology; Director of Resident Education in Dermatologic Surgery; Director of Dermatologic Surgery at Yale Dermatology-Branford. Dr. Christensen has been practicing dermatologic surgery since completing training in 2013. His surgical specialization includes Mohs surgery, treatment of early-stage melanoma, and surgical reconstruction. Additionally, Dr. Christensen focuses on complex skin cancer issues such as field characterization, preventative strategies in high-risk patients and management of advanced or aggressive skin cancer. Dr. Christensen has published extensively on skin cancer pathogenesis and treatment and has experience in clinical trials for basal cell carcinoma. He is a frequent lecturer at national meetings for organizations such as the American Academy of Dermatology and the American College of Mohs surgery and currently serves as the Treasurer for the International Transplant Skin Cancer Collaborative.

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

Board Meetings and Attendance

The Board of Directors held five meetings in 2024. The Audit and Compensation Committees met four times in 2024. The Nominating and Corporate Governance Committee had no meetings in 2024. The Scientific Advisory Board convened once for a formal meeting in 2024. All directors attended the meetings of the Board for the periods in which they were directors.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2024, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.inhibitortx.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2024 and 2023. Individuals we refer to as our “named executive officers” include our Executive Chairman and Chief Executive Officer and our Interim Chief Financial Officer, Secretary and Treasurer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Francis E. O’Donnell	2024	598,000	506,598	3,500	-	-	-	29,788 (2)	1,137,886
Executive Chairman and Chief Executive Officer	2023	598,000	461,042	-	-	-	-	30,295 (2)	1,089,337

James A. McNulty	2024	200,000	138,487	-	6,700	-	-	14,569	359,756
Interim Chief Financial Officer, Secretary and Treasurer	2023	200,000	128,500	-	-	-	-	9,458	337,958

(1)	Amounts include medical reimbursements and health insurance premiums paid.
(2)	Amounts also include compensation received for serving as Chairman of the Board

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors, or key employees.

Francis E. O’Donnell, Executive Chairman and Chief Executive Officer

On December 13, 2022, pursuant to Dr. O’Donnell’s appointment as Executive Chairman of the Board and Chief Executive Officer, the Company entered into an employment agreement with Dr. O’Donnell (the “FEO Employment Agreement”). In addition to his duties as a director and officer of the Company, Dr. O’Donnell’s duties include clinical development, corporate development, intellectual property, and licensing. The FEO Employment Agreement is not for a definite time period, but rather, will continue until terminated in accordance with its terms. Pursuant to the FEO Employment Agreement, Dr. O’Donnell will earn $598,000 per year. Dr. O’Donnell is entitled to a sign-on bonus for his services related to the change of control of the Company. In addition, Dr. O’Donnell is eligible to receive a discretionary annual bonus based on his achievement of performance objectives as mutually agreed between Dr. O’Donnell and the Board. The FEO Employment Agreement further provides that Dr. O’Donnell is entitled to participate in any employee benefit plans that the Company has adopted or may adopt. Dr. O’Donnell did not receive any equity compensation in connection with his appointment as Executive Chairman and CEO of the Company.

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

James A. McNulty, Interim Chief Financial Officer, Treasurer and Secretary

On December 13, 2022, pursuant to Mr. McNulty’s appointment as Interim Chief Financial Officer and Treasurer, the Company entered into an employment agreement with Mr. McNulty (the “JAM Employment Agreement”). The JAM Employment Agreement is not for a definite time period, but rather, will continue until it is terminated in accordance with its terms. Pursuant to the JAM Employment Agreement, Mr. McNulty will earn $200,000 per year. Mr. McNulty is entitled to a sign-on bonus for his services related to the change of control of the Company. In addition, Mr. McNulty is eligible to receive a discretionary annual bonus based on his achievement of performance objectives as mutually agreed between Mr. McNulty and the Board. The JAM Employment Agreement further provides that Mr. McNulty is entitled to receive a long-term incentive bonus and participate in any employee benefit plans that the Company has adopted or may adopt. Mr. McNulty received a grant of stock options in 2024, exercisable for 100,000 shares of common stock.

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

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers and directors, as of December 31, 2024. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2024.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)

Samuel J. Sears Jr.	150,000	—	—	$0.24	July 1, 2026	—	—	—	—

James A. McNulty	150,000	—	—	$0.24	July 1, 2026	—	—	—	—
	100,000	—	—	$0.08	March 15, 2034	—	—	—	—

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

The purpose of our EIP is to attract and retain directors, officers, consultants, advisors, and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The EIP is administered by the Compensation Committee of our Board of Directors or by the full Board of Directors, which may determine, among other things, (a) the persons who are to receive awards, (b) the type or types of awards to be granted to such persons, (c) the number of shares of common stock to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with the awards, (d) the terms and conditions of any awards, (e) whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares of common stock, other securities, other awards or other property, or cancelled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, cancelled, forfeited, or suspended, (f) whether, to what extent, and under what circumstances the delivery of cash, shares of common stock, other securities, other awards or other property and other amounts payable with respect to an award, (g) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the EIP and any instrument or agreement relating to, or award granted under, the EIP, (h) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee deems appropriate for the proper administration of the EIP, (i) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and (j) make any other determination and take any other action that the compensation committee deems necessary or desirable for the administration of the EIP.

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

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2024 or 2023.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samuel J. Sears Jr. (1)	$20,000	$3,500	—	—	—	—	$23,500
Niraj Vasisht (1)	$20,000	$3,500	—	—	—	—	$23,500
Michelle Yanez (2)	$20,000	$3,500	—	—	—	—	$23,500
Michael Jerman (3)	$20,000	$3,500	—	—	—	—	$23,500
Ronald E. Osman (4)	$20,000	$3,500	—	—	—	—	$23,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and address of beneficial owners(1)	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock(2)
Named Executive Officers and Directors
Francis O’Donnell	100,000	*
James McNulty (3)	25,297,192	14%
Samuel J. Sears, Jr. (4)	1,279,543	*
Michelle Yanez	1,121,271	*
Niraj Vasisht	100,000	*
Michael Jerman	80,411	*
Ronald E. Osman (5)	23,564,985	14%
All directors and executive officers as a group (7 persons)	51,543,402	29%
5% Stockholders
TPB 2012 LLC (6)	27,917,250	16%
MOAB Investments LP (6)	10,555,000	6%
Nicholas Virca (7)	8,727,519	5%

*	Less than 1%
(1)	The address of each holder listed below, except as otherwise indicated, is 3014 West Palmira Ave., Suite 302, Tampa, FL 33629.
(2)	Applicable percentages are based on 172,323,545 common shares outstanding, and 2,865,646 shares to be issued upon the exercise of vested outstanding options, as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(3)	Includes 20,101,057 shares of common stock held by Black Robe Capital LLC, 3,000,000 shares of common stock held by Hopkins Capital Group II, LLC, 1,946,135 shares owned personally, as well as 250,000 shares to be issued upon the exercise of vested stock options. Our Interim Chief Financial Officer, Treasurer and Secretary, James A. McNulty, has sole voting and dispositive power over the securities held by Black Robe Capital LLC and Hopkins Capital Group II, LLC. Mr. McNulty disclaims beneficial ownership of the shares held by Black Robe Capital LLC and Hopkins Capital Group II, LLC, in which he does not have a pecuniary interest.
(4)	Includes 150,000 shares to be issued upon the exercise of vested stock options.
(5)	Includes 23,489,985 shares of common stock held by Ronald E. Osman Irrevocable Trust III.
(6)	Jim Donovan is the Manager of TPB 2012 LLC and MOAB Investments LP, with sole voting and dispositive powers over the subject securities. Mr. Donovan disclaims beneficial ownership of the shares held by TPB 2012 LLC and MOAB Investments LP. The address of TPB 2012 LLC and MOAB Investments LP is 12412 Powerscourt Drive, Suite 35, Saint Louis, MO, 63131.
(7)	Nicholas Virca is the former Chief Executive Officer and President of the Company. Mr. Virca’s address is 449 South 12th Street, Unit 1705 Tampa, FL 33602.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to the Settlement Agreement, which was effective December 13, 2022, Mayne Pharma surrendered all equity securities in the Company for cancellation, forgave certain debts owed by the Company and cancelled, converted or terminated all previous agreements between the Company and Mayne Pharma. Accordingly, as of December 31, 2024 and the date of this report, Mayne Pharma is no longer deemed a related party of the Company and none of the previously disclosed agreements with Mayne Pharma, which were required to be included in this Item 13, are in effect as of the date of this report.

The Company has engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study to the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study. The Company’s independent directors of the Board, excluding Niraj Vasisht, approved the engagement of Avior.

See “Item 10. Directors, Executive Officers and Corporate Governance” regarding the FEO Employment Agreement and JAM Employment Agreement.

All transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our independent legal counsel. The Board has determined that Samuel J. Sears, Jr. Niraj Vasisht, Michelle Yanez and Michael Jerman are independent directors as defined under Regulation S-K.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totalled $84,200 and $68,250, respectively.

Audit-Related Fees. There were no aggregate fees billed by Cherry Bekaert LLP for professional services for the years ended December 31, 2024 and December 31, 2023.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2024 and 2023 totalled $2,095 and $13,902, respectively.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, dated July 30, 2013 as filed on 8-K on August 16, 2013

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated May 19, 2016, as filed with Form 8-K, dated May 26, 2016

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation, dated July 13, 2015, as filed with Form S-1/A on July 22, 2015

3.4	Second Amended and Restated Bylaws of the Company, adopted July 12, 2023, as filed with Form 8-K, dated August 29, 2023

3.5	Amended and Restated Certificate of Designation of Series B Preferred Stock of the Company, dated February 1, 2019, filed with Definitive Information Statement, filed on January 8, 2019

3.6	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 20, 2019, as filed with Form 8-K dated August 20, 2019

3.7	Charter of the Scientific Advisory Board, dated October 13, 2023, filed with Form 8-K dated October 13, 2023

4.1	Warrant, dated June 24, 2014 issued to Hedgepath, LLC, as filed with Form 8-K, dated June 30, 2014

10.1+	Master Clinical Services Agreement, dated June 15, 2015, by and between the Company and SciQuus, Inc., as filed with Form 10-Q on August 14, 2015

10.2	Stipulation and Agreement of Compromise, Settlement, and Release, dated September 9, 2022, as filed with Form 8-K, dated December 19, 2022

10.3	License Agreement by and between the Company and Mayne Pharma, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.4	Employment Agreement by and between the Company and Francis E. O’Donnell, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.5	Employment Agreement by and between the Company and James A. McNulty, dated December 13, 2022, as filed with Form 8-K, dated December 19, 2022

10.6	License Agreement by and between the Company and Johns Hopkins University, Dated December 12, 2023 (Portions of this exhibit have been redacted pursuant to a request for confidential treatment.), as filed with Form 10-K, dated March 29, 2024

14	Code of Ethical Conduct, as filed with Form 10-K on February 13, 2015

23.1*	Consent of Cherry Bekaert LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*#	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Label Linkbase Document

101.pre	Inline XRL Taxonomy Presentation Linkbase Document

*	Filed herewith

+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Item 16.	Form 10-K Summary.

We have elected not to include a summary pursuant to this Item 16.

INHIBITOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inhibitor Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inhibitor Therapeutics, Inc. (the “Company”) as of December 31, 2024, and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 28, 2025

INHIBITOR THERAPEUTICS, INC.

BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,606,863	$8,839,912
Prepaid expenses and other assets	87,795	109,243
Total current assets	5,694,658	8,949,155
Total assets	$5,694,658	8,949,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,896	33,731
Accrued expenses and other liabilities	693,722	631,433
Total current liabilities	709,618	665,164

Deferred revenue	3,000,000	3,000,000
Total liabilities	3,709,618	3,665,164

Commitments and contingencies (Note 7)	-	-

Stockholders’ equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Series B Convertible Preferred Stock, $ 0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,323,545 and 172,023,545 shares issued and outstanding at December 31, 2024 and December 31, 2023	17,232	17,202
Additional paid-in capital	54,087,065	54,046,845
Accumulated deficit	(52,119,257)	(48,780,056)
Total stockholders’ equity	1,985,040	5,283,991
Total liabilities and stockholders’ equity	$5,694,658	$8,949,155

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31,
	2024	2023

Revenues:	$-	$-

Expenses:
Research and development	1,682,550	1,381,066
General and administrative	1,974,859	2,023,913
Total expenses	3,657,409	3,404,979

Loss from operations	(3,657,409)	(3,404,979)

Other income:
Interest income	318,208	378,844
Net loss	$(3,339,201)	(3,026,135)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	172,262,889	171,950,108

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, January 1, 2023	171,793,134	$17,179	$54,033,084	$(45,753,921)	$8,296,342
Issuance of common stock under equity incentive plan	230,411	23	13,761	—	13,784
Net loss				(3,026,135)	(3,026,135)
Balances, December 31, 2023	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	19,250	—	19,250
Net loss	—	—	—	(3,339,201)	(3,339,201)
Balances, December 31, 2024	172,323,545	$17,232	$54,087,065	$(52,119,257)	$1,985,040

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(3,339,201)	$(3,026,135)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock based compensation	40,250	13,784
Changes in assets and liabilities:
Prepaid expense and other assets	21,448	(85,343)
Accounts payable and other current liabilities	44,454	397,382
Net cash used in operating activities	(3,233,049)	(2,700,312)

FINANCING ACTIVITIES
Payments made on notes payable	—	(411,000)
Net cash used in financing activities	—	(411,000)

Net decrease in cash and cash equivalents	(3,233,049)	(3,111,312)
Cash and cash equivalents at beginning of year	8,839,912	11,951,224
Cash and cash equivalents at end of year	$5,606,863	$8,839,912

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$53,088

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Nature of the Business

The Company is a pharmaceutical development company focused on developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has also explored and expect to continue to explore acquiring or licensing other innovative pre-clinical and clinical stage therapeutics addressing unmet needs for the treatment of cancer and other diseases based on repurposing active ingredients of already approved drugs.

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

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. The Company expects to progress with the FDA in 2025 with a new formulation of itraconazole (the API: Active Pharmaceutical Ingredient) developed with Avior Bio, Inc. (“Avior”), coupled with a crossover PK trial to show that our formulation of itraconazole delivers comparable levels of itraconazole as the SUBA Cap formulation used in prior clinical trials. As such, we expect to justify the conclusion that we can submit a NDA without any required additional clinical trials. The current cash on hand, approximately $5.6 million on December 31, 2024, is sufficient to continue to execute the Company’s business plan as currently anticipated, without another required clinical trial. Based on the current operational plan and budget, the Company expects to have sufficient cash to manage its business and continue to pursue the FDA process for the BCCNS product (without further clinical trials) and explore other drug development opportunities. Once the requirements for the BCCNS NDA are determined, the Company will assess capital requirements for additional opportunities, at which time raising additional capital in the public market will be considered.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

3. Summary of Significant Accounting Policies

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma should be classified as non-current. As of December 31, 2024 and 2023, deferred revenue consisted of $3 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank accounts in excess of Federal Deposit Insurance Corporation insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

3. Summary of Significant Accounting Policies (continued)

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

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences, attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2024 or 2023.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The Company adopted this guidance with no material impact on its financial statements. Refer to Note 8 for further details.

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

4. Income Taxes

The difference between expected income tax benefit and income tax benefit recorded in the financial statements is explained below:

	Years Ended December 31,
	2024	2023
Income tax benefit computed at statutory rate	$(700,508)	$(635,488)
State income tax benefit	(144,939)	(131,486)
Other	5,584	45,096
Change in valuation allowance	839,863	721,878
Total	$—	$—

The significant components of deferred income tax assets consist of the following:

	December 31,
Deferred tax assets	2024	2023
In-process research and development	$742,574	$742,574
Net operating loss carry forward	4,042,984	3,516,913
Capitalized research expense	628,820	315,028
Deferred income	760,350	760,350
R&D credit	78,336	78,336
Share-based compensation	34,231	34,231
Other	6,061	6,061
	6,293,356	5,453,493
Less: valuation allowance	(6,293,356)	(5,453,493)
Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. At December 31, 2024 and 2023, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

The Company has historically generated federal and state net operating losses (“NOLs”). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. NOLs incurred prior to December 13, 2022 are subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $0.7 million per year in 2023 and future periods. As of December 31, 2024 and 2023, the Company’s federal and state NOLs are approximately $16 million and $14 million, respectively.

The Company follows the provisions of ASC 740-10 “Uncertainty in Income Taxes” wherein certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2024 and 2023, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

5. Stockholders’ Equity

Employee Stock Plans

During 2014, the Equity Incentive Plan (“EIP”) was adopted by the Company’s Board of Directors and approved by a majority of stockholders. The total number of shares available for issuance under the EIP is 11,000,000. Incentive awards may be in the form of stock options, restricted stock, restricted stock units and performance and other awards. In the case of incentive stock options, the exercise price will not be less than 100% of the fair market value of shares covered at the time of the grant, or 110% for incentive stock options granted to persons who own more than 10% of the Company’s voting stock. Options granted will generally be exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company’s outstanding common stock.

Stock option activity for the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Outstanding at December 31, 2022	2,575,646	$0.09	$111,774
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2023	2,575,646	$0.09	$93,633
Granted	290,000	0.08
Exercised	-
Forfeited	-
Outstanding at December 31, 2024	2,865,646	$0.09	$33,164

Options outstanding (all are exercisable) at December 31, 2024 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.03 - $0.10	2,305,646	5.9	$0.05	$33,164

$0.11 - $0.30	560,000	2.3	$0.25	$-
	2,865,646			$33,164

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

5. Stockholders’ Equity (continued)

During the year ended December 31, 2024, the Company issued 290,000 common stock options with an exercise price of $0.08 per share and a weighted-average grant date fair value of $0.07 per share. The aggregate fair value of the options issued was approximately $0.02 million, as determined by using the Black-Scholes valuation model. The weighted-average assumptions used to estimate the fair value of the options issued during the period were as follows: risk-free interest rate: 4.33%; expected term: 5 years; expected volatility: 129.18%; and no dividend yield. The options are fully vested upon issuance and the contractual terms expire in 2034. There were no stock options issued during the year ended December 31, 2023.

During the year ended December 31, 2024, the Company granted 300,000 restricted shares of common stock with an aggregate grant date fair value of approximately $0.02 million to the members of the Board of Directors under the equity incentive plan. During the year ended December 31, 2023, the Company granted 230,411 restricted shares of common stock with an aggregate grant date fair value of approximately $0.01 million to the members of the Board of Directors under the equity incentive plan. The shares of common stock were fully vested upon issuance but are restricted from trading for a period of one year from the date of grant.

6. Related Party Transactions

The Company has engaged Avior, which is currently creating a novel formulation of itraconazole from which results are expected in the second quarter of 2025. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study to the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study. During the year ended December 31, 2024, the Company incurred $0.3 million of costs associated with its engagement of Avior, which are included in Research and development expenses in the Statements of Operations.

7. Commitments and Contingencies

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

7. Commitments and Contingencies (continued)

JHU has the right to terminate the Agreement upon the occurrence of certain events, including delinquency in payments, failure to timely reach milestones, noncompliance with audit or insurance obligations, or the Company entering into voluntary bankruptcy or insolvency. The Company may terminate the Agreement without cause upon 90 days advance written notice.

In compliance with the agreement, the Company paid in December 2023 the upfront license fee of $40,000, which has been recorded as a prepaid expense and will be expensed over the term of the Agreement. Additionally, the first two MAR payments of $10,000 each have also been paid in accordance with the agreed upon schedule. The remaining MAR payments required to be paid by the Company no later than January 1st of each calendar year are as follows:

●	By January 1, 2026: $15,000

●	By January 1, 2027 and every year thereafter until the first commercial sale of an associated licensed product: $50,000

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any pending legal proceedings.

8. Segment Information

The Company operates in one reportable segment related to the development and commercialization of therapeutics. The chief operating decision maker for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 3. The CEO assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is also reported on the income statement as net loss. The measure of segment assets is reported on the balance sheets as total assets.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Years Ended December 31,
	2024	2023
Revenues	$—	$—
Less:
Research and development	1,682,550	1,381,066
General and administrative	1,974,859	2,023,913
Loss from operations	(3,657,409)	(3,404,979)
Plus:
Interest income	318,208	378,844
Net loss	$(3,339,201)	$(3,026,135)

9. Subsequent Events

In January 2025, the Company executed a lease agreement for office space. The lease term is three years with a commencement date of March 1, 2025 with no renewal options available. Base rent and other pass-through charges will initially be approximately $22,000 on an annual basis, subject to customary base rent annual escalations of 3%. The Company expects the lease agreement to be classified as an operating lease and currently assessing the measurement of the associated lease obligation and corresponding right-of-use asset.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: March 28, 2025	By:	/S/ Francis E. O’Donnell
	Name:	Francis E. O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. McNulty
	Name:	James A. McNulty
	Title:	Interim Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ Francis E. O’Donnell	Chairman and Director	March 28, 2025
Francis E. O’Donnell

/S/ Samuel J. Sears	Director	March 28, 2025
Samuel J. Sears

/S/ Niraj Vasisht	Director	March 28, 2025
Niraj Vasisht

/S/ Michelle Yanez	Director	March 28, 2025
Michelle Yanez

/S/ Michael Jerman	Director	March 28, 2025
Michael Jerman

/S/ Ronald E. Osman	Director	March 28, 2025
Ronald E. Osman

59