Form 10-Q
period 2025-03-31
Inhibitor Therapeutics, Inc.
filed 2025-05-14
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 172,323,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	(Unaudited) March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,321,894	$5,606,863
Prepaid expenses and other assets	99,105	87,795
Total current assets	4,420,999	5,694,658
Operating lease right-of-use assets	84,268	—
Total assets	$4,505,267	$5,694,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,702	$15,896
Accrued expenses and other liabilities	32,023	693,722
Current operating lease obligations	25,987	—
Total current liabilities	94,712	709,618
Deferred revenue	3,000,000	3,000,000
Operating lease obligations, less current portion	58,361	—
Total liabilities	3,153,073	3,709,618
Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Series A preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series B convertible, redeemable, preferred stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Undesignated preferred stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,323,545 shares issued and outstanding at March 31, 2025 and December 31, 2024	17,232	17,232
Additional paid-in capital	54,087,065	54,087,065
Accumulated deficit	(52,752,103)	(52,119,257)
Total stockholders’ equity	1,352,194	1,985,040
Total liabilities and stockholders’ equity	$4,505,267	$5,694,658

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED March 31, 2025 AND 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:	$—	$—
Expenses:
Research and development	236,058	260,359
General and administrative	438,493	514,458
Total expenses	674,551	774,817
Loss from operations	(674,551)	(774,817)

Other income:
Interest income	41,705	90,106
Net loss	$(632,846)	$(684,711)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average common stock shares outstanding – basic and diluted	172,323,545	172,079,589

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	172,323,545	$17,232	$54,087,065	$(52,119,257)	$1,985,040
Net loss	—	—	—	(632,846)	(632,846)
Balances, March 31, 2025	172,323,545	$17,232	$54,087,065	$(52,752,103)	$1,352,194

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	18,090	—	18,090
Net loss	—	—	—	(684,711)	(684,711)
Balances, March 31, 2024	172,323,545	$17,232	$54,085,905	$(49,464,767)	$4,638,370

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(632,846)	$(684,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	39,090
Non-cash lease expense	80	—
Changes in assets and liabilities:
Prepaid expenses	(11,310)	(3,156)
Accounts payable and other current liabilities	(640,893)	(509,314)
Net cash used in operating activities	(1,284,969)	(1,158,091)
Net change in cash and cash equivalents	(1,284,969)	(1,158,091)
Cash and cash equivalents at beginning of period	5,606,863	8,839,912
Cash and cash equivalents at end of period	$4,321,894	$7,681,821

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for lease obligations	$86,420	$—

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(Unaudited)

1. Corporate Overview

Overview

The accompanying condensed financial statements of the Company have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2025, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). The accompanying condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “common stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2024 Annual Report and the Company’s other filings with the SEC.

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

The Company’s primary focus is on the development of therapies initially for basal cell carcinoma (“BCC”), prostate and lung cancers in the United States utilizing itraconazole, a drug currently approved by the U.S Food and Drug Administration (“FDA”) to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, on December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer.

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. The Company expects to progress with the FDA in 2025 with a new formulation of itraconazole (the API: Active Pharmaceutical Ingredient) developed with Avior Bio, Inc. (“Avior”; see Note 4), coupled with a crossover PK trial to show that our formulation of itraconazole delivers comparable levels of itraconazole as the SUBA Cap formulation used in prior clinical trials. As such, we expect to justify the conclusion that we can submit an NDA without any required additional clinical trials. The current cash on hand, approximately $4.3 million on March 31, 2025, is sufficient to continue to execute the Company’s business plan as currently anticipated, without another required clinical trial. Based on the current operational plan and budget, the Company expects to have sufficient cash to manage its business and continue to pursue the FDA process for the BCCNS product (without further clinical trials) and explore other drug development opportunities. Once the requirements for the BCCNS NDA are determined, the Company will assess capital requirements for additional opportunities, at which time raising additional capital in the public market will be considered.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(Unaudited)

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) should be classified as non-current. As of March 31, 2025 and December 31, 2024, deferred revenue consisted of $3 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(Unaudited)

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse.

Leases

The Company recognizes on its balance sheet right-of-use assets and lease liabilities associated with lease agreements based on the present value of the future lease payments over the contractual lease term using its incremental borrowing rate on the lease commencement date. The Company has elected not to recognize a lease liability or right-of-use asset on the balance sheet for leases with an initial term of 12 months or less. Operating lease expenses on capitalized leases and short-term leases are recognized on a straight-line basis over the respective lease term, inclusive of rent escalation provisions and rent abatements, as a component of general and administrative expenses in the statements of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications relate to certain expenses incurred by the Company that were reclassified from G&A expenses to R&D expenses to better align with the nature of the expenditures. The reclassifications had no impact on the Company’s previously reported financial position, results of operations or cash flows.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that any will have a material impact on the Company’s results of operations or financial position.

4. Related Party Transactions

The Company has engaged Avior, which is currently creating a novel formulation of itraconazole from which results are expected in the third quarter of 2025. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study to the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study. During the three months ended March 31, 2025 and 2024, the Company did not incur any costs associated with its engagement of Avior.

5. Stockholders’ Equity

Employee Stock Plans

During the three months ended March 31, 2024, the Company granted 300,000 restricted shares of common stock with an aggregate grant date fair value of approximately $0.02 million to the members of the Board of Directors under the equity incentive plan. The shares of common stock were fully vested upon issuance but are restricted from trading for a period of one year from the date of grant. There were no grants of restricted common stock during the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company issued 270,000 common stock options with an exercise price of $0.08 per share and a grant date fair value of $0.07 per share. The aggregate fair value of the options issued was approximately $0.02 million, as determined by using the Black-Scholes valuation model. The assumptions used to estimate the fair value of the options issued during the period were as follows: risk-free interest rate: 4.33%; expected term: five years; expected volatility: 129.8%; and no dividend yield. The options are fully vested upon issuance and the contractual terms expire in 2034. There were no common stock options issued during the three months ended March 31, 2025.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(Unaudited)

As of March 31, 2025, there were 2,865,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation as of March 31, 2025. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of March 31, 2025 were 5.0 years, $0.09 and approximately $0.01 million, respectively.

6. Commitments and Contingencies

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any pending legal proceedings.

7. Leases

During the three months ended March 31, 2025, the Company executed a lease agreement for office space utilized by finance and operations staff. The lease term is three years with a commencement date of March 1, 2025 with no renewal options available. Previously, the Company leased office space under a short-term lease agreement used for the same purpose, which expired on March 31, 2025.

The components of lease costs were as follows:

	Three months ended March 31,
	2025	2024
Operating lease cost	$2,693	$-
Short-term lease cost	9,901	4,770

Supplemental information relating to leases was as follows:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows related to operating lease	$2,613	$-

Weighted average remaining lease terms and discount rates were as follows:

	As of March 31,
	2025	2024
Operating lease:
Remaining lease term	2.9 years	-
Discount rate	7.5%	-

Future minimum lease payments under non-cancelable operating lease agreement as of March 31, 2025 were as follows:

Remainder of 2025	$23,517
2026	32,140
2027	33,104
2028	5,544
Total undiscounted minimum lease payments	94,305
Less: imputed interest	(9,957)
Present value of lease obligations	$84,348

The Company has entered into an agreement with a third party to share the utilization of the leased office space and the related costs associated with the use of the space, which require the Company to be reimbursed by the third party for 50% of all rent payments due under the lease. Despite this arrangement, the Company has not been relieved of its primary obligations under the lease agreement and as a result, the contractual lease payments in the table above as well as the right-of-use asset and lease obligation balances recognized on the balance sheet do not reflect any reductions for the reimbursement of lease costs from the third party.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(Unaudited)

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended March 31,
	2025	2024
Revenues	$—	$—
Less:
Research and development	236,058	260,359
General and administrative	438,493	514,458
Loss from operations	(674,551)	(774,817)
Plus:
Interest income	41,705	90,106
Net loss	$(632,846)	$(684,711)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contains certain forward-looking statements that involve risks, uncertainties and assumptions. Actual results and the timing of certain events may differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

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

In May 2024, we formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which we have engaged the services of external experts in the field to assist with the process. Our Phase IIb clinical study (HP2001) uses a novel formulation of itraconazole, which we reference in our pre-IND submission.

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

We have engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole from which results are expected in the third quarter of 2025. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (PK) crossover study of the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2024 Annual Report.

Results of Operations

For the three months ended March 31, 2025, compared to the three months ended March 31, 2024

Research and Development Expenses. We incurred $0.2 million and $0.3 million of research and development expenses during the three months ended March 31, 2025, and March 31, 2024, respectively. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. The slight decrease quarter-over-quarter was the result of a reduction in the internal personnel costs classified as research and development expenses. Despite this slight decrease during the current period, we expect research and development expenses to increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $0.4 million and $0.5 million in general and administrative expenses during the three months ended March 31, 2025 and March 31, 2024, respectively. During the three months ended March 31, 2025, and March 31, 2024, general and administrative expenses were composed primarily of compensation costs of $0.2 million and $0.3 million, respectively, while professional services fees remained consistent quarter-over-quarter at $0.1 million and insurance costs remained consistent quarter-over-quarter at $0.1 million, with the overall reduction in general and administrative expenses primarily the result of a reduction in compensation costs.

Interest income. We earned approximately $0.04 million and $0.1 million of interest income during the three months ended March 31, 2025 and March 31, 2024, respectively. The interest income is generated from deposits held in our depository accounts and the decrease of $0.06 million quarter-over-quarter is the result of less deposits within our money market account during the current period.

Liquidity and Capital Resources

We are presently focused on our business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. We expect to progress with the FDA to reach a conclusion on whether any additional clinical trials are required before submitting our New Drug Application (NDA). Our current cash on hand, approximately $4.3 million as of March 31, 2025, is sufficient to continue to execute our business plan as currently anticipated, without another required clinical trial. Based on our current operational plan and budget, we expect that we will have sufficient cash to manage our business and continue to pursue the FDA process for the BCCNS product (without further clinical trials) and explore other drug development opportunities. Once we determine our requirements for the BCCNS NDA, we will assess capital requirements for additional opportunities, at which time we will consider raising additional capital in the public market.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, (ii) results from discussions with the FDA, or (iii) the application and availability of corporate funds and our need for future funds. Such forward-looking statements also involve other factors, some of which are outside of our control, which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to fluctuate significantly. Such factors include, among others:

●	acceptance of our business model by investors and potential commercial collaborators;

●	our future capital requirements and our ability to satisfy our capital needs;

●	our ability to commence and complete required clinical trials of our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidates;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members;

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business; and

●	those risk factors listed under Item 1A of our 2024 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: May 14, 2025	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ James A. McNulty
James A. McNulty
Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

