Form 10-Q
period 2025-06-30
Inhibitor Therapeutics, Inc.
filed 2025-08-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 172,573,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,737,903	$5,606,863
Prepaid expenses and other assets	92,025	87,795
Total current assets	3,829,928	5,694,658
Operating lease right-of-use assets	77,734	—
Total assets	$3,907,662	$5,694,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,249	$15,896
Accrued expenses and other liabilities	7,725	693,722
Current operating lease obligations	25,987	—
Total current liabilities	139,961	709,618
Deferred revenue	3,000,000	3,000,000
Operating lease obligations, less current portion	52,064	—
Total liabilities	3,192,025	3,709,618
Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Series A preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series B convertible, redeemable, preferred stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Undesignated preferred stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,573,545 and 172,323,545 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	17,257	17,232
Additional paid-in capital	54,110,425	54,087,065
Accumulated deficit	(53,412,045)	(52,119,257)
Total stockholders’ equity	715,637	1,985,040
Total liabilities and stockholders’ equity	$3,907,662	$5,694,658

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	$—	$—	$—	$—
Expenses:
Research and development	325,623	239,776	561,681	500,135
General and administrative	370,150	345,371	808,643	859,829
Total expenses	695,773	585,147	1,370,324	1,359,964
Loss from operations	(695,773)	(585,147)	(1,370,324)	(1,359,964)

Other income:
Interest income	35,831	83,457	77,536	173,563
Net loss	$(659,942)	$(501,690)	$(1,292,788)	$(1,186,401)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common stock shares outstanding – basic and diluted	172,573,545	172,323,545	172,449,236	172,201,567

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	172,323,545	$17,232	$54,087,065	$(52,119,257)	$1,985,040
Net loss	—	—	—	(632,846)	(632,846)
Balances, March 31, 2025	172,323,545	$17,232	$54,087,065	$(52,752,103)	$1,352,194
Issuance of common stock under equity incentive plan	250,000	25	14,975	—	15,000
Stock-based compensation	—	—	8,385	—	8,385
Net loss	—	—	—	(659,942)	(659,942)
Balances, June 30, 2025	172,573,545	$17,257	$54,110,425	$(53,412,045)	$715,637

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	18,090	—	18,090
Net loss	—	—	—	(684,711)	(684,711)
Balances, March 31, 2024	172,323,545	$17,232	$54,085,905	$(49,464,767)	$4,638,370
Stock-based compensation	—	—	1,160	—	1,160
Net loss	—	—	—	(501,690)	(501,690)
Balances, June 30, 2024	172,323,545	$17,232	$54,087,065	$(49,966,457)	$4,137,840

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(1,292,788)	$(1,186,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,385	40,250
Non-cash lease expense	317	—
Changes in assets and liabilities:
Prepaid expenses	(4,230)	34,618
Accounts payable and other current liabilities	(595,644)	(629,637)
Net cash used in operating activities	(1,868,960)	(1,741,170)
Net change in cash and cash equivalents	(1,868,960)	(1,741,170)
Cash and cash equivalents at beginning of period	5,606,863	8,839,912
Cash and cash equivalents at end of period	$3,737,903	$7,098,742

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for lease obligations	$86,420	$—

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(Unaudited)

1. Corporate Overview

Overview

The accompanying condensed financial statements of the Company have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2025, and for all periods presented, have been made.

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

The results of operations for the three-month and six-month periods ended June 30, 2025, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2024 Annual Report and the Company’s other filings with the SEC.

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

On December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”) pursuant to which, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer. Pursuant to the Agreement, the Company paid JHU an upfront license fee of $40,000. In addition to compliance with customary terms and conditions included in the Agreement, the Company is contractually obligated to pay JHU certain additional consideration, including the following:

●	Royalties within the mid-single digit percentages based on net sales generated from a licensed product, with net sales generated from a licensed product that has exclusivity in the United States due solely to the patent rights provided pursuant the Agreement subject to a higher percentage;

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(Unaudited)

●	Minimum Annual Royalty (“MAR”) payments of $10,000 during each of the first two years of the Agreement, $15,000 during the third year of the Agreement and $50,000 during the fourth year of the Agreement and every year thereafter until the first commercial sale of an associated licensed product. Following the first commercial sale of an associated licensed product, every year thereafter throughout the remaining term of the Agreement the MAR payment is $150,000;
●	A low-double digit percentage of any consideration received from a sublicensee; and
●	Certain development-related milestone payments in the aggregate of $3.0 million upon the achieving each of a series of agreed upon milestones, including a successful Phase 3 clinical trial, as well as commercialization and FDA approval of a licensed product, as defined within the Agreement.

In May 2024, the Company formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which the Company has engaged the services of external experts in the field to assist with the process. The Company’s Phase IIb clinical study (“HP2001”) uses a novel formulation of itraconazole, which is referenced in the pre-IND submission.

The Company was granted a meeting in June 2024 with the Dermatology Division of the FDA, which was subsequently cancelled (with acknowledgement from the FDA), as the Company believed it required input from the FDA’s Division of Oncology. Additionally, the FDA required further understanding of the right of use to the HP2001 study to further discuss some of the pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary, and the Company believes to have provided sufficient information around the right of use to proceed with the pre-IND.

The Company has engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole, which formulations are now complete. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (“PK”) crossover study of the generic formulation and the formulation that was used within the HP2001 study in preparation for a new pre-IND and New Drug Application (“NDA”). Given all formulations consist of the same active pharmaceutical ingredients (“API”), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study.

In addition, the Company has submitted an application to the FDA to participate in the new Rare Disease Endpoint Advancement (RDEA) pilot program - an initiative jointly led by the Center for Drug Evaluation and Research (CDER) and the Center for Biologics Evaluation and Research (CBER).

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery utilizing the new formulation of itraconazole as the API which has been developed with Avior (see Note 4), coupled with a crossover PK study to demonstrate that the Company’s formulation of itraconazole delivers comparable levels of itraconazole as the itraconazole formulation used in prior clinical trials, and approved by the FDA. In doing so, the Company intends to obtain justification for the submission of an NDA without requiring additional clinical trials. Based on cash on hand, totaling approximately $3.7 million as of June 30, 2025, and the Company’s current operational plan and budget, the Company expects to have sufficient cash to manage its business, continue to pursue the FDA process for the BCCNS product (without further clinical trials), and explore other drug development opportunities for the foreseeable future. Accordingly, upon determination of the requirements for the BCCNS NDA, the Company will assess capital requirements necessary to pursue additional opportunities, which may include raising additional capital through sales of equity securities or debt. However, there can be no assurances that the Company will be successful in the execution of its operational plan nor, if determined to be required, that the Company will be successful in raising additional capital on economically reasonable terms, if at all.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) should be classified as non-current. As of June 30, 2025 and December 31, 2024, deferred revenue consisted of $3 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank accounts in excess of Federal Deposit Insurance Corporation insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing. The Company has not experienced any losses in these accounts to date.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(Unaudited)

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(Unaudited)

4. Related Party Transactions

The Company has engaged Avior for the development of a novel formulation of itraconazole. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. During the six months ended June 30, 2025 and 2024, the Company incurred $0.1 million and $0.02 million, respectively, of costs associated with its engagement of Avior.

5. Stockholders’ Equity

Employee Stock Plans

The following table presents a summary of the activity relating to the Company’s issuance of restricted shares of common stock and common stock options:

	Six Months Ended June 30,
	2025	2024
Board of Director restricted share issuances (1)	250,000	300,000
Aggregate grant date fair value	$0.02 million	$0.02 million

Employee stock plan issuances (2)
Option issuances	215,000	290,000
Exercise price per share	$0.06	$0.08
Weighted-average grant date fair value per share	$0.04	$0.07
Aggregate fair value of options issued (3)	$0.01 million	$0.02 million

Weighted-average assumptions used to estimate the fair value of the options issued during the period:
Risk-free interest rate	3.91%	4.33%
Expected term	5 years	5 years
Expected volatility	77.90%	129.18%
Dividend yield	Zero	Zero

(1)	The shares of common stock were fully vested upon issuance but are restricted from trading for a period of one year from the date of grant.
(2)	The options were fully vested upon issuance and have contractual terms of 10 years.
(3)	Determined by using the Black-Scholes valuation model.

As of June 30, 2025, there were 3,080,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation as of June 30, 2025. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of June 30, 2025 were 5.1 years, $0.09 and approximately $0.01 million, respectively.

6. Commitments and Contingencies

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any pending legal proceedings.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(Unaudited)

7. Leases

During the six months ended June 30, 2025, the Company executed a lease agreement for office space utilized by finance and operations staff. The lease commenced on March 1, 2025 for a term of three years with no renewal options available. Previously, the Company leased office space under a short-term lease agreement which expired on March 31, 2025.

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$8,077	$—	$10,769	$—
Short-term lease cost	—	3,180	9,901	7,950

Supplemental information relating to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows related to operating lease	$7,839	$—	$10,452	$—

Weighted average remaining lease terms and discount rates were as follows:

	As of June 30,
	2025	2024
Operating lease:
Remaining lease term	2.7 years	—
Discount rate	7.5%	—

Future minimum lease payments under non-cancelable operating lease agreement as of June 30, 2025 were as follows:

Remainder of 2025	$15,678
2026	32,140
2027	33,104
2028	5,544
Total undiscounted minimum lease payments	86,466
Less: imputed interest	(8,415)
Present value of lease obligations	$78,051

The Company has entered into an agreement with a third party to share the utilization of the leased office space and the related costs associated with the use of the space, which require the third party to reimburse the Company for 50% of all rent payments due under the lease. Despite this arrangement, the Company has not been relieved of its primary obligations under the lease agreement and as a result, the contractual lease payments in the table above as well as the right-of-use asset and lease obligation balances recognized on the accompanying condensed balance sheet do not reflect any reductions for future reimbursement of lease costs from the third party.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	$—	$—	$—	$—
Less:
Research and development	325,623	239,776	561,681	500,135
General and administrative	370,150	345,371	808,643	859,829
Loss from operations	(695,773)	(585,147)	(1,370,324)	(1,359,964)
Plus:
Interest income	35,831	83,457	77,536	173,563
Net loss	$(659,942)	$(501,690)	$(1,292,788)	$(1,186,401)

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

On December 12, 2023, we entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”) pursuant to which, JHU granted to our Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, basal cell carcinoma (“BCC”) including BCCNS, and lung cancer. Pursuant to the Agreement, we paid JHU an upfront license fee of $40,000. In addition to compliance with customary terms and conditions included in the Agreement, we are contractually obligated to pay JHU certain additional consideration, including the following:

●	Royalties within the mid-single digit percentages based on net sales generated from a licensed product, with net sales generated from a licensed product that has exclusivity in the United States due solely to the patent rights provided pursuant the Agreement subject to a higher percentage;
●	Minimum Annual Royalty (“MAR”) payments of $10,000 during each of the first two years of the Agreement, $15,000 during the third year of the Agreement and $50,000 during the fourth year of the Agreement and every year thereafter until the first commercial sale of an associated licensed product. Following the first commercial sale of an associated licensed product, every year thereafter throughout the remaining term of the Agreement the MAR payment is $150,000;
●	A low-double digit percentage of any consideration received from a sublicensee; and
●	Certain development-related milestone payments in the aggregate of $3.0 million upon the achieving each of a series of agreed upon milestones, including a successful Phase 3 clinical trial, as well as commercialization and FDA approval of a licensed product, as defined within the Agreement.

In May 2024, we formally requested a Type-B, pre-investigational new drug application (“pre-IND”) meeting with the FDA to obtain feedback on the overall drug development and regulatory plan to use itraconazole for the treatment of BCC tumors in BCCNS patients, for which we have engaged the services of external experts in the field to assist with the process. Our Phase IIb clinical study (“HP2001”) uses a novel formulation of itraconazole, which we reference in our pre-IND submission.

We were granted a meeting in June 2024 with the Dermatology Division of the FDA, which we subsequently cancelled (with acknowledgement from the FDA), as we believed it required input from the FDA’s Division of Oncology. Additionally, the FDA required further understanding of the right of use to the HP2001 study to further discuss some of the pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary, and we believe we have provided sufficient information around the right of use to proceed with our pre-IND.

We have engaged Avior Bio, Inc. (“Avior”), which is currently creating a novel formulation of itraconazole, which formulations are now complete. Upon finalization of the formulation, Avior will conduct a pharmacokinetic (“PK”) crossover study of the generic formulation and the formulation that was used within the HP2001 study in preparation for a new pre-IND and New Drug Application (“NDA”). Given all formulations consist of the same active pharmaceutical ingredients (“API”), it is expected that our new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study.

In addition, we have submitted an application to the FDA to participate in the new Rare Disease Endpoint Advancement (RDEA) pilot program - an initiative jointly led by the Center for Drug Evaluation and Research (CDER) and the Center for Biologics Evaluation and Research (CBER).

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

Results of Operations

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Research and Development Expenses. We incurred $0.3 million and $0.2 million of research and development expenses during the three months ended June 30, 2025 and June 30, 2024, respectively. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. The increase was primarily the result of third party research and development costs due to the timing of our engagement of Avior and the costs associated with the work performed pursuant to our contractual arrangement. We expect research and development expenses to continue to increase in the future, depending on the results from our upcoming FDA meetings.

General and Administrative Expenses. We incurred approximately $0.4 million and $0.3 million in general and administrative expenses during the three months ended June 30, 2025 and June 30, 2024, respectively. During each of the three months ended June 30, 2025 and 2024, general and administrative expenses were composed primarily of compensation costs of $0.2 million, professional services fees of $0.1 million and insurance costs of $0.1 million. The increase in general and administrative expenses is primarily due to a slight increase in the fees incurred for professional services.

Interest income. We earned approximately $0.04 million and $0.1 million of interest income during the three months ended June 30, 2025 and June 30, 2024, respectively. The interest income is generated from deposits held in our depository accounts and the decrease is the result of less deposits within our money market account during the current period.

For the six months ended June 30, 2025, compared to the six months ended June 30, 2024

Research and Development Expenses. We incurred $0.6 million and $0.5 million of research and development expenses during the six months ended June 30, 2025, and June 30, 2024, respectively. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. The increase was primarily the result of third party research and development costs due to the timing of our engagement of Avior and the costs associated with the work performed pursuant to our contractual arrangement. We expect research and development expenses to continue to increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $0.8 million and $0.9 million in general and administrative expenses during the six months ended June 30, 2025 and June 30, 2024, respectively. During the six months ended June 30, 2025, and June 30, 2024, general and administrative expenses were composed primarily of compensation costs of $0.4 million and $0.5 million, respectively, while professional services fees remained consistent at $0.2 million and insurance costs also remained consistent at $0.2 million. The slight decrease in general and administrative expenses is primarily due to a reduction in compensation costs.

Interest income. We earned approximately $0.1 million and $0.2 million of interest income during the six months ended June 30, 2025 and June 30, 2024, respectively. The interest income is generated from deposits held in our depository accounts and the decrease of $0.1 million compared to the prior period is the result of less deposits within our money market account during the current period.

Liquidity and Capital Resources

We are presently focused on our business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. Utilizing the new formulation of itraconazole as the API (Active Pharmaceutical Ingredient) which has been developed with Avior, coupled with a crossover PK study to demonstrate that our formulation of itraconazole delivers comparable levels of itraconazole as the itraconazole formulation used in prior clinical trials, and approved by the FDA, we intend to obtain justification for the submission of an NDA without requiring additional clinical trials. Based on cash on hand, totaling approximately $3.7 million as of June 30, 2025, and our current operational plan and budget, we expect to have sufficient cash to manage our business, continue to pursue the FDA process for the BCCNS product (without further clinical trials), and explore other drug development opportunities for the foreseeable future. Accordingly, upon determination of the requirements for the BCCNS NDA, which we are working to have clarification on within the next six months, we will assess capital requirements necessary to pursue additional opportunities, which may include raising additional capital through sales of equity securities or debt. However, there can be no assurances that we will be successful in the execution of its operational plan nor, if determined to be required, that we will be successful in raising additional capital on economically reasonable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: August 13, 2025	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ James A. McNulty
James A. McNulty
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

