Form 10-Q
period 2025-09-30
Inhibitor Therapeutics, Inc.
filed 2025-11-13
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 172,573,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,976,658	$5,606,863
Prepaid expenses and other assets	87,428	87,795
Total current assets	3,064,086	5,694,658
Operating lease right-of-use assets	71,081	—
Total assets	$3,135,167	$5,694,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,646	$15,896
Accrued expenses and other liabilities	40,432	693,722
Current portion of operating lease obligations	27,455	—
Total current liabilities	87,533	709,618
Deferred revenue	3,000,000	3,000,000
Operating lease obligations, less current portion	44,181	—
Total liabilities	3,131,714	3,709,618
Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Series A preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series B convertible, redeemable, preferred stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Undesignated preferred stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,573,545 and 172,323,545 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	17,257	17,232
Additional paid-in capital	54,110,425	54,087,065
Accumulated deficit	(54,124,229)	(52,119,257)
Total stockholders’ equity	3,453	1,985,040
Total liabilities and stockholders’ equity	$3,135,167	$5,694,658

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH AND NINE-MONTH ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	$—	$—	$—	$—
Expenses:
Research and development	377,789	369,621	939,470	869,756
General and administrative	363,426	443,575	1,172,069	1,303,404
Total expenses	741,215	813,196	2,111,539	2,173,160
Loss from operations	(741,215)	(813,196)	(2,111,539)	(2,173,160)

Other income:
Interest income	29,031	82,239	106,567	255,802
Net loss	$(712,184)	$(730,957)	$(2,004,972)	$(1,917,358)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common stock shares outstanding – basic and diluted	172,573,545	172,323,545	172,491,127	172,242,523

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	172,323,545	$17,232	$54,087,065	$(52,119,257)	$1,985,040
Net loss	—	—	—	(632,846)	(632,846)
Balances, March 31, 2025	172,323,545	$17,232	$54,087,065	$(52,752,103)	$1,352,194
Issuance of common stock under equity incentive plan	250,000	25	14,975	—	15,000
Stock-based compensation	—	—	8,385	—	8,385
Net loss	—	—	—	(659,942)	(659,942)
Balances, June 30, 2025	172,573,545	$17,257	$54,110,425	$(53,412,045)	$715,637
Net loss	—	—	—	(712,184)	(712,184)
Balances, September 30, 2025	172,573,545	$17,257	$54,110,425	$(54,124,229)	$3,453

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2024	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	18,090	—	18,090
Net loss	—	—	—	(684,711)	(684,711)
Balances, March 31, 2024	172,323,545	$17,232	$54,085,905	$(49,464,767)	$4,638,370
Stock-based compensation	—	—	1,160	—	1,160
Net loss	—	—	—	(501,690)	(501,690)
Balances, June 30, 2024	172,323,545	$17,232	$54,087,065	$(49,966,457)	$4,137,840
Net loss	—	—	—	(730,957)	(730,957)
Balances, September 30, 2024	172,323,545	$17,232	$54,087,065	$(50,697,414)	$3,406,883

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(2,004,972)	$(1,917,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,385	40,250
Non-cash lease expense	555	—
Changes in assets and liabilities:
Prepaid expenses	367	36,105
Accounts payable and other current liabilities	(649,540)	(620,605)
Net cash used in operating activities	(2,630,205)	(2,461,608)
Net change in cash and cash equivalents	(2,630,205)	(2,461,608)
Cash and cash equivalents at beginning of period	5,606,863	8,839,912
Cash and cash equivalents at end of period	$2,976,658	$6,378,304

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for lease obligations	$86,420	$—

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(Unaudited)

1. Corporate Overview

Overview

The accompanying condensed financial statements of the Company have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2025, and for all periods presented, have been made.

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

The results of operations for the three-month and nine-month periods ended September 30, 2025, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2024 Annual Report and the Company’s other filings with the SEC.

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

On December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”) pursuant to which, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer. Pursuant to the Agreement, the Company paid JHU an upfront license fee of $40,000. In addition to compliance with customary terms and conditions included in the Agreement, the Company is contractually obligated to pay JHU certain additional considerations, including the following:

●	Royalties within the mid-single digit percentages based on net sales generated from a licensed product, with net sales generated from a licensed product that has exclusivity in the United States due solely to the patent rights provided pursuant the Agreement subject to a higher percentage;

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

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

In June 2024, the Company was granted a meeting with the Division of Dermatology of the FDA. The meeting was subsequently cancelled, with acknowledgement from the FDA, as the Company determined that input from the FDA’s Division of Oncology would be required. The FDA requested additional information regarding the Company’s right of use to the HP2001 study data in order to address certain pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary, and the Company believes to have provided sufficient information regarding its right of use to the HP2001 study data to proceed with the pre-IND process.

The Company has engaged Avior Bio, Inc. (“Avior”), to develop a novel formulation of itraconazole. Avior has completed the formulation development process, and upon finalization, will conduct a pharmacokinetic (“PK”) crossover study of the generic formulation and the formulation that was used within the HP2001 study in preparation for a new pre-IND and New Drug Application (“NDA”). As all formulations consist of the same active pharmaceutical ingredients (“API”), the Company expects its new, novel formulation to exhibit pharmacological properties extremely similar to those of the formulation used in the HP2001 clinical study.

In addition, the Company has submitted an application to the FDA to participate in the new Rare Disease Endpoint Advancement (RDEA) pilot program - an initiative jointly led by the Center for Drug Evaluation and Research (CDER) and the Center for Biologics Evaluation and Research (CBER).

2. Liquidity and Management’s Plans

The Company is presently focused on its business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery utilizing the new formulation of itraconazole as the API which has been developed with Avior (see Note 4), coupled with a crossover PK study to demonstrate that the Company’s formulation of itraconazole delivers comparable levels of itraconazole as the itraconazole formulation used in prior clinical trials, and approved by the FDA. In doing so, the Company intends to obtain justification for the submission of an NDA without requiring additional clinical trials. Based on cash on hand, totaling approximately $3.0 million as of September 30, 2025, and the Company’s current operational plan and budget, the Company expects to have sufficient cash to manage its business, continue to pursue the FDA process for the BCCNS product (without further clinical trials), and explore other drug development opportunities for the foreseeable future. Accordingly, upon determination of the requirements for the BCCNS NDA, the Company will assess capital requirements necessary to pursue additional opportunities, which may include raising additional capital through sales of equity securities or debt. However, there can be no assurances that the Company will be successful in the execution of its operational plan nor, if determined to be required, that the Company will be successful in raising additional capital on economically reasonable terms, if at all.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) should be classified as non-current. As of September 30, 2025 and December 31, 2024, deferred revenue consisted of $3 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications relate to such expenses incurred by the Company that were reclassified from G&A expenses to R&D expenses to better align with the nature of the expenditures. The reclassifications had no impact on the Company’s previously reported financial position, results of operations or cash flows.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued, but not effective, and does not believe that any will have a material impact on the Company’s results of operations or financial position.

4. Related Party Transactions

The Company has engaged Avior for the development of a novel formulation of itraconazole. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. During the nine months ended September 30, 2025 and September 30, 2024, the Company incurred $0.2 million and $0.1 million, respectively, of costs associated with its engagement of Avior.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(Unaudited)

5. Stockholders’ Equity

Employee Stock Plans

The following table presents a summary of the activity relating to the Company’s issuance of restricted shares of common stock and common stock options:

	Nine Months Ended September 30,
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

As of September 30, 2025, there were 3,080,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation as of September 30, 2025. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of September 30, 2025 were 4.8 years, $0.09 and approximately $0.01 million, respectively.

6. Commitments and Contingencies

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any pending legal proceedings.

7. Leases

During the nine months ended September 30, 2025, the Company executed a lease agreement for office space utilized by finance and operations staff. The lease commenced on March 1, 2025 for a term of three years with no renewal options available. Previously, the Company leased office space under a short-term lease agreement which expired on March 31, 2025.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(Unaudited)

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$8,077	$—	$18,845	$—
Short-term lease cost	—	5,231	—	13,181

Supplemental information relating to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows related to operating lease	$7,839	$—	$18,291	$—

Remaining lease term and discount rate were as follows:

	As of September 30,
	2025	2024
Operating lease:
Remaining lease term	2.4 years	—
Discount rate	7.5%	—

Future minimum lease payments under non-cancelable operating lease agreement as of September 30, 2025 were as follows:

Remainder of 2025	$7,839
2026	32,140
2027	33,104
2028	5,544
Total undiscounted minimum lease payments	78,627
Less: imputed interest	(6,991)
Present value of lease obligations	$71,636

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(Unaudited)

8. Segment Information

The Company operates in one reportable segment related to the development and commercialization of therapeutics. The chief operating decision maker (“CODM”) for the Company is the Chief Executive Officer (the “CEO”). The Company’s CODM reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CODM uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts.

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 3. The CODM assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is also reported on the income statement as net loss. Segment assets is reported on the balance sheets as total assets.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	$—	$—	$—	$—
Less:
Research and development	377,789	369,621	939,470	869,756
General and administrative	363,426	443,575	1,172,069	1,303,404
Loss from operations	(741,215)	(813,196)	(2,111,539)	(2,173,160)
Plus:
Interest income	29,031	82,239	106,567	255,802
Net loss	$(712,184)	$(730,957)	$(2,004,972)	$(1,917,358)

9. Subsequent Events

In October 2025, the Company’s Board of Directors approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2025 Plan is 20 million shares of common stock. The adoption of the 2025 Plan is subject to shareholder approval and will be terminated if not approved by the shareholders of the Company within 12 months of the effective date of approval by the Company’s Board of Directors.

In October 2025, the Company entered into a performance-based master services agreement (the “Frameshift Agreement”) with Frameshift Management, Inc. (“Frameshift”), pursuant to which Frameshift shall provide the Company with consulting services for biostatistics, regulatory, business development and strategic consulting in support of Company’s programs in BCC in Gorlin’s syndrome, and related services that the Company may request utilizing the Company’s proprietary new formulation of itraconazole. Compensation for such services will be in accordance with agreed upon rates, with additional compensation in the form of warrants exercisable for shares of the Company’s common stock that would vest in the event of one of the following: (1) license or sale of the Company’s itraconazole program, (2) sale of a majority of the Company’s equity (3) a merger or other change of control transaction wherein ownership/management of the Company’s itraconazole program transfers to a third party, or (4) FDA’s approval of the Company’s itraconazole program followed by the Company proceeding to commercialize rather than selling or licensing.

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

In June 2024, we were granted a meeting with the Division of Dermatology of the FDA. The meeting was subsequently cancelled, with acknowledgement from the FDA, as we determined that input from the FDA’s Division of Oncology would be required. The FDA requested additional information regarding our right of use to the HP2001 study data in order to address certain pre-IND questions. The FDA has agreed to consult the Division of Oncology as necessary, and we believe we have provided sufficient information regarding our right of use to the HP2001 study data to proceed with our pre-IND process.

We have engaged Avior Bio, Inc. (“Avior”), to develop a novel formulation of itraconazole. Avior has completed the formulation development process, and upon finalization, will conduct a pharmacokinetic (“PK”) crossover study of the generic formulation and the formulation that was used within the HP2001 study in preparation for a new pre-IND and New Drug Application (“NDA”). As all formulations consist of the same active pharmaceutical ingredients (“API”), we expect that our new, novel formulation to exhibit pharmacological properties extremely similar to those of the formulation used in the HP2001 clinical study.

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

Results of Operations

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Research and Development Expenses. We incurred $0.4 million of research and development expenses during each of the three months ended September 30, 2025 and September 30, 2024. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. We expect research and development expenses to continue to increase in the future, depending on the results from our upcoming FDA meetings.

General and Administrative Expenses. We incurred approximately $0.4 million in general and administrative expenses during each of the three months ended September 30, 2025 and September 30, 2024. During each of the three months ended September 30, 2025 and 2024, general and administrative expenses were composed primarily of compensation costs of $0.2 million, professional services fees of $0.1 million and insurance costs of $0.1 million.

Interest income. We earned approximately $0.03 million and $0.1 million of interest income during the three months ended September 30, 2025 and September 30, 2024, respectively. The interest income is generated from deposits held in our depository accounts and the decrease is the result of less deposits within our money market account during the current period.

For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

Research and Development Expenses. We incurred $0.9 million of research and development expenses during each of the nine months ended September 30, 2025 and September 30, 2024. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. We expect research and development expenses to continue to increase in the future, depending on the results from our upcoming FDA meeting.

General and Administrative Expenses. We incurred approximately $1.2 million and $1.3 million in general and administrative expenses during the nine months ended September 30, 2025 and September 30, 2024, respectively. During the nine months ended September 30, 2025, and September 30, 2024, general and administrative expenses were composed primarily of compensation costs of $0.6 million and $0.7 million, respectively, while professional services fees remained consistent at $0.3 million and insurance costs also remained consistent at $0.3 million. The slight decrease in general and administrative expenses is primarily due to a reduction in compensation costs.

Interest income. We earned approximately $0.08 million and $0.3 million of interest income during the nine months ended September 30, 2025 and September 30, 2024, respectively. The interest income is generated from deposits held in our depository accounts and the decrease of $0.2 million compared to the prior period is the result of less deposits within our money market account during the current period.

Liquidity and Capital Resources

We are presently focused on our business plan for developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery. Utilizing the new formulation of itraconazole as the API (Active Pharmaceutical Ingredient) which has been developed with Avior, coupled with a crossover PK study to demonstrate that our formulation of itraconazole delivers comparable levels of itraconazole as the itraconazole formulation used in prior clinical trials, and approved by the FDA, we intend to obtain justification for the submission of an NDA without requiring additional clinical trials. Based on cash on hand, totaling approximately $3.0 million as of September 30, 2025, and our current operational plan and budget, we expect to have sufficient cash to manage our business, continue to pursue the FDA process for the BCCNS product (without further clinical trials), and explore other drug development opportunities for the foreseeable future. Accordingly, upon determination of the requirements for the BCCNS NDA, which we are working to have clarification on within the next six months, we will assess capital requirements necessary to pursue additional opportunities, which may include raising additional capital through sales of equity securities or debt. However, there can be no assurances that we will be successful in the execution of its operational plan nor, if determined to be required, that we will be successful in raising additional capital on economically reasonable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, (ii) results from discussions with the FDA, or (iii) the application and availability of corporate funds and our need for future funds. Such forward-looking statements also involve other factors, some of which are outside of our control, which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to fluctuate significantly. Such factors include, among others:

●	acceptance of our business model by investors and potential commercial collaborators;

●	our future capital requirements and our ability to satisfy our capital needs;

●	our ability to commence and complete required clinical trials of our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidates;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members;

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business;

●	the impact of the current U.S. government shutdown, and funding shortages at governmental and regulatory agencies on which we rely; and

●	those risk factors listed under Item 1A of our 2024 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

Item 1A. Risk Factors.

Investing in our common stock is highly speculative and involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors, those risks included in “Part I, Item 1A, Risk Factors” in our 2024 Annual Report and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q, together with all of the other information contained in this Quarterly Report, including our unaudited condensed financial statements and the related notes appearing elsewhere in this Quarterly Report.

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2024 Annual Report.

Disruptions at the FDA, the SEC and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government funding, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the U.S. Securities and Exchange Commission (SEC), and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in October 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown continues to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the current or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs or continues to occur, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ James A. McNulty
James A. McNulty
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

