Form 10-K
period 2025-12-31
Inhibitor Therapeutics, Inc.
filed 2026-03-26
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 was approximately $3.3 million based on the closing sale price of the company’s common stock on such date of $0.04 per share, as reported by the OTC Markets Group, Inc.

As of March 25, 2026, there were 172,573,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2025

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

●	acceptance of our business model by investors and potential commercial collaborators;

●	our future capital requirements and our ability to satisfy our capital needs;

●	our ability to commence and complete required clinical trials of our product candidates and obtain approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidates;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members; and

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

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

Overview

We are a pharmaceutical development company focused on the development and potential commercialization of therapeutics based on already approved active pharmaceutical ingredients, with our primary current focus on basal cell carcinoma nevus syndrome (“BCCNS”), also known as Gorlin Syndrome. Our business strategy is centered on repurposing well-characterized drug substances and, where appropriate, supporting those programs with differentiated formulation, regulatory and intellectual property strategies intended to create a more efficient development path and enhance commercial value.

Our lead program is based on itraconazole, an FDA-approved antifungal agent, for the chronic management of basal cell carcinomas in patients with BCCNS. We believe BCCNS represents a compelling initial indication because it is a serious, lifelong condition with significant recurrent procedural burden, limited durable treatment options, and a specialist-managed patient population. At present, our business model is primarily oriented toward advancing this program through regulatory development and potential strategic transactions, including licensing, partnership or divestment.

Recent Program Developments

In February 2026, with support from Frameshift Management, Inc. (“Frameshift”), we submitted a formal meeting request and briefing materials to the U.S. Food and Drug Administration (“FDA”) regarding our proposed development pathway for itraconazole in BCCNS. The FDA has since informed us that the request has been granted as a Type C meeting, with written responses expected in May 2026. We intend to request that the FDA provide a videoconference in lieu of written responses. The meeting request asks the Agency to address, among other topics, the appropriateness of per-lesion response as a primary efficacy endpoint in BCCNS, the sufficiency of the existing HP2001 efficacy and safety dataset, and the potential use of expedited programs and a 505(b)(2) new drug application pathway.

We have also engaged Avior Bio, Inc. (“Avior”) to develop a proprietary micronized/amorphous itraconazole formulation intended to support our BCCNS program. Formulation development has been completed, and we are pursuing pharmacokinetic work designed to compare the Avior formulation to previously studied itraconazole formulations used in clinical settings. We believe this formulation strategy may support a differentiated chemistry, manufacturing and controls package, may improve bioavailability and plasma consistency, and may enhance the economic durability of the program if paired with new patent protection and orphan-drug exclusivity.

As part of our development activities, we also maintain relationships with patient advocacy groups and incorporate insights from these interactions into our development strategy.

Selected Program Metrics

Metric	Current Program Disclosure
Lead indication	Basal cell carcinoma nevus syndrome (“BCCNS” / Gorlin Syndrome)
Clinical study	HP2001 Phase IIb; 38 patients; 477 surgically eligible baseline lesions
Key efficacy metric reported to FDA	Per-lesion objective response rate of 57.7%
Patient-level disease control reported to FDA	97.4%
Regulatory status	Type C meeting granted; written responses expected May 2026
Formulation status	Proprietary Avior micronized/amorphous formulation developed; PK work in progress

Disease Background and Unmet Need

BCCNS is a rare hereditary cancer predisposition syndrome characterized by the continuous development of basal cell carcinomas over a patient’s lifetime. The syndrome has been described as affecting approximately 1 in 30,000 to 1 in 31,000 individuals (Bree & Shah, 2011; National Organization for Rare Disorders), and our current internal estimates assume a U.S. patient population of approximately 11,000 based on these prevalence rates and U.S. Census data. Patients often begin developing tumors at a relatively young age, and the disease course is chronic rather than episodic (Kimonis et al., 1997).

The burden of BCCNS is not limited to the number of tumors. In the Gorlin Syndrome Alliance Voice of the Patient report submitted to the U.S. Food and Drug Administration, patients described having dozens to more than one thousand basal cell carcinomas removed over the course of their lives, with some individuals undergoing a substantial number of surgical interventions (Gorlin Syndrome Alliance, 2018). Patients and caregivers describe the disease as physically painful, psychologically burdensome and progressively disfiguring. We believe these characteristics distinguish BCCNS from more typical presentations of basal cell carcinoma and support the view of the disease as a chronic condition requiring ongoing management.

Selected References

●	Bree AF, Shah MR. Consensus statement from the first international colloquium on basal cell nevus syndrome (BCCNS). Am J Med Genet A. 2011;155A:2091–2097.
●	Kimonis VE, et al. Clinical manifestations in 105 persons with nevoid basal cell carcinoma syndrome. Am J Med Genet. 1997;69:299–308.
●	Gorlin Syndrome Alliance. Voice of the Patient Report: Basal Cell Carcinoma Nevus Syndrome. Submitted to FDA, 2018.
●	National Organization for Rare Disorders (NORD). Nevoid Basal Cell Carcinoma Syndrome.

Current Treatment Paradigm

Patients with BCCNS are typically managed by dermatologists and frequently require treatment by Mohs micrographic surgeons as part of ongoing care. As a result, we believe that Mohs surgeons represent a concentrated and identifiable group of specialists involved in the management of this patient population. We further believe that this group consists of approximately 1,000 to 1,500 specialists in the United States, and that this concentrated prescriber base may be relevant in the context of potential future commercialization or strategic transactions.

Management of basal cell carcinomas in patients with BCCNS remains predominantly procedural. Standard care generally consists of repeated Mohs micrographic surgery, surgical excision, curettage, electrodessication and other lesion-directed dermatologic interventions as tumors arise (National Comprehensive Cancer Network; American Academy of Dermatology). These approaches are effective for removing individual lesions but do not address the underlying predisposition to continued tumor development.

In selected cases, systemic therapies such as Hedgehog pathway inhibitors may be used, particularly in patients with locally advanced or inoperable disease. Approved agents including vismodegib and sonidegib have demonstrated clinical activity in basal cell carcinoma; however, their use may be limited by tolerability considerations and discontinuation rates in some patients (Sekulic et al., 2012; Migden et al., 2015). As a result, many patients with BCCNS continue to rely primarily on repeated procedural interventions over time.

We believe the current treatment paradigm reflects a reactive, lesion-by-lesion approach to disease management, which may result in a cumulative procedural burden for patients given the chronic and recurring nature of BCCNS.

Selected References

●	National Comprehensive Cancer Network (NCCN). Clinical Practice Guidelines in Oncology: Basal Cell Skin Cancer.
●	American Academy of Dermatology (AAD). Guidelines of Care for the Management of Basal Cell Carcinoma.
●	Sekulic A, et al. Efficacy and safety of vismodegib in advanced basal-cell carcinoma. N Engl J Med. 2012;366:2171–2179.
●	Migden MR, et al. Treatment with two different doses of sonidegib in patients with advanced basal cell carcinoma. Lancet Oncol. 2015;16:716–728.

Illustrative Monthly Procedural Cost Ranges in BCCNS

Tumor burden period	Illustrative monthly procedural cost	Illustrative annualized range
Low burden	$2,000 - $3,500	$24,000 - $42,000
Moderate burden	$4,500 - $7,500	$54,000 - $90,000
High burden	$7,500 - $14,500 +	$90,000 - $174,000 +

Our Program and Clinical Experience with Itraconazole

Our lead clinical dataset comes from Study HP2001, a Phase IIb open-label study of itraconazole in patients with BCCNS. According to our February 2026 FDA meeting materials, the study enrolled 38 patients with 477 surgically eligible target basal cell carcinomas at baseline. In those materials, we reported a per-lesion objective response rate of 57.7% and a patient-level disease control rate of 97.4%.

In a separate scientific and strategic review prepared for the program, we further summarized lesion-level outcomes as follows: 27.3% of lesions resolved completely, an additional 30.4% achieved partial response, 39.4% remained stable or modestly reduced, and only 2.9% exhibited measurable growth during therapy. That review also reported a median duration of tumor reduction of 505 days. We believe these data support the concept of itraconazole as a chronic tumor-control therapy for a disease defined by repeated emergence of independent lesions.

Our FDA briefing materials also emphasize that BCCNS presents a unique endpoint challenge because patients develop numerous independent primary tumors rather than a single clonally related mass. For that reason, we have sought Agency feedback on whether per-lesion analysis is an appropriate primary efficacy framework for this indication and whether the existing HP2001 dataset, together with the known safety profile of itraconazole, may support an NDA strategy.

Scientific Rationale: Anti-Angiogenic Activity

Our scientific positioning for itraconazole in BCCNS is centered on anti-angiogenesis. Itraconazole has been reported to interfere with vascular endothelial growth factor receptor 2 (“VEGFR2”) trafficking and glycosylation, thereby reducing VEGF-driven signaling and neovascularization (Chong et al., 2007; Aftab et al., 2011). Published preclinical studies cited in our scientific review indicate that itraconazole can reduce endothelial migration, sprouting and microvessel density, effects that are directly relevant to tumor vascular support (Chong et al., 2007).

Our materials also describe a complementary endothelial mechanism involving VDAC1, AMP-activated protein kinase and mTORC1. In this framework, itraconazole disrupts endothelial bioenergetics, activates AMPK and suppresses mTORC1, which can reduce endothelial proliferation and angiogenesis (Aftab et al., 2011). We believe this anti-angiogenic profile is particularly relevant in BCCNS because patients develop continual waves of new lesions over time, and vascular suppression offers a disease-control rationale not limited to a single lesion or treatment episode.

A further advantage for a cutaneous oncology program is skin exposure. Published pharmacokinetic work summarized in our scientific review indicates that itraconazole achieves sebum concentrations approximately 5 to 10 times higher than plasma, with sustained deposition in the stratum corneum after treatment (Abuhelwa et al., 2015). We believe this skin-distribution profile supports the biological plausibility of chronic oral itraconazole as a systemic therapy for a disease manifested primarily in the skin.

Selected References

●	Chong CR, et al. Inhibition of angiogenesis by the antifungal drug itraconazole. Cancer Cell. 2007;11:403–413.
●	Aftab BT, et al. Itraconazole inhibits angiogenesis and tumor growth. Cancer Res. 2011;71:6764–6772.
●	Abuhelwa AY, et al. Itraconazole pharmacokinetics and tissue distribution. Clin Pharmacokinet. 2015;54:375–390.

Formulation Strategy, Avior Relationship and Economic Implications

We engaged Avior to develop what we refer to internally as Micro-ITRA, a proprietary micronized/amorphous itraconazole formulation intended for long-term administration in BCCNS. We retain all rights to this formulation and any associated intellectual property arising from its development. Our scientific materials describe this formulation as designed to improve dissolution, bioavailability and plasma consistency. We believe these characteristics may be important both clinically and commercially: clinically, because they may support more predictable systemic exposure over chronic dosing; commercially, because a differentiated formulation may provide a basis for patent protection and help distinguish our program from commodity itraconazole products. We believe this formulation represents a core proprietary component of our development strategy and is intended to serve as the basis for our regulatory, intellectual property and commercial positioning.

We intend to pursue patent protection covering the Avior formulation and related methods of use. If obtained, this protection could operate alongside existing and potential regulatory exclusivities to strengthen the durability of the asset. From an economic standpoint, additional formulation-based protection may reduce substitution risk, support lifecycle management, extend the period over which we may negotiate commercial value with partners and enhance the overall strategic attractiveness of the program in a licensing or divestment process. We believe that ownership of a differentiated formulation may be important in supporting exclusivity, reducing generic substitution risk and enhancing the potential value of the program in any future strategic transaction.

We also believe the formulation work may fit well with a 505(b)(2) strategy. FDA guidance explains that section 505(b)(2) can be appropriate for applications that rely in part on investigations not conducted by or for the applicant and for which the applicant does not have a right of reference, including published literature or prior Agency findings of safety and effectiveness for an approved drug. Subject to FDA feedback, we believe that pairing existing itraconazole clinical and safety knowledge with a differentiated formulation and appropriate bridging data could create an efficient regulatory and economic pathway for the program.

Regulatory Strategy and Potential Exclusivity

Our current regulatory focus is on obtaining FDA alignment regarding endpoint selection, data sufficiency and filing strategy. The FDA’s formal meeting guidance states that Type C meetings are used to discuss development and review issues other than those assigned to Type A or Type B meetings. Through the Type C interaction granted for our program, we are seeking guidance on whether the HP2001 dataset can support a registration strategy, whether per-lesion response is an acceptable efficacy framework in BCCNS and whether our program may be appropriate for expedited programs.

We are also evaluating potential eligibility for Fast Track designation, Breakthrough Therapy designation, Accelerated Approval and Priority Review. FDA describes these programs as tools intended to expedite development or review for therapies that address serious conditions and unmet medical need. We already hold orphan-drug designation for itraconazole in BCCNS. FDA states that orphan designation provides the potential for seven years of market exclusivity after approval, separate from patent rights, for the approved rare-disease use if statutory and factual requirements are satisfied at approval.

Taken together, we believe our regulatory strategy is important not only for development efficiency but also for asset value. A successful 505(b)(2) path, if available, may reduce development complexity relative to a full development program. Orphan exclusivity, if realized upon approval, may provide a protected commercial window. Additional formulation patent protection, if granted, could extend the practical economic life of the asset beyond regulatory exclusivity.

Market Opportunity and Economic Framework

Our internal economic report frames BCCNS as a chronic specialty dermatology opportunity rather than a conventional acute-treatment market. Using an estimated U.S. BCCNS population of approximately 11,000 patients (Bree & Shah, 2011; National Organization for Rare Disorders), one-third market penetration would correspond to roughly 3,700 treated patients annually. At an illustrative therapy price of $4,000 per month, annual gross revenue at that penetration level would be approximately $178 million; at $5,000 per month, annual gross revenue would be approximately $222 million.

We view those price levels as grounded in the structural economics of current care (Guy et al., 2015; American Academy of Dermatology). Our economic work emphasizes that itraconazole is intended to shift care from episodic, procedure-driven intervention toward more predictable chronic disease management, not to eliminate surgery entirely. In that framework, the commercial value proposition is tied to reducing procedure frequency and intensity over time, improving predictability for patients and payors, and offering a fixed-price systemic approach in a population defined by lifelong recurrent procedural burden.

Although any commercial outcome will depend on regulatory approval, physician adoption, reimbursement, competition and other factors, we believe the BCCNS program has attributes that are attractive from an economic standpoint: a defined rare-disease population, a concentrated prescriber base, significant unmet need, relatively straightforward oral administration, and the potential for layered exclusivity if orphan protection and formulation patents are realized.

Selected References

●	Bree AF, Shah MR. Am J Med Genet A. 2011;155A:2091–2097.
●	National Organization for Rare Disorders (NORD). Nevoid Basal Cell Carcinoma Syndrome.
●	American Academy of Dermatology (AAD). Skin Cancer Data and Treatment Overview.
●	Guy GP Jr, et al. Prevalence and costs of skin cancer treatment in the U.S. Am J Prev Med. 2015;48:183–187.
●	Company estimates based on published literature, publicly available data and internal analyses.

Illustrative Economic Snapshot

Illustrative assumption	Case 1	Case 2
Estimated U.S. BCCNS population	11,000	11,000
Illustrative treated patients at one-third penetration	~3,700	~3,700
Illustrative monthly therapy price	$4,000	$5,000
Illustrative annual gross revenue	~$178 million	~$222 million

Intellectual Property

On December 12, 2023, we entered into an Exclusive License Agreement with Johns Hopkins University pursuant to which we obtained exclusive worldwide rights to U.S. Patent No. 8,980,930, entitled “New Angiogenesis Inhibitors.” We believe this licensed asset supports the development of itraconazole as an oncology therapeutic and remains an important foundational component of our intellectual property estate.

In addition to this licensed patent, our current intellectual property efforts are focused on the Avior formulation and related methods of treatment in BCCNS. We intend to continue evaluating additional patent opportunities that may strengthen the program’s defensibility and commercial life. We also rely on trade secrets, know-how and development data as part of our overall strategy to protect program value.

Commercial and Strategic Alternatives

We do not currently market any FDA-approved products and have not established a commercial sales infrastructure. At this stage, our primary commercial strategy is to advance the BCCNS program through regulatory development toward potential approval and to evaluate strategic transactions that may maximize the value of the program. These may include regional or global licensing, co-development arrangements, strategic partnerships or divestment of the program or related assets.

We are actively evaluating potential strategic transactions and may engage with pharmaceutical or biotechnology companies that have development, regulatory and commercial capabilities in dermatology or oncology. Any such transaction may include upfront payments, development and regulatory milestones, royalties on future net sales or other forms of consideration, although there can be no assurance that any agreement will be completed on acceptable terms, or at all.

We believe that pursuing strategic transactions may allow us to leverage external development, regulatory and commercial capabilities while reducing capital requirements and execution risk. In addition, we believe that advancing the program through key regulatory milestones, including potential FDA feedback and, if applicable, approval, may enhance its attractiveness as a potential licensing or divestment opportunity. We may seek to retain economic participation in any such transaction through milestone payments, royalties or other structured consideration.

Competition

The BCCNS treatment landscape includes repeated procedural intervention, non-pharmacologic management strategies such as rigorous sun protection, and systemic treatment approaches that may be used in selected settings. Competition may also arise from companies pursuing therapies for basal cell carcinoma or rare dermatology populations more broadly.

Our principal competitive challenge is not solely another drug candidate, but the entrenched procedural standard of care. We believe our program is differentiated by its chronic disease-control positioning, oral route of administration, existing body of itraconazole safety knowledge, anti-angiogenic rationale, and the possibility of supporting differentiated access and exclusivity through formulation and regulatory strategy.

Government Regulation

Pharmaceutical products are subject to extensive regulation in the United States and other jurisdictions. In the United States, the FDA regulates, among other things, preclinical and clinical development, manufacturing, labeling, approval, marketing, promotion and post-approval reporting. Before a drug may be marketed in the United States, the sponsor generally must complete applicable development work, submit an NDA and obtain FDA approval.

Our program is expected to be regulated as a drug product. Depending on FDA feedback, our future regulatory path may involve a 505(b)(2) NDA strategy, chemistry, manufacturing and controls work related to our proprietary formulation, inspection of manufacturing facilities and, if applicable, post-approval commitments or pharmacovigilance requirements.

Human Capital Resources

As of the date of this Report, we have two full-time employees and six part-time employees. The full-time employees include our Executive Chairman who is involved in our clinical development program history and status, as well as vetting additional opportunities and operations, as well as our Vice President of Operations. The part-time employees include our Interim CFO, as well as administrative, legal and accounting functions. None of our employees are covered by collective bargaining agreements. From time to time, we also employ independent contractors to support our clinical development and administrative functions. We consider the number of our employees, their compensation, and their functions to be appropriate for the current status of our business, and we also consider relations with each of our employees to be good. Each of our employees has entered into confidentiality, intellectual property assignment and non-competition agreements with us.

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

After approximately five years of extended litigation between a minority shareholder and the former majority shareholder of the Company, the matter was finalized through mediation in 2022. As part of the settlement agreement, the former majority shareholder surrendered all equity securities of the Company for cancellation. Certain defendants in the litigation were directors and officers of the Company at the time, and as a result of the legal settlement, resigned from these positions. New officers and directors were then elected and the Company continued under new management.

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

Our business is subject to numerous risks and uncertainties, including those typically associated with small, pre-revenue pharmaceutical development companies. Investors should carefully consider all risks described elsewhere in this Annual Report, including the following Part I-specific themes.

We may not obtain FDA agreement on our proposed development pathway. Although we have been granted a Type C meeting, FDA may disagree with our proposed endpoint framework, may require additional data or development work, may determine that the existing HP2001 dataset is not sufficient for filing, or may decline to support a 505(b)(2) pathway or expedited programs.

Our intellectual property strategy may not provide the protection or duration we expect. Patent applications related to our proprietary formulation may not issue, may issue with narrower claims than anticipated, may be challenged or may not provide meaningful commercial protection. Orphan-drug designation does not guarantee approval and exclusivity attaches only if statutory requirements are satisfied at approval.

Our commercial assumptions may not be realized. The economic analyses described in Item 1 are based on internal assumptions, literature sources and illustrative market scenarios. Actual pricing, reimbursement, penetration, partner interest and profitability could differ materially.

We may require additional capital or strategic transactions to realize the value of our program. Even if regulatory progress continues, we may be unable to raise funding or enter into a transaction on acceptable terms, or at all.

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

On February 19, 2026, we entered into a securities purchase agreement to sell 12 million shares of our common stock and to issue a common stock purchase warrant to purchase up to 7 million additional shares of common stock in exchange for proceeds of $3 million. If the warrant is exercised, additional proceeds of approximately $2.5 million would be received. There are no guarantees that this deal pursuant to the securities purchase agreement will close and there are no assurances that the warrants will be exercised. In this event, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be adversely affected to a significant extent.

We might not be able to continue as a going concern.

Notwithstanding our conclusion that our current plans mitigate the substantial doubt about our ability to continue as a going concern, there is significant uncertainty regarding the timing and effect of the impact any public or private sale of equity or debt securities or from any other financing strategies. Accordingly, we cannot conclude it is probable we will be able to generate sufficient liquidity to continue as a going concern.

If we are required to raise additional funding in the future beyond our current plans to maintain our operations, we cannot be certain that additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution.

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

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of more than 50% of our common stock as of the date of this Report. As a result, investors may be prevented from affecting matters involving our company, including:

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

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Our Chief Financial Officer manages our risk management program, with periodic updates provided to the Board of Directors, to assess third party risk exposure to identify and mitigate risks from vendors, suppliers, and other business partners. We are not aware of any material cybersecurity incidents that have materially affected the Company to date. However, we cannot guarantee that we will not experience such incidents in the future. We maintain cybersecurity insurance coverage (first and third-party) with an insurance carrier that is a leader in the cybersecurity insurance industry.

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

We rely on information technology systems and third-party service providers in the conduct of our business, including for data storage, communications, finance and regulatory work. Our scale and resources are limited, but cybersecurity remains an area of management attention.

We maintain administrative, technical and operational measures that we believe are appropriate for our size and stage of development. As of the date of this report, we are not aware of any cybersecurity incident that has materially affected our business, strategy, results of operations or financial condition.

Item 2.	Description of Property.

Our principal executive offices are located at 3014 West Palmira Avenue, Suite 302, Tampa, Florida 33629. We believe our current facilities are adequate for our present needs.

Item 3.	Legal Proceedings.

From time to time, we may be involved in legal proceedings or claims arising in the ordinary course of business. As of the date of this report, we are not aware of any material pending legal proceeding that we believe would require disclosure in this Item, except as otherwise described elsewhere in this Annual Report, if applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for quotation on the OTCQB market under the symbol “INTI”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2025 and 2024, as reported by the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2025, Quarter Ended:	High	Low
March 31, 2025	$0.07	$0.05
June 30, 2025	$0.06	$0.04
September 30, 2025	$0.06	$0.04
December 31, 2025	$0.06	$0.04

Fiscal Year 2024, Quarter Ended:	High	Low
March 31, 2024	$0.12	$0.03
June 30, 2024	$0.13	$0.06
September 30, 2024	$0.10	$0.05
December 31, 2024	$0.10	$0.04

Since our common stock is not listed on a national exchange, any over-the-counter market quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of the date of this Report, we had approximately 83 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Awards under equity compensation plans approved by security holders (1)	3,080,646	$0.09	20,000,000
Awards under equity compensation plans not approved by security holders	-	-	-
Total	3,080,646	$0.09	20,000,000

(1)	The 2014 Equity Incentive Plan (the “EIP”) was adopted by the Board of Directors and approved by a majority of our stockholders on September 30, 2014. The Board of Directors approved an increase to the number of shares available for issuance under the EIP of 11,000,000 shares which was subsequently approved by our majority shareholder in December 2018. On October 21, 2025, our Board of Directors approved our 2025 Equity Incentive Plan (the “2025 Plan”). The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2025 Plan is 20 million shares of common stock. The Company plans to solicit/receive shareholder approval within 12 months of the effective date of adoption of the Plan by the Board. Plan provides that if such approval is not timely received the Plan terminates, as do any awards made thereunder.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our current primary focus is on the development of therapies initially for BCCNS cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. We have developed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

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

We have engaged Avior Bio, Inc. (“Avior”), to develop a novel formulation of itraconazole. Avior has completed the formulation development process and is conducting a pharmacokinetic (“PK”) crossover study of the generic formulation and the formulation that was used within the HP2001 study in preparation for a new pre-IND and New Drug Application (“NDA”). As all formulations consist of the same active pharmaceutical ingredients (“API”), we expect that our new, novel formulation to exhibit pharmacological properties extremely similar to those of the formulation used in the HP2001 clinical study. The PK crossover study is expected to take approximately six weeks to complete with reporting anticipated shortly thereafter.

In October 2025, we entered into a performance-based master services agreement with Frameshift Management, Inc. (“Frameshift”) to provide regulatory, biostatistical and strategic consulting services supporting our lead development program targeting basal cell carcinomas associated with Gorlin Syndrome. Frameshift performs services under project-specific statements of work supporting our preparation of regulatory submissions, coordination of supporting analyses and overall advancement of our BCCNS development strategy.

Frameshift supported us in the preparation of a regulatory meeting request and associated briefing materials submitted to the FDA in February 2026 and is expected to assist in the preparation of materials supporting a potential NDA subject to regulatory feedback and the outcome of FDA discussions regarding our proposed development pathway

Critical Accounting Policies and Estimates

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

Results of Operations

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Research and Development Expenses. We incurred $1.7 million and $1.8 million in research and development expenses during the years ended December 31, 2025 and 2024, respectively. These expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support the Company’s research and development activities. The $0.1 million decrease is primarily the result of a decrease in internal personnel costs associated with the Company’s R&D activities as a result of the relative significance of R&D activity and developments during the year ended December 31, 2025 compared to the year ended December 31, 2024. We anticipate that research and development expenses could increase in the future, depending on the results from our upcoming FDA meetings.

General and Administrative Expenses. We incurred approximately $1.7 million and $1.9 million in general and administrative expenses during the years ended December 31, 2025, and 2024, respectively. During the year ended December 31, 2025, general and administrative expenses were composed primarily of compensation costs of $1.0 million, professional services fees of $0.4 million and insurance costs of $0.3 million, which reflects a decrease of $0.1 million in compensation costs and a decrease of $0.1 million in insurance costs, year-over-year.

Interest income. We earned approximately $0.1 million and $0.3 million of interest income during the years ended December 31, 2025 and December 31, 2024, respectively. The interest income is generated from deposits held in our depository accounts and will continue to fluctuate consistent with the level of deposits held in our accounts.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and expect to incur additional losses until such time that we can generate significant revenue from the licensing of a product once we receive approval by FDA, which will allow for commercialization of the product candidate. During the year ended December 31, 2025, we incurred a net loss of $3.3 million and had negative operating cash flows of $3.2 million. Given our projected operating requirements and our existing cash and cash equivalents, we are projecting insufficient liquidity to sustain our operations through one year following the date that the financial statements are issued, before giving consideration to management’s plans to alleviate such conditions. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to these conditions, management is currently evaluating the scope of our 2026 operations, including potential financing strategies that include, but are not limited to, the public or private sale of equity or debt securities or from loans or through other strategic collaboration and/or from licensing agreements. On February 19, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to sell and issue shares of common stock and warrants in a registered direct offering in exchange for proceeds of $3.0 million. The securities are subject to certain contractual restrictions on transfer, including a nine-month lock-up period. Once received, we intend to use the proceeds from the offering for working capital and other general corporate purposes.

We believe that the impact on our liquidity and cash flows resulting from the offering, once the proceeds are received, will mitigate some of the risk related to the substantial doubt about our ability to continue as a going concern. However, there can be no assurances that the proceeds will be received pursuant to the securities purchase agreement. Because our plans have not yet been fully executed and are not within our control, the implementation of such plans cannot be considered probable. As a result, we have concluded that our plans do not currently alleviate substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

In accordance with the Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”), we are contractually obligated to make Minimum Annual Royalty (“MAR”) payments to JHU, as defined within the Agreement. As of December 31, 2025, the remaining MAR payments owed are as follows: By January 1, 2026: $15,000; By January 1, 2027 and every year thereafter until the first commercial sale of an associated licensed product: $50,000.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, at December 31, 2025, such disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of completing its assessment of internal control over financial reporting as of December 31, 2025, management did not identify any material weaknesses but does acknowledge a significant deficiency in the number of personnel available to serve the Company’s accounting function, specifically management believes that we may not be able to adequately segregate responsibility over financial transaction processing and reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. Although we are unable to remediate the significant deficiency with current personnel, we are mitigating its potential impact, primarily through greater involvement of senior management in the review and monitoring of financial transaction processing and financial reporting.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2025.

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this Report are as follows:

Name	Age	Position
Francis E. O’Donnell	76	Executive Chairman of the Board and Chief Executive Officer
James A. McNulty	75	Interim Chief Financial Officer, Treasurer and Secretary
Samuel J. Sears	82	Director
Niraj Vasisht	62	Director
Michelle Yanez	54	Director
Michael Jerman	42	Director and Audit Committee Financial Expert
Ronald E. Osman	79	Director

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

James A. McNulty, CPA, was CFO of Mira Pharmaceuticals, Inc. and Telomir Pharmaceuticals, Inc. prior to the respective initial public offerings of the companies in 2023 and 2024. Mr. McNulty was the CEO of MYMD Pharmaceuticals, Inc. until it became a public company in 2020. He serves on the Board of Directors of Lunai Bioworks, Inc. (NASDAQ: LNAI). After leaving public accounting in 1998 after a 26-year career in Tampa as founder of three CPA firms, he served as CFO in the biopharmaceutical industry including 15 years with BioDelivery Sciences International, Inc. (NASDAQ: BDSI). He served five years on the board as Lead Director/Audit Committee Chair of CV Sciences, Inc (OTC: CVSI). He has extensive experience in privately held companies, including five years as a Director of Quantum Technology Sciences, Inc. until its acquisition by a public company, and since 2000 as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, including as CFO of Defender Pharmaceuticals, Inc. He is a partner in Perfect Golf Event, LLC, an online organizer of approximately 5,000 charity golf events annually. Mr. McNulty’s career in accounting and consulting services includes expert testimony as a Certified Public Accountant, primarily in construction litigation and personal injury cases. He is a 1972 graduate of the University of South Florida.

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

Niraj Vasisht, PhD, has been the Chairman of the Board, President and CEO of Avior Bio Inc. since March 2018. He has over thirty years of experience in the pharmaceutical industry. Under his leadership, he built Avior into a clinical-stage, a manufacturing-integrated pharmaceutical company that is developing a treatment for pruritus and skin inflammation for patients suffering from chronic liver and kidney diseases. Before Avior, Dr. Vasisht was the Chief Technology Officer at BioDelivery Sciences (BDSI). He spent 13 years in multiple roles and oversaw the development, approval, and manufacturing of Belbuca®, Bunavail®, and Onsolis® for the US and ROW market addition. Before BDSI, he was the Director at Southwest Research Institute, where he ran the pharmaceutical and nanomaterials business unit. At Southwest Research, he developed several drug delivery technologies and assisted the development of third-party commercial products, i.e., Citracal®, Meg-3®, and Probuphine®. Dr. Vasisht received a bachelor’s degree in chemical engineering from the Indian Institute of Technology, India, and a Doctorate in Chemical Engineering from Rensselaer Polytechnic Institute. He has over 25 US patents and numerous publications and authored a book on Microencapsulation and Controlled Release.

Michelle Yanez, MBA, is a senior financial executive with over 25 years of experience in public and privately held biotech, pharmaceuticals, and life science companies, including CFO of MIRA Pharmaceuticals, Inc. and Telomir Pharmaceuticals, Inc. (NASDAQ: MIRA/TELO). Ms. Yanez’ experience includes a broad range of responsibilities in a highly complex and regulated market. She also brings deep corporate governance experience through her work with corporate boards, including audit and finance committees and is qualified to serve on audit committees as a financial expert. Ms. Yanez held various positions, including the Director of Financial Reporting, of BioDelivery Sciences International, Inc., (Nasdaq: BDSI). In her role, she led financial offerings, managed due diligence for product acquisitions and financings and managed finance documents and filings for the tender offer, leading to the acquisition of BDSI in April 2022 for over $600M. Ms. Yanez is also Co-Founder and Chief Financial Officer of Santander Pharma Consulting, a privately held life sciences consulting firm that provides business development and commercial strategy services to pharmaceutical, medical device, and life science companies, offering guidance throughout all stages of commercial development, from inception to product launch, since February 2024. Ms. Yanez is a member of the Institute of Management Accountants and a member of the SEC Professionals Group. Ms. Yanez received her MBA from Rutgers School of Business, Cum Laude.

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

Dr. Ian Maher, MD, is a Professor of Dermatology and Director of Dermatologic Surgery at University of Minnesota. He is board certified in Mohs surgery, specializing in the treatment of a broad range of common and rare skin cancers as well as post-skin cancer reconstruction. Dr. Maher has served on the Boards of multiple national Dermatologic organizations. He has published over 100 peer-reviewed articles.

Board Meetings and Attendance

The Board of Directors held two meetings in 2025. The Audit and Compensation Committees met four times in 2025. The were no meetings in 2025 for the Nominating and Corporate Governance Committee or the Scientific Advisory Board. All directors attended the meetings of the Board in 2025.

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

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2025, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

We have adopted a formal code of ethics that applies to our directors and principal executives and financial officers or persons performing similar functions. A copy of our Code of Ethical Conduct can be found on our website under “Investors” at http://www.inhibitortx.com/.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2025 and 2024. Individuals we refer to as our “named executive officers” include our Executive Chairman and Chief Executive Officer and our Interim Chief Financial Officer, Secretary and Treasurer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Francis E. O’Donnell	2025	598,000	507,363	-	-	-	-	13,267	1,118,630
Executive Chairman and Chief Executive Officer	2024	598,000	506,598	3,500	-	-	-	29,788 (2)	1,137,886

James A. McNulty	2025	200,000	138,487	-	-	-	-	24,087	362,574
Interim Chief Financial Officer, Secretary and Treasurer	2024	200,000	138,487	-	6,700	-	-	14,569	359,756

(1)	Amounts include medical reimbursements and health insurance premiums paid.
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

Outstanding equity awards

The following table summarizes outstanding unexercised options held by each of our named executive officers and directors, as of December 31, 2025. There were no outstanding unvested stock or equity incentive plan awards held by our named executive officers, as of December 31, 2025.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)

Samuel J. Sears Jr.	150,000	-	-	$0.24	July 1, 2026	-	-	-	-

James A. McNulty	150,000	-	-	$0.24	July 1, 2026	-	-	-	-
	100,000	-	-	$0.08	March 15, 2034	-	-	-	-

2014 Equity Incentive Plan

In July 2014, our Board of Directors adopted our EIP. On September 30, 2014, the EIP was approved by the majority of stockholders pending delivery of required notice to all Company stockholders.

The purpose of our EIP was to attract and retain directors, officers, consultants, advisors, and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The EIP was administered by the Compensation Committee of our Board of Directors or by the full Board of Directors, which may determine, among other things, (a) the persons who are to receive awards, (b) the type or types of awards to be granted to such persons, (c) the number of shares of common stock to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with the awards, (d) the terms and conditions of any awards, (e) whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares of common stock, other securities, other awards or other property, or cancelled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, cancelled, forfeited, or suspended, (f) whether, to what extent, and under what circumstances the delivery of cash, shares of common stock, other securities, other awards or other property and other amounts payable with respect to an award, (g) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the EIP and any instrument or agreement relating to, or award granted under, the EIP, (h) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee deems appropriate for the proper administration of the EIP, (i) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and (j) make any other determination and take any other action that the compensation committee deems necessary or desirable for the administration of the EIP.

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

2025 Equity Incentive Plan

On October 21, 2025, our Board of Directors approved our 2025 Equity Incentive Plan (the “2025 Plan”). The purpose of our EIP was to attract and retain directors, officers, consultants, advisors, and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The 2025 Plan will be administered by the Board of Directors or one more committees or subcommittees of the Board, which will be comprised of not less than one member (collectively, the “Administrator”). The Administrator will have the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of the 2025 Plan, subject to the 2025 Plan’s express terms and conditions. The Administrator will also set the terms and conditions of all awards under the 2025 Plan, including any vesting and vesting acceleration conditions.

The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2025 Plan is 20 million shares of common stock. The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock- or cash-based awards. The Company plans to solicit/receive shareholder approval within 12 months of the effective date of adoption of the Plan by the Board. Plan provides that if such approval is not timely received the Plan terminates, as do any awards made thereunder.

Option Exercises and Stock Vested

There were no options exercised by the executive officers during the years ended December 31, 2025 or 2024.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samuel J. Sears Jr.	$20,000	$3,000	-	-	-	-	$23,000
Niraj Vasisht	$20,000	$3,000	-	-	-	-	$23,000
Michelle Yanez	$20,000	$3,000	-	-	-	-	$23,000
Michael Jerman	$20,000	$3,000	-	-	-	-	$23,000
Ronald E. Osman	$20,000	$3,000	-	-	-	-	$23,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name and address of beneficial owners(1)	Amount and nature of beneficial ownership of Common Stock	Approximate percentage of outstanding common stock(2)
Named Executive Officers and Directors
Francis O’Donnell	100,000	*
James McNulty (3)	25,297,192	14%
Samuel J. Sears, Jr. (4)	1,279,543	*
Michelle Yanez	1,171,271	*
Niraj Vasisht	150,000	*
Michael Jerman	130,411	*
Ronald E. Osman (5)	23,614,985	13%
All directors and executive officers as a group (7 persons)	51,743,402	29%
5% Stockholders
TPB 2012 LLC (6)	27,917,250	16%
MOAB Investments LP (6)	10,555,000	6%
Nicholas Virca (7)	8,727,519	5%

*	Less than 1%
(1)	The address of each holder listed below, except as otherwise indicated, is 3014 West Palmira Ave., Suite 302, Tampa, FL 33629.
(2)	Applicable percentages are based on 172,573,545 common shares outstanding, and 3,080,646 shares to be issued upon the exercise of vested outstanding options, as of the date of this filing. This table is based upon information supplied by officers, directors, and principal stockholders and Schedule 13D(s) and Schedule 13G(s) filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(3)	Includes 23,101,057 shares of common stock held by Black Robe Capital LLC, 1,946,135 shares owned personally, as well as 250,000 shares to be issued upon the exercise of vested stock options. Our Interim Chief Financial Officer, Treasurer and Secretary, James A. McNulty, has sole voting and dispositive power over the securities held by Black Robe Capital LLC. Mr. McNulty disclaims beneficial ownership of the shares held by Black Robe Capital LLC, in which he does not have a pecuniary interest.
(4)	Includes 150,000 shares to be issued upon the exercise of vested stock options.
(5)	Includes 23,489,985 shares of common stock held by Ronald E. Osman Irrevocable Trust III.

(6)	Jim Donovan is the Manager of TPB 2012 LLC and MOAB Investments LP, with sole voting and dispositive powers over the subject securities. Mr. Donovan disclaims beneficial ownership of the shares held by TPB 2012 LLC and MOAB Investments LP. The address of TPB 2012 LLC and MOAB Investments LP is 12412 Powerscourt Drive, Suite 35, Saint Louis, MO, 63131.
(7)	Nicholas Virca is the former Chief Executive Officer and President of the Company. Mr. Virca’s address is 449 South 12th Street, Unit 1705 Tampa, FL 33602.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Pursuant to the Settlement Agreement, which was effective December 13, 2022, Mayne Pharma surrendered all equity securities in the Company for cancellation, forgave certain debts owed by the Company and cancelled, converted or terminated all previous agreements between the Company and Mayne Pharma. Accordingly, as of December 31, 2025 and the date of this report, Mayne Pharma is no longer deemed a related party of the Company and none of the previously disclosed agreements with Mayne Pharma, which were required to be included in this Item 13, are in effect as of the date of this report.

The Company engaged Avior Bio, Inc. (“Avior”) to create a novel formulation of itraconazole. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. The formulation has been finalized and Avior is conducting a pharmacokinetic (PK) crossover study to the generic formulation and the formulation that was used within the HP2001 study in preparation for a new IND and NDA. Given all formulations consist of the same active pharmaceutical ingredients (API), it is expected that the Company’s new, novel formulation will have extremely similar properties to the formulation used in the HP2001 clinical study. The Company’s independent directors of the Board, excluding Niraj Vasisht, approved the engagement of Avior.

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

Audit Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totalled $72,650 and $84,200, respectively.

Audit-Related Fees. There were no aggregate fees billed by Cherry Bekaert LLP for professional services for the years ended December 31, 2025 and December 31, 2024.

Tax Fees. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered for tax compliance, for the years ended December 31, 2025 and 2024 totalled $6,825 and $2,095, respectively.

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

INHIBITOR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Inhibitor Therapeutics, Inc.

Tampa, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inhibitor Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not profitable, has recorded negative cash flows from operations, and will need substantial capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida
March 25, 2026

INHIBITOR THERAPEUTICS, INC.

BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,375,493	$5,606,863
Prepaid expenses and other assets	71,507	87,795
Total current assets	2,447,000	5,694,658
Operating lease right-of-use assets	64,307	-
Total assets	$2,511,307	5,694,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,521	15,896
Accrued expenses and other liabilities	690,085	693,722
Current portion of operating lease obligations	24,724	-
Total current liabilities	766,330	709,618

Deferred revenue	3,000,000	3,000,000
Operating lease obligations, less current portion	36,889	-
Total liabilities	3,803,219	3,709,618

Commitments and contingencies (Note 7)	-	-

Stockholders’ (deficit) equity:
Series A Preferred Stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Series B Convertible Preferred Stock, $ 0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,573,545 and 172,323,545 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	17,257	17,232
Additional paid-in capital	54,110,425	54,087,065
Accumulated deficit	(55,419,594)	(52,119,257)
Total stockholders’ (deficit) equity	(1,291,912)	1,985,040
Total liabilities and stockholders’ (deficit) equity	$2,511,307	$5,694,658

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended December 31,
	2025	2024

Revenues:	$-	$-

Expenses:
Research and development	1,696,718	1,757,550
General and administrative	1,729,935	1,899,859
Total expenses	3,426,653	3,657,409

Loss from operations	(3,426,653)	(3,657,409)

Other income:
Interest income	126,316	318,208
Net loss	$(3,300,337)	(3,339,201)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	172,511,901	172,262,889

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances, January 1, 2024	172,023,545	$17,202	$54,046,845	$(48,780,056)	$5,283,991
Issuance of common stock under equity incentive plan	300,000	30	20,970	—	21,000
Stock-based compensation	—	—	19,250	—	19,250
Net loss	—	—	—	(3,339,201)	(3,339,201)
Balances, December 31, 2024	172,323,545	$17,232	$54,087,065	$(52,119,257)	$1,985,040
Issuance of common stock under equity incentive plan	250,000	25	14,975	—	15,000
Stock-based compensation	—	—	8,385	—	8,385
Net loss	—	—	—	(3,300,337)	(3,300,337)
Balances, December 31, 2025	172,573,545	17,257	54,110,425	(55,419,594)	(1,291,912)

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(3,300,337)	$(3,339,201)
Adjustments to reconcile net loss to net cash flows used in operating activities
Stock-based compensation	23,385	40,250
Non-cash lease expense	792	-
Changes in assets and liabilities:
Prepaid expense and other assets	16,288	21,448
Accounts payable and other current liabilities	28,502	44,454
Net cash used in operating activities	(3,231,370)	(3,233,049)

Net decrease in cash and cash equivalents	(3,231,370)	(3,233,049)
Cash and cash equivalents at beginning of year	5,606,863	8,839,912
Cash and cash equivalents at end of year	$2,375,493	$5,606,863

Supplemental disclosures of cash flow information:
Operating right-of-use assets obtained in exchange for lease obligations	$86,420	$—

See notes to financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company’s primary focus is on the development of therapies initially for basal cell carcinoma (“BCC”) cancer in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, on December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer.

2.	Going Concern

These audited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses and negative cash flows from operations and expects to incur additional losses until such time that it can generate significant revenue from the licensing of a product once we receive approval by FDA, which will allow for commercialization of the product candidate. During the year ended December 31, 2025, the Company incurred a net loss of $3.3 million and had negative operating cash flows of $3.2 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued, before giving consideration to management’s plans to alleviate such conditions. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating the scope of the Company’s 2026 operations, including potential financing strategies that include, but are not limited to, the public or private sale of equity or debt securities or from loans or through other strategic collaboration and/or from licensing agreements. On February 19, 2026, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue shares of common stock and warrants in a registered direct offering in exchange for proceeds of $3.0 million. The securities are subject to certain contractual restrictions on transfer, including a nine-month lock-up period. Once received, the Company intends to use the proceeds from the offering for working capital and other general corporate purposes.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

2.	Going Concern (continued)

The Company believes that the impact on its liquidity and cash flows resulting from the offering, once the proceeds are received, will mitigate some of the risk related to the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurances that the proceeds will be received pursuant to the securities purchase agreement. Because management’s plans have not yet been fully executed and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not currently alleviate substantial doubt about the Company’s ability to continue as a going concern.

The audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Miscellaneous income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma should be classified as non-current. As of December 31, 2025 and 2024, deferred revenue consisted of $3 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

3.	Summary of Significant Accounting Policies (continued)

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

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences, attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that are expected to apply to the differences in the periods that they are expected to reverse. Management has evaluated the guidance relating to accounting for uncertainty in income taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2025 or 2024.

Leases

The Company recognizes on its balance sheet right-of-use assets and lease liabilities associated with lease agreements based on the present value of the future lease payments over the contractual lease term using its incremental borrowing rate on the lease commencement date. The Company has elected not to recognize a lease liability or right-of-use asset on the balance sheet for leases with an initial term of 12 months or less. Operating lease expenses on capitalized leases and short-term leases are recognized on a straight-line basis over the respective lease term, inclusive of rent escalation provisions and rent abatements, as a component of general and administrative expenses in the accompanying statements of operations.

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

3.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The Company adopted this guidance with no material impact on its financial statements. Refer to Note 9 for further details.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures which improves the transparency and decision usefulness of income tax disclosures and requires the inclusion of a tabular reconciliation detailing specific categories that contribute to a company’s effective tax rate. This ASU is effective beginning with the Form 10-K for the year ended December 31, 2025 and has been included in Note 4.

Management has considered all other recent accounting pronouncements that are issued, but not effective, and it does not believe that they will have a significant impact on the Company’s results of operations or financial position.

4.	Income Taxes

The difference between expected income tax benefit and income tax benefit recorded in the financial statements is explained below:

	Years Ended December 31,
	2025		2024
Income tax benefit computed at statutory rate	$(693,071)	21.0%	$(700,508)	21.0%
State income tax benefit, net of federal benefits	(143,400)	4.4%	(144,939)	4.4%
Other	6,426	(1.1%)	5,584	(0.3%)
Change in valuation allowance	830,045	(24.3%)	839,863	(25.1%)
Total	$—	—%	$—	—%

The significant components of deferred income tax assets consist of the following:

	December 31,
Deferred tax assets	2025	2024
In-process research and development	$742,574	$742,574
Net operating loss carryforward	4,609,168	4,042,984
Capitalized research expense	860,555	628,820
Deferred income	760,350	760,350
R&D credit	78,336	78,336
Share-based compensation	37,100	34,231
Other	6,061	6,061
	7,094,144	6,293,356
Less: valuation allowance	(7,094,144)	(6,293,356)
Total	$—	$—

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. At December 31, 2025 and 2024, the Company recorded a 100% valuation allowance against its deferred tax assets as it has determined such amounts will not be currently realizable.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

4.	Income Taxes (continued)

The Company has historically generated federal and state net operating losses (“NOLs”). Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the NOLs and other deductions which are available to the Company. NOLs incurred prior to December 13, 2022 are subject to this limitation. As such, the use of these NOLs to offset taxable income is limited to approximately $0.7 million per year in 2023 and future periods. As of December 31, 2025 and 2024, the Company’s federal and state NOLs are approximately $18 million and $16 million, respectively.

The Company follows the provisions of ASC 740-10 “Uncertainty in Income Taxes” wherein certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2025 and 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

5.	Stockholders’ Equity

Employee Stock Plans

During 2014, the Equity Incentive Plan (“EIP”) was adopted by the Company’s Board of Directors and approved by a majority of stockholders. The total number of shares available for issuance under the EIP were 11,000,000. Incentive awards may be in the form of stock options, restricted stock, restricted stock units and performance and other awards. In the case of incentive stock options, the exercise price will not be less than 100% of the fair market value of shares covered at the time of the grant, or 110% for incentive stock options granted to persons who own more than 10% of the Company’s voting stock. Options granted will generally be exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company’s outstanding common stock. Shares are no longer available for issuance under the EIP adopted in 2014.

In October 2025, the Company’s Board of Directors approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2025 Plan is 20,000,000 shares of common stock, all of which remain available for issuance as of December 31, 2025. The adoption of the 2025 Plan is subject to shareholder approval and will be terminated if not approved by the shareholders of the Company within 12 months of the effective date of approval by the Company’s Board of Directors.

Stock option activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Outstanding at December 31, 2023	2,575,646	$0.09	$93,633
Granted	290,000	0.08
Exercised	-
Forfeited	-
Outstanding at December 31, 2024	2,865,646	$0.09	$33,164
Granted	215,000	0.06
Exercised	-
Forfeited	-
Outstanding at December 31, 2025	3,080,646	$0.09	$13,407

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

5.	Stockholders’ Equity (continued)

Options outstanding (all are exercisable) at December 31, 2025 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.03 - $0.10	2,520,646	5.3	$0.05	$13,407

$0.11 - $0.30	560,000	1.3	$0.25	$-
	3,080,646			$13,407

The following table presents a summary of the activity relating to the Company’s issuance of restricted shares of common stock and common stock options:

	Years Ended December 31,
	2025	2024
Board of Director restricted share issuances (1)	250,000	300,000
Aggregate grant date fair value	$0.02 million	$0.02 million

Employee stock plan issuances (2)
Option issuances	215,000	290,000
Exercise price per share	$0.06	$0.08
Weighted-average grant date fair value per share	$0.04	$0.07
Aggregate fair value of options issued (3)	$0.01 million	$0.02 million

Weighted-average assumptions used to estimate the fair value of the options issued during the year:
Risk-free interest rate	3.91%	4.33%
Expected term	5 years	5 years
Expected volatility	77.90%	129.18%
Dividend yield	Zero	Zero

(1)	The shares of common stock were fully vested upon issuance but are restricted from trading for a period of one year from the date of grant.
(2)	The options were fully vested upon issuance and have contractual terms of 10 years.
(3)	Determined by using the Black-Scholes valuation model.

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

6.	Related Party Transactions

The Company has engaged Avior for the development of a novel formulation of itraconazole. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. During the years ended December 31, 2025 and 2024, the Company incurred $0.2 million and $0.3 million, respectively, of costs associated with its engagement of Avior, which are included in Research and development expenses in the accompanying Statements of Operations.

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

The $40,000 upfront license fee which was capitalized and will be amortized over the term of the Agreement. MAR payments for 2024 and 2025 were $10,000 per year. Future MAR payments required by the Agreement are as follows and due no later than January 1st of each calendar year as follows:

Year	Amount
2026	$15,000
2027 (and every year thereafter until the first commercial sale of an associated licensed product	50,000

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

7.	Commitments and Contingencies (continued)

Master Services Agreement with Frameshift

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

Upon submission of the briefing package, the Company is obligated to issue an unvested warrant with a four-year term (“Frameshift Warrant”) to purchase 18 million shares of Company common stock at the closing price on the day prior to execution of this statement of work. The Frameshift Warrant vests upon one of the following: (1) license or sale of the Company’s itraconazole program, (2) sale of a majority of the Company’s equity (3) a merger or other change of control transaction wherein ownership/management of the Company’s itraconazole program transfers to a third party, or (4) FDA’s approval of the Company’s itraconazole program followed by the company proceeding to commercialize rather than selling or licensing. The briefing package was submitted to the FDA on February 19, 2026 but the Frameshift Warrant has not yet been issued as of the date the financial statements were available to be issued.

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any pending legal proceedings.

8.	Leases

During the year ended December 31, 2025, the Company executed a lease agreement for office space utilized by finance and operations staff. The lease commenced on March 1, 2025 for a term of three years with no renewal options available. Previously, the Company leased office space under a short-term lease agreement which expired on March 31, 2025.

The components of lease costs were as follows:

	Years Ended December 31,
	2025	2024
Operating lease cost	$26,922	$—
Short-term lease cost	9,901	19,882

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

8.	Leases (continued)

Supplemental information relating to leases was as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows related to operating lease	$28,743	$—

Weighted average remaining lease term and discount rate were as follows:

	As of December 31,
	2025	2024
Operating lease:
Remaining lease term	2.2 years	—
Discount rate	7.5%	—

Future minimum lease payments under non-cancellable operating lease agreement as of December 31, 2025 were as follows:

2026	$29,526
2027	33,104
2028	5,544
Total undiscounted minimum lease payments	68,174
Less: imputed interest	(6,561)
Present value of lease obligations	$61,613

The Company has entered into an agreement with a third party to share the utilization of the leased office space and the related costs associated with the use of the space, which require the third party to reimburse the Company for 50% of all rent payments due under the lease. Despite this arrangement, the Company has not been relieved of its primary obligations under the lease agreement. The contractual lease payments in the table above, the right-of-use asset and lease obligation balances recognized do not reflect any reductions for future reimbursement of lease costs from the third party.

9.	Segment Information

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

9.	Segment Information (continued)

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Years Ended December 31,
	2025	2024
Revenues	$—	$—
Less:
Research and development	1,696,718	1,757,550
General and administrative	1,729,935	1,899,859
Loss from operations	(3,426,653)	(3,657,409)
Plus:
Interest income	126,316	318,208
Net loss	$(3,300,337)	$(3,339,201)

10.	Subsequent Events

On February 19, 2026, the Company entered into a securities purchase agreement with an institutional investor to sell 12 million shares of its common stock and to issue a common stock purchase warrant to purchase up to 7 million additional shares of common stock (the “Warrant”) in exchange for proceeds of $3 million. The Warrant has an exercise price of $0.35 per share and a term of three years. The proceeds have yet not been received from the institutional investor in accordance with the securities purchase agreement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: March 25, 2026	By:	/S/ Francis E. O’Donnell
	Name:	Francis E. O’Donnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. McNulty
	Name:	James A. McNulty
	Title:	Interim Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/S/ Francis E. O’Donnell	Chairman and Director	March 25, 2026
Francis E. O’Donnell

/S/ Samuel J. Sears	Director	March 25, 2026
Samuel J. Sears

/S/ Niraj Vasisht	Director	March 25, 2026
Niraj Vasisht

/S/ Michelle Yanez	Director	March 25, 2026
Michelle Yanez

/S/ Michael Jerman	Director	March 25, 2026
Michael Jerman

/S/ Ronald E. Osman	Director	March 25, 2026
Ronald E. Osman

41