Form 10-Q
period 2026-03-31
Inhibitor Therapeutics, Inc.
filed 2026-05-15
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 172,573,545 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,290,978	$2,375,493
Prepaid expenses and other assets	84,975	71,507
Total current assets	1,375,953	2,447,000
Operating lease right-of-use assets	57,410	64,307
Total assets	$1,433,363	$2,511,307
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$319,803	$51,521
Accrued expenses and other liabilities	33,536	690,085
Current portion of operating lease obligations	28,981	24,724
Total current liabilities	382,320	766,330
Deferred revenue	3,000,000	3,000,000
Operating lease obligations, less current portion	29,380	36,889
Total liabilities	3,411,700	3,803,219
Commitments and contingencies (Note 6)	—	—

Stockholders’ deficit:
Series A preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 172,573,545 shares issued and outstanding at March 31, 2026 and December 31, 2025	17,257	17,257
Additional paid-in capital	54,110,425	54,110,425
Accumulated deficit	(56,106,019)	(55,419,594)
Total stockholders’ deficit	(1,978,337)	(1,291,912)
Total liabilities and stockholders’ deficit	$1,433,363	$2,511,307

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—
Expenses
Research and development	340,562	236,058
General and administrative	355,070	438,493
Total expenses	695,632	674,551
Loss from operations	(695,632)	(674,551)

Other income:
Interest income	9,207	41,705
Net loss	$(686,425)	$(632,846)
Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average common stock shares outstanding – basic and diluted	172,573,545	172,323,545

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2026	172,573,545	$17,257	$54,110,425	$(55,419,594)	$(1,291,912)
Net loss	—	—	—	(686,425)	(686,425)
Balances, March 31, 2026	172,573,545	$17,257	$54,110,425	$(56,106,019)	$(1,978,337)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2025	172,323,545	$17,232	$54,087,065	$(52,119,257)	$1,985,040
Net loss	—	—	—	(632,846)	(632,846)
Balances, March 31, 2025	172,323,545	$17,232	$54,087,065	$(52,752,103)	$1,352,194

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(686,425)	$(632,846)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash lease expense	159	80
Changes in assets and liabilities:
Prepaid expenses	(13,468)	(11,310)
Accounts payable and other current liabilities	(384,781)	(640,893)
Net cash flows from operating activities	(1,084,515)	(1,284,969)
Net change in cash and cash equivalents	(1,084,515)	(1,284,969)
Cash and cash equivalents at beginning of period	2,375,493	5,606,863
Cash and cash equivalents at end of period	$1,290,978	$4,321,894

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for lease obligations	$—	$86,420

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(Unaudited)

1. Corporate Overview

Overview

The accompanying condensed financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the condensed financial position, results of operations and cash flows as of March 31, 2026, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). The accompanying condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements.

As used herein, the term “common stock” means the Company’s common stock, $0.0001 par value per share.

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2025 Annual Report and the Company’s other filings with the SEC.

Nature of the Business

The Company is a pharmaceutical development company focused on developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has also evaluated and may continue to evaluate, opportunities to acquire or license innovative pre-clinical and clinical stage therapeutics addressing unmet medical needs in cancer and other disease indications, including therapies involving the repurposing of active ingredients from existing approved drugs.

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

2. Going Concern

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses and negative cash flows from operations and expects to incur additional losses until such time that it can generate significant revenue from the licensing of a product once approved by the FDA, which will allow for commercialization of the product candidate. During the three months ended March 31, 2026, the Company incurred a net loss of $0.7 million and had negative cash flows from operations of $1.1 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued before giving consideration to management’s plans to address such conditions. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(Unaudited)

In response to these conditions, management is currently evaluating the scope of the Company’s 2026 operations, including potential financing strategies that include, but are not limited to, the public or private sale of equity or debt securities or from loans or through other strategic collaboration and/or from licensing agreements. On February 19, 2026, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue shares of common stock and warrants in a registered direct offering in exchange for proceeds of $3.0 million. The securities are subject to certain contractual restrictions on transfer, including a nine-month lock-up period. The proceeds have not yet been received and on March 30, 2026 the Company initiated litigation as a result of the institutional investor’s failure to perform its obligations under the securities purchase agreement, including funding the $3.0 million investment in the Company. In the event the proceeds are received, the Company intends to use the proceeds from the offering for working capital and other general corporate purposes.

The Company believes that the impact on its liquidity and cash flow resulting from the offering, once the proceeds are received, will mitigate some of the risk related to the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurances that the proceeds will be received pursuant to the securities purchase agreement. Because management’s plans have not yet been fully executed and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not currently alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Other income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by the FDA, the Company has determined that 100% of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) should be classified as non-current. As of March 31, 2026 and December 31, 2025, deferred revenue consisted of $3 million of royalties advanced by Mayne Pharma under the Third Amended Supply and License Agreement (“SLA”).

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

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

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

4. Related Party Transactions

The Company has engaged Avior Bio, Inc. (“Avior”) for the development of a novel formulation of itraconazole. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. During the three months ended March 31, 2026, the Company incurred $0.1 million of costs associated with its engagement of Avior. During the three months ended March 31, 2025, the Company did not incur any costs associated with its engagement of Avior.

5. Stockholders’ Equity

On February 19, 2026, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor to sell 12 million shares of its common stock and to issue a common stock purchase warrant to purchase up to 7 million additional shares of common stock (the “Warrant”) in exchange for proceeds of $3.0 million. The Warrant has an exercise price of $0.35 per share and a term of three years. The proceeds have not yet been received from the institutional investor in accordance with the securities purchase agreement. On March 30, 2026, the Company initiated litigation against the investor, as a result of the investor’s failure to complete the financing and fulfill its obligations under the SPA including, without limitation, funding the $3.0 million investment in the Company provided therein.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(Unaudited)

Employee Stock Plans

There were no grants of restricted common stock during either of the three months ended March 31, 2026 or 2025. There were no common stock options issued during either the three months ended March 31, 2026 or 2025.

As of March 31, 2026, there were 3,080,646 outstanding common stock options under the Company’s equity incentive plan of which 100% were vested. There was no unamortized stock-based compensation as of March 31, 2026. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of March 31, 2026 were 4.3 years, $0.09 and approximately $0.2 million, respectively.

6. Commitments and Contingencies

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any legal proceedings other than the litigation initiated by the Company discussed in Note 5.

7. Segment Information

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

The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies within Note 3. The CODM assesses performance for the Company and decides how to allocate resources based on the aggregate net loss that is also reported on the income statement as net loss. Segment assets are reported on the balance sheets as total assets.

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—
Less:
Research and development	340,562	236,058
General and administrative	355,070	438,493
Loss from operations	(695,632)	(674,551)
Plus:
Interest income	9,207	41,705
Net loss	$(686,425)	$(632,846)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. This discussion and analysis contain certain forward-looking statements that involve risks, uncertainties and assumptions. Actual results and the timing of certain events may differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise indicated, the terms “the Company”, “we”, “us”, “our” and similar terminology refer to Inhibitor Therapeutics, Inc.

Background of Our Company

We are a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics based on already approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. We have also evaluated, and may continue to evaluate, opportunities to acquire or license innovative pre-clinical and clinical stage therapeutics addressing unmet medical needs in cancer and other disease indications, including therapies involving the repurposing of active ingredients from existing approved drugs.

Our current primary focus is on the development of therapies initially for basal cell carcinoma nevus syndrome (“BCCNS”) cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, and which has an extensive history of safe and effective use in humans. We have developed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

On December 12, 2023, we entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”) pursuant to which, JHU granted to our Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “Patent”). The Patent relates to the treatment of prostate cancer, basal cell carcinoma (“BCC”) including BCCNS, and lung cancer. Pursuant to the Agreement, we paid JHU an upfront license fee of $40,000. In addition to compliance with customary terms and conditions included in the Agreement, we are contractually obligated to pay JHU certain additional consideration, including the following:

●	Royalties within the mid-single digit percentages based on net sales generated from a licensed product, with net sales generated from a licensed product that has exclusivity in the United States due solely to the patent rights provided pursuant the Agreement subject to a higher percentage;
●	Remaining Minimum Annual Royalty (“MAR”) payments of $50,000 due January 1, 2027 and every year thereafter until the first commercial sale of an associated licensed product. Following the first commercial sale of an associated licensed product, every year thereafter throughout the remaining term of the Agreement the MAR payment is $150,000;
●	A low-double digit percentage of any consideration received from a sublicensee; and
●	Certain development-related milestone payments in the aggregate of $3.0 million upon achievement of a series of agreed upon milestones, including a successful Phase 3 clinical trial, as well as commercialization and the FDA approval of a licensed product, as defined within the Agreement.

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

In October 2025, we entered into a performance-based master services agreement with Frameshift Management, Inc. (“Frameshift”) to provide regulatory, biostatistical and strategic consulting services supporting our lead development program targeting basal cell carcinomas associated with Gorlin Syndrome. Frameshift performs services under project-specific statements of work supporting our preparation of regulatory submissions, coordination of supporting analyses and overall advancement of our BCCNS development strategy. Frameshift supported us in the preparation of a regulatory meeting request and associated briefing materials submitted to the FDA in February 2026 and is expected to assist in the preparation of materials supporting a potential NDA subject to regulatory feedback and the outcome of FDA discussions regarding our proposed development pathway.

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

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2025 Annual Report.

Results of Operations

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Research and Development Expenses. We incurred $0.3 million and $0.2 million of research and development expenses during the three months ended March 31, 2026 and March 31, 2025, respectively. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. The increase quarter-over-quarter is primarily the result of the fees associated with the services provided by Frameshift during the period. We expect research and development expenses to continue to increase in the future, depending on the results from our upcoming FDA meetings.

General and Administrative Expenses. We incurred approximately $0.4 million in general and administrative expenses during each of the three months ended March 31, 2026 and March 31, 2025. During each of the three months ended March 31, 2026 and 2025, general and administrative expenses were comprised primarily of compensation costs of $0.2 million, professional services fees of $0.1 million, and insurance costs of $0.1 million.

Interest income. We earned approximately $0.01 million and $0.04 million of interest income during the three months ended March 31, 2026 and March 31, 2025, respectively. The interest income is generated from deposits held in our depository accounts and the decrease of $0.03 million compared to the prior period is the result of less deposits within our money market account during the current period.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and expect to incur additional losses until such time that we can generate significant revenue from the licensing of a product once we receive approval by the FDA, which will allow for commercialization of the product candidate. During the three months ended March 31, 2026, we incurred a net loss of $0.7 million and had negative cash flows from operations of $1.1 million. Given our projected operating requirements and our existing cash and cash equivalents, we are projecting insufficient liquidity to sustain our operations through one year following the date that the financial statements are issued before giving consideration to management’s plans to address such conditions. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to these conditions, management is currently evaluating the scope of our 2026 operations, including potential financing strategies that include, but are not limited to, the public or private sale of equity or debt securities or from loans or through other strategic collaboration and/or from licensing agreements. On February 19, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to sell and issue shares of common stock and warrants in a registered direct offering in exchange for proceeds of $3.0 million. The securities are subject to certain contractual restrictions on transfer, including a nine-month lock-up period. The proceeds have not yet been received and on March 30, 2026 we initiated litigation as a result of the institutional investor’s failure to perform its obligations under the securities purchase agreement, including funding the $3.0 million investment. In the event the proceeds are received, we intend to use the proceeds from the offering for working capital and other general corporate purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, including, without limitation: (i) our ability to develop and ultimately commercialize therapeutics, (ii) results from discussions with the FDA, or (iii) the application and availability of corporate funds and our need for future funds. Such forward-looking statements also involve other factors, some of which are outside of our control, which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to fluctuate significantly. Such factors include, among others:

●	acceptance of our business model by investors and potential commercial collaborators;

●	our future capital requirements and our ability to satisfy our capital needs;

●	our ability to commence and complete required clinical trials of our product candidates and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

●	our ability to secure and maintain key development and commercialization partners for our product candidates;

●	our ability to obtain, maintain or protect the validity of our owned or licensed patents and other intellectual property;

●	our ability to internally develop, acquire or license new inventions and intellectual property;

●	our ability to retain key executive members;

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business;

●	the outcome of current litigation; and

●	those risk factors listed under Item 1A of our 2025 Annual Report and other factors detailed from time to time in our other filings with the SEC.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. We are not currently the subject of any pending legal proceedings other than the litigation that we initiated on March 30, 2026 relating to an executed securities purchase agreement.

Item 1A. Risk Factors.

Investing in our common stock is highly speculative and involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors, those risks included in “Part I, Item 1A, Risk Factors” in our 2025 Annual Report, together with all of the other information contained in this Quarterly Report, including our unaudited condensed financial statements and the related notes appearing elsewhere in this Quarterly Report.

Uncertainty relating to the pending securities purchase agreement and related litigation could adversely affect our liquidity and business operations.

In February 2026, we entered into a securities purchase agreement with an institutional investor providing for aggregate gross proceeds of approximately $3.0 million. As of the date of this Quarterly Report, the transaction has not been consummated, and we have initiated litigation relating to the investor’s alleged failure to fulfill its obligations under the agreement.

There can be no assurance regarding the timing or outcome of the litigation, whether the transaction will ultimately close, or whether we will receive any proceeds under the agreement. The uncertainty associated with the pending transaction and related legal proceedings may adversely affect our liquidity, financial condition and ability to fund our operations and development activities. In addition, such uncertainty may negatively impact our ability to obtain additional capital, enter into strategic transactions or maintain relationships with existing and prospective investors, vendors and collaborators.

If we are unable to obtain sufficient funding on acceptable terms, we may be required to delay, reduce or discontinue certain operational, regulatory or development activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: May 15, 2026	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ James A. McNulty
James A. McNulty
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

