Form 10-Q
period 2026-06-30
Inhibitor Therapeutics, Inc.
filed 2026-08-14
CIK 1042418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 173,791,968 shares of company common stock issued and outstanding.

Inhibitor Therapeutics, Inc.

Quarterly Report on Form 10-Q

INHIBITOR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$515,758	$2,375,493
Prepaid expenses and other assets	71,048	71,507
Total current assets	586,806	2,447,000
Operating lease right-of-use assets	50,384	64,307
Total assets	$637,190	$2,511,307
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$139,052	$51,521
Accrued expenses and other liabilities	9,580	690,085
Current portion of operating lease obligations	26,262	24,724
Total current liabilities	174,894	766,330
Deferred revenue	3,000,000	3,000,000
Operating lease obligations, less current portion	21,566	36,889
Total liabilities	3,196,460	3,803,219
Commitments and contingencies (Note 6)	—	—

Stockholders’ deficit:
Series A preferred stock, $0.0001 par value; 500,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Series B Convertible Preferred Stock, $0.0001 par value; 7,246,377 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Undesignated Preferred Stock, $0.0001 par value; 2,253,623 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 173,791,968 and 172,573,545 shares issued and outstanding at June 30, 2026 and December 31, 2025	17,379	17,257
Additional paid-in capital	54,143,303	54,110,425
Accumulated deficit	(56,719,952)	(55,419,594)
Total stockholders’ deficit	(2,559,270)	(1,291,912)
Total liabilities and stockholders’ deficit	$637,190	$2,511,307

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	$—	$—	$—	$—
Expenses:
Research and development	223,564	325,623	564,126	561,681
General and administrative	395,033	370,150	750,103	808,643
Total expenses	618,597	695,773	1,314,229	1,370,324
Loss from operations	(618,597)	(695,773)	(1,314,229)	(1,370,324)

Other income:
Interest income	4,664	35,831	13,871	77,536
Net loss	$(613,933)	$(659,942)	$(1,300,358)	$(1,292,788)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common stock shares outstanding – basic and diluted	173,307,525	172,573,545	172,942,563	172,449,236

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2026	172,573,545	$17,257	$54,110,425	$(55,419,594)	$(1,291,912)
Net loss	—	—	—	(686,425)	(686,425)
Balances, March 31, 2026	172,573,545	17,257	54,110,425	(56,106,019)	(1,978,337)
Issuance of common stock under equity incentive plan	300,000	30	32,970	—	33,000
Common stock issued for cashless exercise of options	918,423	92	(92)	—	—
Net loss	—	—	—	(613,933)	(613,933)
Balances, June 30, 2026	173,791,968	$17,379	$54,143,303	$(56,719,952)	$(2,559,270)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2025	172,323,545	$17,232	$54,087,065	$(52,119,257)	$1,985,040
Net loss	—	—	—	(632,846)	(632,846)
Balances, March 31, 2025	172,323,545	17,232	54,087,065	(52,752,103)	1,352,194
Issuance of common stock under equity incentive plan	250,000	25	14,975	—	15,000
Stock-based compensation	—	—	8,385	—	8,385
Net loss	—	—	—	(659,942)	(659,942)
Balances, June 30, 2025	172,573,545	$17,257	$54,110,425	$(53,412,045)	$715,637

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(1,300,358)	$(1,292,788)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation	33,000	23,385
Non-cash lease expense	161	317
Changes in assets and liabilities:
Prepaid expenses	459	(4,230)
Accounts payable and other current liabilities	(592,997)	(595,644)
Net cash flows from operating activities	(1,859,735)	(1,868,960)
Net change in cash and cash equivalents	(1,859,735)	(1,868,960)
Cash and cash equivalents at beginning of period	2,375,493	5,606,863
Cash and cash equivalents at end of period	$515,758	$3,737,903

Supplemental disclosure of non-cash investing and financing activities:
Operating right-of-use assets obtained in exchange for lease obligations	$—	$86,420
Issuance of common stock for cashless exercise of options	$92	—

See notes to condensed financial statements

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(Unaudited)

1. Corporate Overview

Overview

The accompanying condensed financial statements have been prepared without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the condensed financial position, results of operations and cash flows as of June 30, 2026, and for all periods presented, have been made.

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

The results of operations for the six months ended June 30, 2026, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the 2025 Annual Report and the Company’s other filings with the SEC.

Nature of the Business

The Company is a pharmaceutical development company focused on developing and ultimately commercializing innovative therapeutics based on U.S. Food and Drug Administration (“FDA”) approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. The Company has also evaluated and may continue to evaluate, opportunities to acquire or license innovative pre-clinical and clinical stage therapeutics addressing unmet medical needs in cancer and other disease indications, including therapies involving the repurposing of active ingredients from existing approved drugs.

The Company’s primary focus is on the development of therapies initially for basal cell carcinoma (“BCC”) in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections with an extensive history of safe and effective use in humans. The Company has developed intellectual property and know-how related to the treatment of cancer patients using itraconazole. In particular, on December 12, 2023, the Company entered into an Exclusive License Agreement (the “Agreement”) with Johns Hopkins University (“JHU”). Pursuant to the Agreement, JHU granted to the Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “JHU Patent”). The JHU Patent relates to the treatment of prostate cancer, BCC including basal cell carcinoma nevus syndrome (“BCCNS”), and lung cancer.

During 2026, the Company changed the primary efficacy endpoint it proposes for the registration of itraconazole in BCCNS. The Company now proposes the rate and response of surgically eligible basal cell carcinomas, meaning those tumors that have reached the anatomic site-referenced size at which surgical excision is warranted, in place of the per-lesion response rate it had previously proposed. That endpoint was used in the only randomized, placebo-controlled trial ever conducted in Gorlin syndrome. In February 2026, the Company submitted a meeting request and associated briefing materials to the FDA regarding its development program. On May 5, 2026, the FDA provided written responses in lieu of a meeting in which it did not agree that a per-lesion response rate was an appropriate primary efficacy endpoint and recommended that the Company conduct a prospective, randomized, placebo-controlled trial. Following receipt of those responses, the Company repositioned its development strategy around the surgically eligible endpoint, supported by analyses of its completed HP2001 study read against that endpoint. On July 10, 2026, the Company submitted a meeting request and associated briefing package to the FDA to discuss the clinical development of itraconazole for the treatment of surgically eligible basal cell carcinomas in patients with BCCNS. On July 23, 2026, the FDA granted the meeting request, classified the meeting as a Type C meeting, and determined that written responses would be the most appropriate means of responding to the Company’s questions, with the result that a meeting will not be scheduled. The FDA acknowledged receipt of the Company’s briefing package and stated that its goal date for providing written responses is by the end of September 2026. The FDA also noted that if it determines the materials in the briefing package are inadequate, it may cancel or reschedule the agreement to provide written responses, in which case a new meeting request would be required.

HP2001 was an open-label, single-arm study, and the analyses described above are descriptive characterizations of prospectively collected measurements rather than the results of a controlled, hypothesis-testing comparison.

The Company has engaged Avior Bio, Inc. (“Avior”) to develop a novel oral itraconazole capsule formulation intended to serve as its commercial product candidate. Following a formulation development and preclinical screening program, Avior manufactured capsules in 65 mg and 75 mg strengths and conducted a pilot comparative bioavailability study in healthy subjects, the final report for which is dated July 9, 2026. The study demonstrated generally comparable pharmacokinetic profiles between the test formulations and the reference product, with the 75 mg formulation producing systemic exposure most comparable to TOLSURA. For the 75 mg formulation, the geometric mean ratios relative to TOLSURA for itraconazole AUC0-t and Cmax were 105.36% and 102.19%, respectively. The observed variability is consistent with the well-recognized pharmacokinetic characteristics of itraconazole, which has low aqueous solubility and historically variable oral absorption. Based on these results, we intend to advance a ~75 mg formulation in our development program.

On August 14, 2026 we submitted a provisional U.S. patent application covering the novel oral itraconazole formulation developed for the Company by Avior, including its amorphous nano/microparticle composition and related pharmaceutical uses. The filing is intended to establish an initial U.S. priority date, and the Company intends to pursue a broader international patent strategy, including filing under the Patent Cooperation Treaty (“PCT”), with the objective of obtaining patent protection in the United States and other commercially important jurisdictions.

If patent protection is ultimately obtained, the Company expects that it could provide formulation-specific and related use protection extending materially beyond the February 4, 2029 expiration of the licensed JHU Patent. In connection with any future New Drug Application (“NDA”), the Company intends to seek listing in the FDA’s Orange Book of any issued U.S. patents that are eligible for listing. Itraconazole has also received Orphan Drug Designation from the FDA for the treatment of BCCNS, which, if the product is ultimately approved for the designated indication and applicable requirements are satisfied, may provide a separate period of U.S. regulatory exclusivity. There can be no assurance that any patent will issue in the United States or any foreign jurisdiction, that any issued patent will be eligible for Orange Book listing, or that orphan drug exclusivity will ultimately be obtained.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(Unaudited)

The Company has pursued trademark protection for the GORITRAZOLE™ name in the United States and selected international markets. The Company’s U.S. trademark application, filed January 30, 2025, has been allowed by the USPTO but has not yet proceeded to registration because commercial use of the mark in the United States has not commenced; an acceptable Statement of Use, or a further extension request, is currently due by October 14, 2026. International Registration No. 1847002 under the Madrid Protocol has been registered through the World Intellectual Property Organization, and protection has been granted in the United Kingdom, Ireland and Mexico. The international registration and the registrations in the United Kingdom and Ireland are currently renewable in January 2035, while the Mexican registration is subject to a declaration-of-use requirement in 2029.

In July 2026, the Company entered into a consulting agreement with Professor D. Gareth Evans, MD, FRCP, to provide scientific and clinical consulting services in support of our BCCNS development program, including assistance with regulatory submissions and interactions with the FDA and potential genetic sequencing activities. Professor Evans is Emeritus Professor of Medical Genetics and Cancer Epidemiology at The University of Manchester and has extensive clinical and research experience in inherited cancer-predisposition syndromes, with a particular longstanding involvement in Gorlin syndrome. He has served as a medical advisor to the United Kingdom-based Gorlin Syndrome Group since its formative years in the early 1990s, participated in the Group’s first patient meeting in 1994, and remains identified by The University of Manchester as an advisor to the organization. He is also the author of the GeneReviews clinical reference on Nevoid Basal Cell Carcinoma Syndrome and has published extensively on the genetics, prevalence, genotype-phenotype relationships and clinical manifestations of Gorlin syndrome, including a review of more than 200 affected patients.

As part of the Company’s July 2026 FDA meeting request and briefing package, Professor Evans provided an independent expert letter addressing the disease biology and clinical burden underlying our proposed regulatory approach. In his letter, Professor Evans stated that the available evidence supports BCCs arising in patients with BCCNS as independent clonal events, with fewer than 1% becoming metastatic, and described the substantial morbidity associated with repeated treatment and surgery over a patient’s lifetime. He also reviewed the HP2001 results and expressed his view that itraconazole demonstrated meaningful activity with substantially lower treatment burden than existing systemic alternatives and has the potential to reduce the need for repeated surgical intervention and improve quality of life for patients with BCCNS. His assessment was included in the FDA briefing package in support of the Company’s position that the biology of BCCNS supports evaluation of treatment effect at the level of the individual surgically eligible tumor rather than through an aggregate patient-level RECIST framework.

Under the consulting agreement, Professor Evans will remain available to provide additional scientific and clinical input regarding the BCCNS program, including regulatory matters and potential genetic sequencing work, as requested by the Company.

2. Going Concern

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses and negative cash flows from operations and expects to incur additional losses until such time that it can generate significant revenue from the licensing of a product once approved by the FDA, which will allow for commercialization of the product candidate. During the six months ended June 30, 2026, the Company incurred a net loss of $1.3 million and had negative cash flows from operations of $1.9 million. Given the Company’s projected operating requirements and its existing cash and cash equivalents, the Company is projecting insufficient liquidity to sustain its operations through one year following the date that the financial statements are issued before giving consideration to management’s plans to address such conditions. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, management is currently evaluating the scope of the Company’s 2026 operations, including potential financing strategies that include, but are not limited to, the public or private sale of equity or debt securities or from loans or through other strategic collaboration and/or from licensing agreements. On February 19, 2026, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue shares of common stock and warrants in a registered direct offering in exchange for proceeds of $3.0 million. The securities are subject to certain contractual restrictions on transfer, including a nine-month lock-up period. The proceeds have not yet been received and on March 30, 2026 the Company initiated litigation as a result of the institutional investor’s failure to perform its obligations under the securities purchase agreement, including funding the $3.0 million investment in the Company. In the event the proceeds are received, the Company intends to use the proceeds from the offering for working capital and other general corporate purposes. On August 3, 2026 the Court of Chancery of the State of Delaware awarded the Company a default judgment against the institutional investor and the Company is in the process of pursuing payment accordingly.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(Unaudited)

The Company believes that the impact on its liquidity and cash flow resulting from the offering, if the proceeds are received, will mitigate some of the risk related to the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurances that the proceeds will be received pursuant to the securities purchase agreement. Because management’s plans have not yet been fully executed and are not within the Company’s control, the implementation of such plans cannot be considered probable. As a result, the Company has concluded that management’s plans do not currently alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company currently has no ongoing source of revenue. Other income, including interest, is recognized when earned by the Company. Deferred revenue represents cash received for royalties in advance of being earned. Such payments are reflected as deferred revenue until recognized under the Company’s revenue recognition policy. Deferred revenue would be classified as current if management believes the Company will be able to recognize the deferred amount as revenue within twelve months of the balance sheet date. Deferred revenue will be recognized when the product is sold and the royalty is earned. Since all deferred revenue is related to the BCCNS product, which is yet to be approved by the FDA, the Company has classified all of the advances of the royalty received from Mayne Pharma Ventures Pty Ltd. (“Mayne Pharma”) under the Third Amended Supply and License Agreement (“SLA”) which totaled $3.0 million as non-current.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of six months or less to be cash equivalents. The Company maintains cash balances in bank accounts in excess of Federal Deposit Insurance Corporation insured amounts. The Company continues to monitor the third-party depository institutions that hold the Company’s cash and limits its cash deposits to financial institutions with high credit standing. The Company has not experienced any losses in these accounts to date.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, to the extent dilutive. Because the Company has reported a net loss for the periods presented, basic and diluted net loss per share are the same, as the inclusion of potentially dilutive securities would be antidilutive.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

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

4. Related Party Transactions

The Company has engaged Avior Bio, Inc. (“Avior”) for the development of a novel formulation of itraconazole. Avior is a privately held drug development company whose President and Chairman of the Board, Niraj Vasisht, is a member of the Company’s Board of Directors. During each of the six months ended June 30, 2026 and 2025, the Company incurred $0.1 million of costs associated with its engagement of Avior.

5. Stockholders’ Equity

On February 19, 2026, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor to sell 12 million shares of its common stock and to issue a common stock purchase warrant to purchase up to 7 million additional shares of common stock (the “Warrant”) in exchange for proceeds of $3.0 million. The Warrant has an exercise price of $0.35 per share and a term of three years. The proceeds have not yet been received from the institutional investor in accordance with the securities purchase agreement. On March 30, 2026, the Company initiated litigation against the investor, as a result of the investor’s failure to complete the financing and fulfill its obligations under the SPA including, without limitation, funding the $3.0 million investment in the Company provided therein. On August 3, 2026, the Court of Chancery of the State of Delaware awarded the Company a default judgment against the investor for $3.0 million plus attorney’s fees and interest, and the Company is pursuing execution of the judgment.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(Unaudited)

Employee Stock Plans

The following table presents a summary of the activity relating to the Company’s issuance of restricted shares of common stock and common stock options:

	Six Months Ended June 30,
	2026	2025
Board of Director restricted share issuances (1)	300,000	250,000
Aggregate grant date fair value	$0.03 million	$0.02 million

Employee stock plan issuances (2)
Option issuances	—	215,000
Exercise price per share	n/a	$0.06
Weighted-average grant date fair value per share	n/a	$0.04
Aggregate fair value of options issued (3)	$—	$0.01 million

Weighted-average assumptions used to estimate the fair value of the options issued during the period:
Risk-free interest rate	n/a	3.91%
Expected term	n/a	5 years
Expected volatility	n/a	77.90%
Dividend yield	n/a	Zero

(1)	The shares of common stock were fully vested upon issuance but are restricted from trading for a period of one year from the date of grant.
(2)	The options were fully vested upon issuance and have contractual terms of 10 years.
(3)	Determined by using the Black-Scholes valuation model.

During the six months ended June 30, 2026, options to purchase shares of common stock were exercised on a net-settlement basis, resulting in the issuance of 918,423 shares at a weighted-average exercise price of $0.04 per share. The aggregate intrinsic value of options exercised during the period was approximately $0.08 million at the time of exercise. No options were exercised during the six months ended June 30, 2025. No options were forfeited during either the six months ended June 30, 2026 or 2025.

As of June 30, 2026, there were 1,290,000 outstanding common stock options under the Company’s equity incentive plan, of which 100% were vested. There was no unamortized stock-based compensation as of June 30, 2026. The weighted-average remaining contractual life, weighted-average exercise price per share and the aggregate intrinsic value of the outstanding common stock options as of June 30, 2026 were 4.3 years, $0.15 and approximately $0.01 million, respectively.

6. Commitments and Contingencies

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business. The Company is not currently the subject of any legal proceedings other than the litigation initiated by the Company discussed in Note 5.

INHIBITOR THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(Unaudited)

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

The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	$—	$—	$—	$—
Less:
Research and development	223,564	325,623	564,126	561,681
General and administrative	395,033	370,150	750,103	808,643
Loss from operations	(618,597)	(695,773)	(1,314,229)	(1,370,324)
Plus:
Interest income	4,664	35,831	13,871	77,536
Net loss	$(613,933)	$(659,942)	$(1,300,358)	$(1,292,788)

8. Subsequent Events

On July 10, 2026, the Company submitted a meeting request and associated briefing package to the FDA relating to the clinical development of itraconazole for the treatment of surgically eligible basal cell carcinomas in patients with BCCNS, which reflects the change in the Company’s proposed primary efficacy endpoint described in Note 1. On July 23, 2026, the FDA granted the meeting request, classified the meeting as a Type C meeting, and determined that written responses would be the most appropriate means of responding to the Company’s questions, with the result that a meeting will not be scheduled. The FDA stated that its goal date for providing written responses is by the end of September 2026.

On August 3, 2026, the Court of Chancery of the State of Delaware entered a default judgment in favor of the Company against the institutional investor that was party to the Securities Purchase Agreement dated February 19, 2026, relating to the investor’s failure to fund the agreed $3.0 million registered direct offering. The judgment awarded the Company $3.0 million, together with attorney’s fees and applicable interest. The Company is pursuing enforcement and collection of the judgment. The Company has not recorded a receivable or other asset related to the judgment as of June 30, 2026 or as of the date of this filing. Consistent with the accounting for gain contingencies, any amounts recovered will be recognized in the period in which they are received or collection becomes assured. The timing and ultimate amount of any recovery are uncertain and depend on the Company’s ability to enforce the judgment.

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

Background of Our Company

We are a pharmaceutical development company that is focused on developing and ultimately commercializing innovative therapeutics based on FDA approved active pharmaceuticals that have patent-protected methods of use and/or methods of delivery for patients with certain cancers and certain non-cancerous proliferation disorders. We have also evaluated, and may continue to evaluate, opportunities to acquire or license innovative pre-clinical and clinical stage therapeutics addressing unmet medical needs in cancer and other disease indications, including therapies involving the repurposing of active ingredients from existing approved drugs.

Our current primary focus is on the development of therapies initially for basal cell carcinoma nevus syndrome (“BCCNS”) cancers in the United States utilizing itraconazole, a drug currently approved by the FDA to treat fungal infections, with an extensive history of safe and effective use in humans. We have developed intellectual property and know-how related to the treatment of cancer patients using itraconazole.

Itraconazole has demonstrated multiple antitumor mechanisms that provide a scientific rationale for its development in basal cell carcinoma (“BCC”). Investigators at Johns Hopkins University (“JHU”) identified itraconazole as an inhibitor of angiogenesis, demonstrating that it inhibits endothelial cell-cycle progression and blocks vascular endothelial growth factor (“VEGF”) and basic fibroblast growth factor (“bFGF”)-dependent formation of new blood vessels. Angiogenesis provides growing tumors with the vascular network required to deliver oxygen and nutrients. Human BCCs have been shown to possess an expanded microvascular bed compared with normal skin, including approximately 2.6-fold greater microvascular area, 2.0-fold greater microvessel length density and 3.9-fold greater red-cell flux. Accordingly, inhibition of angiogenesis may constrain the vascular support available to BCCs and contribute to itraconazole’s antitumor activity. Itraconazole has also demonstrated inhibition of Hedgehog signaling, a central driver of BCC tumorigenesis.

Itraconazole also exhibits substantial distribution into human skin. In a human pharmacokinetic study, skin tissue concentrations in the beard region and back were consistently higher than corresponding plasma concentrations after seven days of oral administration, while concentrations in sebum reached approximately ten times corresponding peak plasma concentrations. The study also demonstrated uptake of itraconazole by keratinocytes in the basal layer and prolonged persistence within keratinized skin tissues. We believe these distribution characteristics provide an additional pharmacologic rationale for investigating systemic itraconazole in cutaneous BCC.

In HP2001, no correlation was observed between serial trough plasma itraconazole concentrations and objective therapeutic response, and reductions in tumor measurements were not correlated with plasma itraconazole levels. Published human pharmacokinetic studies have shown that itraconazole distributes extensively into the skin following oral administration. Skin tissue concentrations can exceed corresponding plasma concentrations, itraconazole is taken up by keratinocytes in the basal layer of the epidermis, and concentrations in sebum have been reported at approximately ten times corresponding peak plasma concentrations. These findings provide a plausible explanation for why systemic plasma concentrations may not directly reflect drug exposure or activity at the cutaneous site of disease. The significance of this relationship has not been established, but it suggests that plasma concentrations alone may not be a reliable predictor of therapeutic response in BCCNS.

The primary efficacy endpoint we propose for this program is the rate and response of surgically eligible BCCs, meaning those tumors that have reached the anatomic site-referenced size at which surgical excision is warranted. This endpoint, which was the endpoint of the only randomized, placebo-controlled trial ever conducted in Gorlin syndrome, replaces the per-lesion response rate we had previously proposed to the FDA, and it is the basis on which we are seeking the Agency’s agreement that our existing clinical data may support a marketing application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. See “Regulatory Developments and Proposed Development Pathway” below.

On December 12, 2023, we entered into an Exclusive License Agreement (the “Agreement”) with JHU pursuant to which, JHU granted to our Company the exclusive worldwide patent rights to a Granted US Patent, No. 8,980,930 entitled “New Angiogenesis Inhibitors” (the “JHU Patent”). The JHU Patent relates to the treatment of prostate cancer, BCC including BCCNS, and lung cancer. The JHU Patent term runs through February 4, 2029. Pursuant to the Agreement, we paid JHU an upfront license fee of $40,000. In addition to compliance with customary terms and conditions included in the Agreement, we are contractually obligated to pay JHU certain additional consideration, including the following:

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

We engaged Avior Bio, Inc. (“Avior”) to develop novel oral formulations of itraconazole for our development program. As part of the formulation development program, Avior evaluated three itraconazole formulations in capsule format and assessed three prototype polymer compositions to create amorphous nano/microparticles using spray drying methods. The formulations were studied in a parallel group three-armed pre-clinical pharmacokinetic study in rats. The study included a formulation designed to mimic TOLSURA®, and two novel formulations developed to enhance itraconazole bioavailability. Each formulation was administered orally at an equivalent dose of 10 mg/kg. One of the novel formulations, AVF2-1, generated higher itraconazole plasma levels than the TOLSURA-mimicking formulation. Our provisional patent application covers the development of its amorphous nano/microparticle itraconazole formulations and the enhanced bioavailability observed in the rodent model. The claims are intended to protect the novel formulation and related methods of treatment informed by the efficacy results observed in the HP2001 study. In connection with any future New Drug Application (“NDA”), the Company intends to seek Orange Book listing of any issued formulation or composition patents that are eligible for listing.

Following the preclinical work, Avior completed further formulation development and manufactured two Inhibitor Therapeutics itraconazole capsules containing 65 mg and 75 mg of the selected itraconazole formulation. The purpose of selecting the specific dose strength was to demonstrate point estimate bio-similarities in Pharmacokinetic parameters to the observed HP2001 study. During 2026, we conducted a pilot, randomized, three-way crossover pharmacokinetic bioavailability study (ITZ101) in healthy adult subjects under fasting conditions comparing the two test formulations with TOLSURA® 65 mg as the reference product. Final study documentation was issued in July 2026.

The ITZ101 study demonstrated generally comparable pharmacokinetic profiles between the test formulations and the reference product, with the 75 mg formulation producing systemic exposure most comparable to TOLSURA. For the 75 mg formulation, the geometric mean ratios relative to TOLSURA for itraconazole AUC0-t and Cmax were 105.36% and 102.19%, respectively. The observed variability is consistent with the well-recognized pharmacokinetic characteristics of itraconazole, which has low aqueous solubility and historically variable oral absorption. Based on these results, we intend to advance a ~75 mg formulation in our development program. We expect the preclinical and human pharmacokinetic results generated through the Avior formulation development program to inform our ongoing regulatory strategy and discussions with the FDA regarding the development pathway for a potential NDA.

The pilot study described above is also intended to support the comparative bioavailability bridge between the itraconazole product used in our completed HP2001 study and our to-be-marketed formulation. We expect that such a bridge will be a required component of any marketing application submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which permits an applicant to rely in part on the FDA’s previous findings of safety and effectiveness for a previously approved drug.

In October 2025, we entered into a performance-based master services agreement with Frameshift Management, Inc. (“Frameshift”) to provide regulatory, biostatistical and strategic consulting services supporting our lead development program targeting basal cell carcinomas associated with Gorlin Syndrome. Frameshift performs services under project-specific statements of work supporting our preparation of regulatory submissions, coordination of supporting analyses and overall advancement of our BCCNS development strategy. Frameshift has continued to support our regulatory strategy and interactions with the FDA, including the preparation of regulatory meeting requests, briefing materials and supporting analyses relating to our proposed development pathway. We expect Frameshift to continue assisting with our FDA discussions and, subject to regulatory feedback, with the preparation of materials supporting a potential NDA.

Commercial and Economic Considerations

We have also prepared an internal illustrative analysis of the potential economic burden associated with the management of BCCs in patients with BCCNS. Because management of the disease currently relies heavily on repeated Mohs surgery, excisions, biopsies and other tumor-directed procedures, the cost of care can increase substantially as tumor burden increases. Using published literature, publicly available U.S. self-pay cost benchmarks and assumed utilization ranges, our analysis estimates monthly procedural costs of approximately $2,000 to $3,500 for a patient during periods of relatively low tumor burden, approximately $4,500 to $7,500 during periods of moderate tumor burden and approximately $7,500 to more than $14,500 during periods of high tumor burden. These estimates are illustrative and do not represent actual claims experience, contracted payer reimbursement rates or the expected cost of care for any particular patient. Actual utilization and costs may vary materially based on tumor number, anatomical location, treatment modality, insurance coverage and other factors.

We have separately developed an illustrative internal commercial model to evaluate the potential economic opportunity associated with an approved systemic therapy for BCCNS. The model assumes an estimated U.S. BCCNS population of approximately 11,000 patients, approximately one-third market penetration, and illustrative pricing of $4,000 to $5,000 per patient per month. Under those assumptions, approximately 3,700 treated patients would correspond to potential peak annual U.S. revenue of approximately $178 million to $222 million. The model also considers a commercialization ramp, potential orphan-drug exclusivity, a post-exclusivity erosion period and potential formulation patent protection over a 20-year modeled lifecycle. These analyses were prepared for internal strategic planning purposes, are highly sensitive to the assumptions used and should not be interpreted as Company financial guidance, a forecast of future revenues, an estimate of fair value or an indication that FDA approval or any particular level of pricing, reimbursement, market penetration or commercial performance will be achieved.

Regulatory Developments and Proposed Development Pathway

The most significant development in our program during 2026 has been a change in the primary efficacy endpoint we propose for the registration of itraconazole in BCCNS. We now propose the rate and response of surgically eligible basal cell carcinomas, meaning those tumors that have reached the anatomic site-referenced size at which surgical excision is warranted, in place of the per-lesion response rate we had previously proposed to the FDA. This was a primary endpoint of the randomized, placebo-controlled oral-vismodegib trial reported by Tang and colleagues in the New England Journal of Medicine in 2012 (the “Tang Trial”), in which the hedgehog pathway inhibitor vismodegib was compared with placebo. We believe this endpoint is the appropriate measure of benefit in this disease because it measures the surgical burden the disease imposes on patients, who are otherwise managed by repeated surgical excision over a lifetime, rather than the response of any individual lesion.

In the Tang Trial, the rate of new surgically eligible tumors fell from approximately 29 per patient-year on placebo to approximately 2 per patient-year on vismodegib, and the mean number of surgical excisions per patient fell from 4.4 to 0.31, with medians of 1.0 and 0 and P less than 0.001 for both outcomes. We regard the accompanying reduction in actual surgeries as important, because it indicates that the endpoint measures the morbidity the disease imposes rather than a surrogate for it. The Tang Trial enrolled a substantially higher-burden population than HP2001, as entry required at least 10 surgically eligible tumors at entry or during the preceding two years and the placebo arm had a baseline mean of approximately 37 such tumors, against a baseline mean of approximately 7 in HP2001. Because the rate at which new tumors appear scales with the number a patient already carries, the Tang rates are evidence that the endpoint responds to treatment and are not a benchmark for the population we intend to treat, and we do not present a direct comparison between the Tang rates and the HP2001 rates below.

The change in endpoint followed our interactions with the FDA during 2026. In February 2026, we submitted a meeting request and associated briefing materials to the FDA in support of our development program. On May 5, 2026, the FDA provided written responses in lieu of a meeting. In those responses, the FDA did not agree that a per-lesion response rate was an appropriate primary efficacy endpoint, questioned whether a reduction in the size of an individual basal cell carcinoma is by itself clinically meaningful in a patient who may have many such tumors, and recommended that we conduct a prospective, randomized, placebo-controlled trial. Following receipt of those responses we substantially repositioned our development strategy to respond to the Agency’s comments.

As supporting evidence for the proposed endpoint, we have applied the same site-referenced size thresholds to the target lesions that were already present at baseline in our completed HP2001 study. HP2001 was an open-label, single-arm study of itraconazole in 38 patients with BCCNS in which 477 target basal cell carcinomas were measured over the course of the study. Among the baseline target lesions meeting those thresholds, 53.4% met the criteria for an objective response, defined as a reduction of at least 30% in longest diameter; 86.9% were controlled, meaning they responded or remained stable; and the mean best reduction in longest diameter was approximately 41%. This analysis measures the response of tumors that were already present, which is a different measure from the rate at which new surgically eligible tumors arise. We present it as supporting evidence and do not combine the two measures.

We have also applied the same thresholds to the tumors that arose during HP2001. Ten new surgically eligible basal cell carcinomas were identified in 7 of the 38 patients, a rate of approximately 0.21 per patient-year over 46.7 patient-years of protocol follow-up. Measured over the 37.8 patient-years during which patients were actually receiving itraconazole, the corresponding rate is approximately 0.27 per patient-year. Under a narrower definition used in later development programs in this disease, which counts nose and periorbital tumors separately, the figures are 9 tumors in 6 patients and approximately 0.19 per patient-year. These are observed single-arm rates and are not treatment effects.

Because Gorlin syndrome requires management over a patient’s lifetime, we believe the ability of a patient to remain on therapy is a central component of the clinical utility of any chronic treatment. In the Tang trial, discontinuation of vismodegib for adverse events was 27%, or 7 of 26 patients, at a mean follow-up of approximately 8 months, and 54%, or 14 of 26 patients, by approximately 18 months, with only 1 of 5 eligible patients remaining on treatment at 18 months. In HP2001, treatment-related discontinuation of itraconazole for adverse events was 13%, or 5 of 38 patients, over a median of approximately 7 months of on-drug exposure. At approximately comparable duration the comparison is therefore 13% for itraconazole against 27% for vismodegib. These figures are drawn from different studies, are measured on different time bases because the Tang percentages are reported against observation time while the HP2001 percentage is reported against on-drug exposure, and are not the product of a head-to-head comparison. Neither vismodegib nor sonidegib is approved for the treatment of basal cell carcinomas in Gorlin syndrome; each is approved only for advanced or metastatic basal cell carcinoma, and use in patients with Gorlin syndrome is off-label.

On July 10, 2026, we submitted a meeting request and associated briefing package to the FDA to discuss the clinical development of itraconazole for the treatment of surgically eligible basal cell carcinomas in patients with BCCNS. On July 23, 2026, the FDA granted the meeting request, classified the meeting as a Type C meeting, and determined that written responses would be the most appropriate means of responding to our questions, with the result that a meeting will not be scheduled. The FDA acknowledged receipt of our briefing package and stated that its goal date for providing written responses is by the end of September 2026. The FDA also noted that if it determines the materials in our briefing package are inadequate, it may cancel or reschedule the agreement to provide written responses, in which case a new meeting request would be required. Our briefing package sets out the proposed endpoint, the supporting analyses of the HP2001 data, our responses to the FDA’s May 5, 2026 comments, and the questions on which we are seeking the Agency’s guidance, including whether the existing data are adequate to support a marketing application under Section 505(b)(2).

The analyses described above are descriptive characterizations of measurements collected prospectively in a single-arm, open-label study. They are not the results of a controlled, hypothesis-testing comparison against a concurrent control, they have not been reviewed or accepted by the FDA, and they may not be predictive of the results of any future controlled study. There can be no assurance that the FDA’s written responses will be favorable, that they will be provided by the stated goal date, or that the FDA will agree with our proposed endpoint, our characterization of these analyses or our proposed regulatory pathway. If the FDA does not agree, we may be required to conduct one or more additional clinical trials before a marketing application could be submitted or approved, which would require substantial additional capital and would materially delay any potential commercialization. See Item 1A, “Risk Factors.”

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

We have no material changes to our Critical Accounting Policies and Estimates disclosures as filed in our 2025 Annual Report.

Results of Operations

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Research and Development Expenses. We incurred $0.2 million and $0.3 million of research and development expenses during the three months ended June 30, 2026 and June 30, 2025, respectively. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. The decrease was primarily the result of a decline in third party research and development costs due to the progress of the work performed relating to our contractual arrangement with Avior. We expect research and development expenses to increase in the future, depending on the results from our regulatory interactions with the FDA.

General and Administrative Expenses. We incurred approximately $0.4 million in general and administrative expenses during each of the three months ended June 30, 2026 and June 30, 2025. During each of the three months ended June 30, 2026 and 2025, general and administrative expenses were composed primarily of compensation costs of $0.2 million, professional services fees of $0.1 million and insurance costs of $0.1 million.

Interest income. We earned $0.005 million and $0.04 million of interest income during the three months ended June 30, 2026 and June 30, 2025, respectively. The interest income is generated from deposits held in our depository accounts and the decrease is the result of less deposits within our money market account during the current period.

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Research and Development Expenses. We incurred $0.6 million of research and development expenses during each of the six months ended June 30, 2026 and June 30, 2025. The expenses are primarily internal personnel costs, consisting of salaries, benefits and other related costs, as well as amounts paid to third parties to support our research and development activities. We expect research and development expenses to continue to increase in the future, depending on the results from our regulatory interactions with the FDA.

General and Administrative Expenses. We incurred approximately $0.8 million in general and administrative expenses during each of the six months ended June 30, 2026 and June 30, 2025. During each of the six months ended June 30, 2026 and 2025, general and administrative expenses were comprised primarily of compensation costs of $0.4 million, professional services fees of $0.2 million, and insurance costs of $0.2 million.

Interest income. We earned $0.01 million and $0.08 million of interest income during the six months ended June 30, 2026 and June 30, 2025, respectively. The interest income is generated from deposits held in our depository accounts and the decrease is the result of less deposits within our money market account during the current period.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and expect to incur additional losses until such time that we can generate significant revenue from the licensing of a product once we receive approval by the FDA, which will allow for commercialization of the product candidate. During the six months ended June 30, 2026, we incurred a net loss of $1.3 million and had negative cash flows from operations of $1.9 million. Given our projected operating requirements and our existing cash and cash equivalents, we are projecting insufficient liquidity to sustain our operations through one year following the date that the financial statements are issued before giving consideration to management’s plans to address such conditions. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In response to these conditions, management is currently evaluating the scope of our 2026 operations, including potential financing strategies that include, but are not limited to, the public or private sale of equity or debt securities or from loans or through other strategic collaboration and/or from licensing agreements. On February 19, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to sell and issue shares of common stock and warrants in a registered direct offering in exchange for proceeds of $3.0 million. The securities are subject to certain contractual restrictions on transfer, including a nine-month lock-up period. The proceeds have not yet been received and on March 30, 2026 we initiated litigation as a result of the institutional investor’s failure to perform its obligations under the securities purchase agreement, including funding the $3.0 million investment. In the event the proceeds are received, we intend to use the proceeds from the offering for working capital and other general corporate purposes. On August 3, 2026 the Court of Chancery of the State of Delaware awarded the Company a default judgement against the institutional investor and the Company is in the process of pursuing payment accordingly.

We believe that the impact on our liquidity and cash flows resulting from the offering, if the proceeds are received, will mitigate some of the risk related to the substantial doubt about our ability to continue as a going concern. However, there can be no assurances that the proceeds will be received pursuant to the securities purchase agreement. Because our plans have not yet been fully executed and are not within our control, the implementation of such plans cannot be considered probable. As a result, we have concluded that our plans do not currently alleviate substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA has not agreed with our previously proposed efficacy endpoint, and if it does not accept the surgically eligible endpoint we now propose we may be required to conduct additional clinical trials that we are not currently able to fund.

Our development strategy for itraconazole in BCCNS depends on the FDA accepting the rate and response of surgically eligible basal cell carcinomas, meaning those tumors that have reached the anatomic site-referenced size at which surgical excision is warranted, as an appropriate primary efficacy endpoint, and accepting our analyses of the completed HP2001 study, read against that endpoint, as adequate to support a marketing application under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. In written responses provided on May 5, 2026, the FDA did not agree that the per-lesion response rate we had previously proposed was an appropriate primary efficacy endpoint and recommended that we conduct a prospective, randomized, placebo-controlled trial. We submitted a further meeting request on July 10, 2026 proposing the surgically eligible endpoint and our proposed pathway, which the FDA has classified as a Type C meeting and to which it has elected to respond in writing rather than by meeting, with a stated goal date of the end of September 2026. The FDA is not obligated to agree with our position, and its prior comments indicate that it may not.

HP2001 was an open-label, single-arm study completed a number of years ago and did not include a concurrent control. We are proposing to evaluate its new-tumor data against the placebo arm of the randomized Tang trial as a historical external control. If the FDA does not accept that construction as adequate and well controlled, it may treat the evidence as uncontrolled or partially controlled; applicable regulations provide that such evidence may not serve as the sole basis for an effectiveness claim. The FDA may also conclude that our data are insufficient, that the endpoint is not adequately validated or clinically meaningful, or that additional clinical, nonclinical, pharmacokinetic, or chemistry, manufacturing and controls data are necessary. We may then be required to conduct one or more additional clinical trials before a marketing application could be submitted or approved. We do not currently have the capital required to conduct such a trial, and as described in Note 2 to our condensed financial statements there is substantial doubt about our ability to continue as a going concern. Any such requirement would materially delay, and could prevent, commercialization of our product candidate, and could require us to curtail, suspend or discontinue the program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Interim Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350 (*)

32.2	Certification Pursuant To 18 U.S.C. Section 1350 (*)

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITOR THERAPEUTICS, INC.

Date: August 14, 2026	By:	/s/ Francis E. O’Donnell
Francis E. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ James A. McNulty
James A. McNulty
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

